Form 10-Q
period 2012-05-31
GLOBAL GROUP ENTERPRISES CORP.
filed 2012-06-25
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number   333-179311

GLOBAL GROUP ENTERPRISES CORP.

(Exact name of registrant as specified in its charter)

Florida	45-3864597
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 12,000,000 shares of common stock are issued and outstanding as of May 31, 2012.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Group Enterprises Corp.

(A Development Stage Company)

Balance Sheets

	As of
	May 31, 2012	November 30, 2011
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$30,513	$8,900
Total current assets	30,513	8,900

TOTAL ASSETS	$30,513	$8,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$600	$2,000
Total liabilities	600	2,000

STOCKHOLDERS’ EQUITY
Capital Stock (Note 4)
Authorized:
250,000,000 common shares, $0.0001 par value.
Issued and outstanding:
12,000 000 and 9,000,000 common shares at May 31, 2012 and November 30, 2011, respectively.	$1,200	$900
Additional paid-in capital	42,300	8,100
Deficit accumulated during the development stage	(13,587)	(2,100)
Total Stockholders’ Equity	29,913	6,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,513	$8,900

The accompanying notes are an integral part of these financial statements.

Global Group Enterprises Corp.

(A Development Stage Company)

Statements of Operations

			For the Period
			from Inception
	Three Months	Six Months	November 22, 2011
	Ended	Ended	to
	May 31, 2012	May 31, 2012	May 31, 2012
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	9,937	10,127	10,227
Professional Fees	860	1,360	3,360

Loss Before Income Taxes	$(10,797)	$(11,487)	$(13,587)

Provision for Income Taxes	—	—	—

Net Loss	$(10,797)	$(11,487)	$(13,587)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	11,065,039	9,983,607

The accompanying notes are an integral part of these financial statements.

Global Group Enterprises Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - November 22, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on November 22, 2011	9,000,000	900	8,100	—	9,000

Loss for the period from inception on November 22, 2011 to November 30, 2011	—	—	—	(2,100)	(2,100)

Balance - November 30, 2011	9,000,000	900	8,100	(2,100)	6,900

Net Loss for the period ended February 29, 2012	—	—	—	(690)	(690)

Balance - February 29, 2012	9,000,000	900	8,100	(2,790)	6,210

Common shares issued for cash at $0.0115 per share on April 2, 2012	3,000,000	300	34,200	—	34,500

Net Loss for the period ended May 31, 2012	—	—	—	(10,797)	(10,797)

Balance - May 31, 2012	12,000,000	1,200	42,300	(13,587)	29,913

The accompanying notes are an integral part of these financial statements.

Global Group Enterprises Corp.

(A Development Stage Company)

Statements of Cash Flow

		For the Period
		from Inception
	Six Months	November 22, 2011
	Ended	to
	May 31, 2012	May 31, 2012
	(unaudited)	(unaudited)

OPERATING ACTIVITIES

Net Loss	$(11,487)	$(13,587)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(1,400)	600
Net cash used in operating activities	(12,887)	(12,987)

FINANCING ACTIVITIES
Capital Stock issued for cash	34,500	43,500
Net cash provided by financing activities	34,500	43,500

INCREASE IN CASH AND CASH EQUIVALENTS	21,613	30,513

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,900	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,513	$30,513

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at May 31, 2012.  As of May 31, 2012, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING

Advertising costs are expensed as incurred.  No advertising costs have been incurred as of May 31, 2012.

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

Global Group Enterprises Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the period November 22, 2011 (date of inception) through May 31, 2012, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 5. SHAREHOLDER’S EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.0001.  The Company issued 9,000,000 shares of our $.0001 par value common stock to Andrew Keck , our CEO and sole Director, on  November 22, 2011 for cash in the amount of $9,000 (per share price of $.001).

The Company sold 3,000,000 shares of our $.0001 par value common stock to a group of Investors on  March 14, 2012 for cash in the amount of $34,500 (per share price of $.0115).

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

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated events subsequent through June 8, 2012, which is the date these financial statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no such subsequent events to disclose.

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

During the six months of the fiscal year 2012, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On February 2, 2012 the Company filed a Registration Form S-1 and also filed an S-1/A Amendments on March 6, 2012 with the SEC.

Results of Operations

The Company did not generate any revenue during the three or six months ended May 31, 2012.

Total expenses the three (3) and six (6) months ending May 31, 2012 were $10,797 and $11,487 resulting in an operating loss for the period of $3,390. Basic net loss per share amounting to $.00 for the three (3) and six months ending May 31, 2012.

General and Administrative expenses consisted primarily of filing and professional fees for the three (3) and six months ending May 31, 2012 .

Liquidity and Capital Resources

At May 31, 2012 we had working capital of $29,913 consisting of cash on hand of $30,513 as compared to working capital of $6,900 at November 30, 2011 and cash of $8,900.

Net cash used in operating activities for the six months ended May 31, 2012 was $12,887 as compared to $12,987 for the period from inception on November 22, 2011 through May 31, 2012.

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

As of May 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by May 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by August 30, 2013.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

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

Global Group Enterprises Corp.

Date: June 25, 2012	By: /s/ Andrew Keck
Andrew Keck
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director