Form 10-Q
period 2012-08-31
GLOBAL GROUP ENTERPRISES CORP.
filed 2012-09-14
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 12,000,000 shares of common stock are issued and outstanding as of August 31, 2012.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Balance Sheets

	As of
	August 31, 2012	November 30, 2011
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,421	$8,900
Total current assets	17,421	8,900

TOTAL ASSETS	$17,421	$8,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$600	$2,000
Total liabilities	600	2,000

STOCKHOLDERS’ EQUITY
Capital Stock (Note 5)
Authorized:
250,000,000 common shares, $0.0001 par value.
Issued and outstanding:
12,000,000 and 9,000,000 shares issued and outstanding at August 31, 2012 and November 31, 2012.	1,200	900
Additional paid-in capital	42,300	8,100
Deficit accumulated during the development stage	(26,679)	(2,100)
Total Stockholders’ Equity	16,821	6,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,421	$8,900

The accompanying notes are an integral part of these financial statements.

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Statements of Operations

(unaudited)

			For the Period
			from (Inception)
	Three Months	Nine Months	November 22, 2011
	Ended	Ended	to
	August 31, 2012	August 31, 2012	August 31, 2012

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	11,892	22,019	22,119
Professional Fees	1,200	2,560	4,560

Loss Before Income Taxes	$(13,092)	$(24,579)	$(26,679)

Provision for Income Taxes	—	—	—

Net Loss	$(13,092)	$(24,579)	$(26,679)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	12,000,000	10,658,182

The accompanying notes are an integral part of these financial statements.

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Statement of Stockholders’ Equity

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - November 22, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on November 22, 2011	9,000,000	900	8,100	—	9,000

Loss for the period from inception on November 22, 2011 to November 30, 2011	—	—	—	(2,100)	(2,100)

Balance - November 30, 2011 (audited)	9,000,000	900	8,100	(2,100)	6,900

Common shares issued for cash at $0.0115 per share on April 2, 2012	3,000,000	300	34,200	—	34,500

Net Loss for the period ended August 31, 2012	—	—	—	(24,579)	(24,579)

Balance - August 31, 2012 (unaudited)	12,000,000	1,200	42,300	(26,679)	16,821

The accompanying notes are an integral part of these financial statements.

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

		For the Period
		from (Inception)
	Nine Months	November 22, 2011
	Ended	to
	August 31, 2012	August 31, 2012

OPERATING ACTIVITIES

Net Loss	$(24,579)	$(26,679)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(1,400)	600
Net cash used in operating activities	(25,979)	(26,079)

FINANCING ACTIVITIES

Capital Stock issued for cash	34,500	43,500
Net cash provided by financing activities	34,500	43,500

INCREASE IN CASH AND CASH EQUIVALENTS	8,521	17,421

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,900	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,421	$17,421

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

NOTE 1. NATURE OF BUSINESS

Global Group Enterprises Corp. (the “Company”), a Florida corporation, was formed to produce, market and sell Ultra Premium Vodka product to retailers. The Company was incorporated on November 22, 2011 (Date of Inception) with its corporate headquarters located in Siesta Key, Florida and its year-end is November 30.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at August 31, 2012.  As of August 31, 2012, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING

Advertising costs are expensed as incurred.  No advertising costs have been incurred as of August 31, 2012.

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

NOTE 4. EQUITY TRANSACTIONS

On November 22, 2011 9,000,000 shares of common stock were issued to the founder for $.001 per share for total proceeds in the amount of $9,000.

On April 2, 2012 the Company received $34,500 in exchange for 3,000,000 shares of common stock, at a share price of $.0115.

NOTE 5. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the period November 22, 2011 (date of inception) through August 31, 2012, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 6. SHAREHOLDER’S EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.0001.  The Company issued 9,000,000 shares of our $.0001 par value common stock to Andrew Keck , our CEO and sole Director, on  November 22, 2011 for cash in the amount of $9,000 (per share price of $.001)

The Company sold 3,000,000 shares of our $.0001 par value common stock to a group of Investors on April 2, 2012 for cash in the amount of $34,500 (per share price of $.0115).

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 7. RELATED PARTY TRANSACTIONS

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

NOTE 8. COMMITMENTS AND CONTINGENCY

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

The Company did not generate any revenue during the three or nine month periods ended August 31, 2012.

Total expenses the three (3) and nine (9) month periods ending August 31, 2012 were $13,092 and $24,579, respectively; this resulted in an operating loss for the period of inception (November 22, 2011) to August 31, 2012 of $26,679. Basic net loss per share was $.00 for both the three (3) and nine (9) months ending August 31, 2012.

General and Administrative expenses consisted primarily of filing and professional fees for the three (3) and (9) months ending August 31, 2012.

Liquidity and Capital Resources

At August 31, 2012 we had working capital of $16,821 consisting of cash on hand of $17,421 as compared to working capital of $6,900 at November 30, 2011 and cash of $8,900.

Net cash used in operating activities for the nine months ended August 31, 2012 was $25,979 as compared to $26,079 for the period from inception on November 22, 2011 through August 31, 2012.

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

As of August 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by August 30, 2013.

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

Global Group Enterprises Corp.

Date: September 14, 2012	By: /s/ Andrew Keck
Andrew Keck
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director