Form 10-K
period 2012-11-30
GLOBAL GROUP ENTERPRISES CORP.
filed 2012-12-31
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:     333-179311

Global Group Enterprises Corp.

(Exact name of registrant as specified in its charter)

Florida	45-3864597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 Beach Road, Siesta Key, Fl	34242
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     941-284-5053

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes      [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes      [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes      [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes      [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes      [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $0 as of March 31, 2012.

As of November 30, 2012, there were 12,000,000 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

PART I

Item 1.	Business.

Corporate Background

General

Our business and registered office is located at 221 Beach Road, Siesta Key Fl 34242. Our contact number is 941-284-5053.

On November 22, 2011, a total of 9,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On March 14, 2012, the Company sold 3,000,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 2, 2012 (file no.333-179311), as amended by Registration Statement on Form S-1/A on  March 6, 2012,  and declared effective on March 26, 2012.

As of November 30, 2012, Global Group Enterprises Corp. had raised $34,500 through the sale of its common stock. There is $15,971 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Business Overview

On November 22, 2011, Mr. Andrew Keck, our President and sole director, incorporated the Company in the State of Florida and established a fiscal year end of November 30.

Global Group Enterprises Corp. was formed to produce, market and sell Ultra Premium Vodka product to retailers. The Company was incorporated on November 22, 2011 (Date of Inception) with its corporate headquarters located in Siesta Key, Florida and its year-end is November 30, 2012.

The Company has not yet implemented its business model and to date has generated no revenues. Global Group Enterprises Corp. has not made any material change in its mode of conducting business and has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change. Since inception we have not been in receivership, bankruptcy or similar proceeding. We have not made any significant purchase or sale of assets or been involved in any merger, material reclassification, acquisition or consolidation.

Description of our Products and Services

We intend to Plan and Develop a Facility to distill, bottle, market and distribute alcoholic beverages (primarily an Ultra Premium Vodka) in the Siesta Key, Florida proximity. (Siesta Key, Florida was voted the No. 1 beach in the

United States. (www.sarasotafl.org/siesta-key).

Vodka is one of the world’s most popular spirits and we intend to produce an Ultra Premium Vodka Brand capitalizing on Siesta Key’s recent status as the No. 1 beach in the USA.

We intend to obtain the consultants to provide us with the necessary experience and background helpful to the Ultra Premium Vodka making process, bottling, marketing and distribution.

Business Strategy

Our intended strategy is to produce an Ultra Premium Vodka. To accomplish this, we intend to seek out the finest distilling equipment and ingredients we can obtain. Our research into the selection and purchasing of our distillery, labeling and bottling equipment systems is anticipated to be the primarily responsibility of our consulting team of specialists intended to be contracted.

We intend to distill our Ultra Premium Vodka with an artesian custom crafted type system. We expect our intended still to smooth out bitter flavors and produce a refined and full-flavored spirit. We intend to control every stage of the distillation process and therefore anticipate producing an Ultra Premium Vodka from scratch.

We look forward to producing an Ultra Premium Vodka with an anticipated paradise taste that can live up to the name of Siesta Key Beach, Florida’s No. 1 Beach in the USA 2011.

Production (Intended)

Distill our Ultra Premium Vodka from what we anticipate to be the finest from either the following commodities:

•	Grains (Sorghum, Corn, Rye or Wheat)
•	Potatoes
•	Soybeans
•	Grapes
•	Rice
•	Sugar Beets
•	Fermentation (Sugar/Yeast)

Distilling & Filtering (Intended)

Utilize the best available distilling and filtration process.

Flavoring (Intended)

Clear or Flavored Ultra Premium Vodka - to be determined.

Branding (Intended)

We intend to develop the Ultra Premium Vodka by utilizing the Siesta Key, Florida (#1 Beach in the USA) reputation and public relations with a special trade mark cocktail (we have not develop such a cocktail or have trade marked or copy written such a name).

Distribution (Intended)

Seek to obtain a national distribution company for retail and restaurants.

In summary, we intended to plan, distill, bottle, market and distribute an Ultra Premium Brand, Siesta Key, Florida Vodka by executing our anticipated Business Plan Strategy.

The Market

Premium Brands have been important drivers in the growing Vodka category for some time but among the key trends forecast in a recent report on the Vodka market from just-drinks.com is the growth of the Ultra Premium segment. Ben Cooper reports.

According to the just-drinks.com Global Group Market Review of Vodka-Forecasters to 2013, the Vodka market could be set to follow a trend already seen in the Tequila category “The (Vodka) category may now be poised for its next revolution step.

RESEARCH-Vodka market set for ultra-premium boost. Author just-drinks.com editorial team http://www.just-drinks.com/analysis/research-vodka-market-set-for -ultra-premium-boost-id93019.aspx

We will not have the necessary capital to develop or execute our business plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms.

We need to raise $500,000 (in addition to the $34,500 we are seeking to raise through this offering)to implement our business plan over the next 18 months and the funds raised in this offering, even assuming we sell all the shares being offered, will be insufficient to commercialize our product or develop our business strategy.

Competition

The Ultra Premium Vodka industry is a highly competitive market. We will compete with both large and small corporations. Most of these companies have greater financial and personnel resources then we do.

Employees And Employment Agreements

As of November 30, 2012, we have no employees other than Mr. Keck, our sole officer and director. Mr. Keck has the flexibility to work on our business up to 10 to 25 hours per week. He is prepared to devote more time to our operations as may be required and we do not have any employment agreements with him.

We do not presently have, pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our Sole officer and director.

During the initial implementation of our marketing strategy, the company intends to hire independent consultants, rather than hire full time employees. We plan on hiring a Vice President of Marketing and Sales to execute the Marketing and Sales plan.

Facilities

The company does not own or lease property or lease office space. The office space used by the company was arranged by the founder of the company to use at a minimum charge. Our principal offices are located 221 Beach Road Siesta Key, Sarasota, FL  34242.

Item 1A.	Risk Factors.

INABILITY TO OBTAIN AN EXPERIENCED CONSULTING TEAM TO ADVISE IN THE SELECTION OF AN ULTRA PREMIUM VODKA PRODUCTION BRAND COULD COMPROMISE OUR BUSINESS AND MAY CAUSE OUR BUSINESS TO FAIL.

Our business plan relies in part on our ability to obtain a consulting team to aide in the selection of equipment to produce our Ultra Premium Vodka Brand, a selection of a wrong consulting team could compromise our business and may cause our business to fail.

WE ARE NOT CURRENTLY PROFITABLE AND MAY NOT BECOME PROFITABLE.

At November 30, 2012, we had $15,971 cash on-hand and our stockholder’s equity was $13,971 and there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expert to incur losses and negative operating cash flow for the foreseeable future, and we may not achieve profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenue in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our business.

THE COMPANY IS SUBJECT TO THE 15(D) REPORTING REQUIREMENTS UNDER THE SECURITIES EXCHANGE ACT OF 1934 WHICH DOES NOT REQUIRE A COMPANY TO FILE ALL THE SAME REPORTS AND INFORMATION AS A FULLY REPORTING COMPANY.

The Company is subject to the 15(d) reporting requirements according to the Securities Exchange Act of 1934. The Company is required to file the necessary reports in the fiscal year that the registration statement is declared effective. After that fiscal year and provided the Company has less than 300 shareholders, the Company is not required to file these reports. If the reports are not filed, the investors will have reduced visibility as to the Company and its financial condition. In addition, as a filer subject to Section 15(d) of the Exchange Act, the Company is not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; the company will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent (5%) holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

OUR LACK OF AN OPERATING HISTORY GIVES NO ASSURANCE THAT OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES, WHICH COULD RESULT IN THE SUSPENSION OR END OF OUR OPERATIONS.

We were incorporated on November 22, 2011 and we have not realized any revenues to date. We have very little operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the completion of this offering and our ability to generate revenues through sales of our product.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

WE ARE A NEW COMPANY WITH NO OPERATING HISTORY AND WE FACE A HIGH RISK OF BUSINESS FAILURE WHICH WOULD RESULT IN THE LOSS OF YOUR INVESTMENT.

We are a development stage company formed recently to carry out the activities described in this prospectus and thus have only a limited operating history upon which an evaluation of its prospectus can be made. We were incorporated on November 22, 2011 and to date have been involved primarily in the development of our business plan. We have limited business operations. Thus, there is no internal or industry-based historical financial data upon which to estimate our planned operating expenses.

We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of market factors including, among others, the entry of new competitors offering a similar product; the availability of motivated and qualified personnel; the initiation, renewal or expiration of our customer base; pricing changes by the Company or its competitors, and general economic conditions. Accordingly, our future sales and operating results are difficult to forecast.

As of the date of this prospectus, we have earned no revenue. Failure to generate revenue will cause us to go out of business, which could result in the complete loss of your investment.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR DOES NOT HAVE SIGNIFICANT EXPERIENCE IN STARTING A DISTILLERY ORGANIZATION AND WE LACK CUSTOMERS AND SUPPLIERS, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Although our sole officer and director has alcohol beverage business experience, he does not have experience in developing a new company. Additionally, we currently have no contracts or agreements with customers or suppliers or consultants of our Ultra Premium Vodka intended product. Therefore, without this experience, customers, suppliers, or consultants/equipment, our management’s business experience may not be enough to effectively start-up and maintain our company. As a result, the implementation of our business plan may be delayed, or eventually, unsuccessful.

OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE WHICH COULD NEGATIVELY AFFECT OUR PROFIT.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future equity sales; the level of commercial acceptance by consumers of our product; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and general economic conditions.

If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results.

OUR SOLE OFFICER AND DIRECTOR MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF HIS TIME TO OUR OPERATIONS, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS AND EVEN BUSINESS FAILURE.

Andrew Keck, our sole officer and director, has other outside business activities and is devoting approximately 10-25 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Mr. Keck, which may result in periodic interruptions or suspensions of our business plan. Such delays could have a significant negative effect on the success of the business.

KEY MANAGEMENT PERSONNEL MAY LEAVE THE COMPANY WHICH COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO CONTINUE OPERATIONS.

Because we are entirely dependent on the efforts of its sole officer and director, his departure or the loss of other key personnel in the future, could have a material adverse effect on the business. We intend to make all commercially reasonable efforts to minimize the risks attendant with the departure by key personnel from service.

However, there is no guarantee that replacement personnel, if any, will help the Company to operate profitably. We do not maintain key person life insurance on our sole officer and director.

At this time, we have not entered into any employment agreements with our Sole officer and director. If there is sufficient cash flow available from our future operations, we may enter into employment agreements with our Sole officer and director or future key staff members.

IF OUR COMPANY IS DISSOLVED, IT IS UNLIKELY THAT THERE WILL BE SUFFICIENT ASSETS REMAINING TO DISTRIBUTE TO OUR SHAREHOLDERS.

In the event of the dissolution of our company, the proceeds realized from the liquidation of our assets, if any, will be used primarily to pay the claims of our creditors, if any, before there can be any distribution to the shareholders.

In that case, the ability of purchasers of the offered shares to recover all or any portion of the purchase price for the offered shares will depend on the amount of funds realized and the claims to be satisfied there from.

IF WE ARE UNABLE TO GAIN ANY SIGNIFICANT MARKET ACCEPTANCE FOR OUR PRODUCT OR ESTABLISH A SIGNIFICANT MARKET PRESENCE, WE MAY BE UNABLE TO GENERATE SUFFICIENT REVENUE TO CONTINUE OUR BUSINESS.

Our growth strategy is substantially dependent upon our ability to market our product successfully to prospective customers. However, our planned product may not achieve significant acceptance. Such acceptance, if achieved, may not be sustained for any significant period of time. Failure of our product to achieve or sustain market acceptance could have a material adverse effect on our business, financial conditions and the results of our operations.

MANAGEMENT’S ABILITY TO IMPLEMENT THE BUSINESS STRATEGY MAY BE SLOWER THAN EXPECTED AND WE MAY BE UNABLE TO GENERATE A PROFIT.

Our plans include obtaining business from Retail and Restaurant organizations which may not occur.

Although we plan on providing our product carefully, the product may be slow to achieve profitability, or may not become profitable at all, which will result in losses. There can be no assurance that we will succeed.

We may be unable to enter into its intended markets successfully. The factors that could affect our growth strategy include our success in(a) obtaining orders from retail/restaurant Organizations, (b) obtaining adequate financing on acceptable terms, and (c) adapting our internal controls and operating procedures to accommodate our future growth.

Our systems, procedures and controls may not be adequate to support the expansion of our business operations. Significant growth will place managerial demands on all aspects of our operations. Our future operating results will depend substantially upon our ability to manage changing business conditions and to implement and improve our technical, administrative and financial controls and reporting systems.

IF WE ARE UNABLE TO MANAGE OUR FUTURE GROWTH OUR BUSINESS COULD BE HARMED.

If the Company experiences significant growth in the foreseeable future, its growth may place a significant strain on management, financial, operating and technical resources. Failure to manage growth effectively could have a material adverse effect on the Company’s financial condition or the results of its operations.

Since inception on November 22, 2011 to November 30, 2012, we have spent a total of $29,529 on start-up costs. We have not generated any revenue from business operations. All proceeds currently held by us are the result of the sale of common stock to its officers.

OUR PRODUCT MAY NOT BE ABLE TO DISTINGUISH ITSELF IN THE MARKET AND WE MAY BE UNABLE TO ATTRACT ENOUGH CUSTOMERS TO OPERATE PROFITABLY, WITHOUT A PROFIT WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Our product will target the Ultra Premium Vodka customers, if we are unable to demonstrate clearly the concept that makes our product unique to potential customers, they may not purchase the product. If the public doesn’t acknowledge the singularity and innovation of our product, we may be unable to attract enough customers.

WE MAY BE UNABLE TO MAKE NECESSARY ARRANGEMENTS AT ACCEPTABLE COST, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS ENTIRELY WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT.

Because we are a small business, with limited assets, we are not in a position to assume unanticipated costs and expenses. If we have to make changes in our structure or are faced with circumstances that are beyond our ability to afford, we may have to suspend operations or cease operations entirely which could result in a total loss of your investment.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTERST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of one individual who is also our executive officer. Our executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officer and the oversight of the accounting functions.

Although we have adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit nominating and compensation committee comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominee may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

AUDITOR’S GOING CONCERN

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF GLOBAL GROUP ENTERPRISES CORP. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN.

In their audit report for the period ending November 30, 2012 and dated December 24, 2012, The Company has not yet emerged from its development stage, as not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about its ability to continue as a going concern.

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

OUR BUSINESS WILL FAIL IF WE DO NOT OBTAIN ADEQUATE FINANCING, RESULTING IN THE COMPLETE LOSS OF YOUR INVESTMENT.

We will require additional financing to sustain our business operations. Over the next 18 months, we anticipate needing at least $475,000 to complete the marketing and business plan and other operating expenses. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. If we don’t raise additional capital, our business will fail.

BLUE SKY LAWS MAY LIMIT YOUR ABILITY TO SELL YOUR SHARES. IF THE STATE LAWS ARE NOT FOLLOWED, YOU WILL NOT BE ABLE TO SELL YOUR SHARES AND YOU MAY LOOSE YOUR INVESTMENT.

State Blue Sky laws may limit resale of the Shares. The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares.

Accordingly, even if we are successful in having the Shares available for trading on the OTCBB, investors should consider any secondary market for the Company’s securities to be limited.

SINCE OUR SOLE OFFICER AND DIRECTOR CURRENTLY OWNS OVER 75% OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FEEL THAT HIS DECISIONS ARE CONTRARY TO THEIR INTERESTS.

The Company’s sole officer and director, Mr. Andrew Keck owns over 75% of the outstanding shares.  As a result, he will maintain control of the Company and be able to choose all of our directors. His interests may differ from those of other stockholders. Factors that could cause his interests to differ from the other stockholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of time he is able to devote to the Company.

RISKS RELATED TO THE COMPANY’S MARKET AND STRATEGY

We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of market factors including, among others, the entry of new competitors offering a similar service; the availability of motivated and qualified personnel; the initiation, renewal or expiration of our customer base; pricing changes by the Company or its competitors, specific conditions in the Vodka market and general economic conditions. Accordingly, our future sales and operating results are difficult to forecast.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR DOES NOT HAVE SIGNIFICANT EXPERIENCE IN STARTING A BEVERAGE COMPANY WE ARE A HIGH RISK INVESTMENT WHICH COULD RESULT IN THE LOSS OF YOUR INVESTMENT.

Our Chief Executive Officer and Director does not have experience in developing a Beverage Company or in the development of a Website. Therefore, without this experience, our management’s business experience may not be enough to effectively start-up and maintain our company. As a result, the implementation of our business plan may be delayed, or eventually, unsuccessful.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MUST LIMIT OUR MARKETING ACTIVITIES. AS A RESULT, OUR SALES MAY NOT BE ENOUGH TO OPERATE PROFITABLY.  IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS

Due to the fact we are small and do not have much capital, we must limit our marketing activities to potential customers having the likelihood of purchasing our product. Because we will be limiting the scope of our marketing activities, we may not be able to generate enough sales to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

BECAUSE THE COMPANY HAS 250,000,000 AUTHORIZED SHARES, MANAGEMENT COULD ISSUE ADDITIONAL SHARES, DILUTING THE CURRENT SHAREHOLDERS’ EQUITY.

The Company has 250,000,000 authorized shares, of which only 12,000,000 are currently issued and outstanding. The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company’s current shareholders.  Additionally, large share issuances would generally have a negative impact on the Company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The company does not own any real estate or other properties. The company’s office is located 221 Beach Road, Siesta Key FL 34242, This office space is made available to us at a minimum charge.

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be quoted on the Over-The-Counter Bulletin Board under the ticker symbol FSCN. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted.

Fiscal Year 2012
	High		Low
First Quarter		N/A		N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter	$	N/A	$	N/A

As of November 30, 2012, there are 12,000,000 shares of Common Stock outstanding.

Dividend Policy

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of November 30, 2012, there are 25 stockholders of record.

Transfer Agent

The transfer agent of our common stock is Island Transfer, Inc., 15500 Roosevelt Boulevard, Suite 301, Clearwater Florida 33760, telephone number 727-289-0010.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have issued no unregistered securities within the period covered by this report, which have not been previously reported on Form 10-Q or Form 8-K.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended November 30, 2012.

Item 6.	Selected Financial Data.

As a smaller reporting company, as defined in Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Information in this annual report contains forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. The following matters constitute cautionary statements identifying important factors with respect to those forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results anticipated by those forward-looking statements. A description of key factors that have a direct bearing on our results of operations is provided above under “Risk Factors” beginning on page 5 of this annual report

Overview

We are a development-stage company, incorporated in the State of Florida on November 22, 2011, as a for-profit company, and an established fiscal year of November 30. We have not yet generated or realized any revenues from business operations. Our auditor has issued a going concerned opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from sources other than loans we undertake.

From inception through our current date, November 30, 2011, our business operations have primarily been focused on developing our business plan. We have spent a total of approximately $29,529 on start-up costs (legal, accounting and administrative). We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our sole officer and director.

On November 22, 2011, a total of 9,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On April 2, 2012, the Company sold 3,000,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 2, 2012 (file no.333-179311), as amended by Registration Statement on Form S-1/A on March 6, 2012,  and declared effective on March 26, 2012.

As of November 30, 2012, Global had raised $34,500 through the sale of its common stock. There is $15,971 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Set forth below is a discussion of the financial condition and results of operations of Global Group Enterprises Corp. for the year ended November 30, 2012 and 2011. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations – Year Ended November 30, 2012 Compared to the Year Ended November 30, 2011

The Company has not yet implemented its business model and to date has generated no revenues.

The operating expenses increased from $0 for the year ended November 30, 2011 to $29,529 for the year ended November 30, 2012. The increase was a result of the legal fees for the financing, SEC filing fees, and audit fees during the fiscal year.

We had a net loss before income taxes of $29,529 for the year ended November 30, 2012 compared to a no loss for the year ended November 30, 2011.

Global has not made any material change in its mode of conducting business and has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change. Since inception we have not been in receivership, bankruptcy or similar proceeding. We have not made any significant purchase or sale of assets or been involved in any merger, material reclassification, acquisition or consolidation.

Liquidity and Capital Resources

Our balance sheet as of November 30, 2012 reflects cash assets in the amount of $15,971 as compared to $8,900 in cash for the period from November 22, 2011 (inception) to November 30, 2012. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company had no revenues and incurred a net loss of $29,529 for the year ended November 30, 2012 as compared to no from November 22, 2011 (inception) to November 30, 2011. During the period from November 22, 2011 (inception) to November 30, 2012, the Company’s balance sheet reflected an accumulated deficit of $0.

The Company does not believe that it has sufficient capital to fund its expenses over the next twelve months. The Company raised $34,500 in a public offering on April 2, 2012. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As a result of these uncertainties, the report of our registered public accounting firm on our financial statements for fiscal year-end November 30, 2012 contained an explanatory paragraph regarding our ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing from Andrew Keck, the Company’s CEO and President. It has sustained losses in all previous reporting periods with an accumulated deficit of $29,529 as of November 30, 2012. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Recent Security Offerings

None.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended November 30, 2012 and 2011. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that our actual results are related to any sensitivity in estimates made by management.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of November 30, 2012 or 2011, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Peter Messineo, CPA, our independent auditor, has audited our Financial Statements for the period from November 22, 2011 (date of inception) through November 30, 2012  He is our first auditor and we have had no disagreements with Messineo on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

Item 9A.	Controls and Procedures.

Management’s Annual Report On Internal Control Over Financial Reporting

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

As of November 30, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by November 30, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2013.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

We are dependent on the efforts and abilities of our sole officer and director. The interruption of his services could have a material adverse effect on our operations and future development, if suitable replacements are not promptly obtained. We have not entered into an employment agreement with our sole officer and director. We cannot guaranty that he will remain with us. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our sole officer and director will hold office until his resignation or removal.

The following table sets forth information regarding our current executive officers and directors as well as other key members of our management. Our officers and directors will serve one-year terms or until our next annual meeting of shareholders, whichever is longer.

Name	Age	Position
Andrew Keck	42	President and Director

Andrew Keck has served as our President, Chief Executive Officer and our director since November 22, 2011.

Mr. Keck is our founder and has served as our sole officer and director since our inception. He also has experience in the beverage industry.

Mr. Keck is not an officer or director of any other reporting company.

Family Relationships

There are no family relationships among our director and executive officer.

Legal Proceedings

As of the date of this annual report, there are no material proceedings to which our director and sole officer is a party adverse to us.

Board of Directors and Corporate Governance

Our board of directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require board approval, the board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

Committees of the Board

Audit Committee. Presently, the board of directors acts as the audit committee. Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The Audit Committee is currently charged with, among other things:

•	recommending to the board of directors the engagement or discharge of our independent public accountants, including pre-approving all audit and non-audit related services;

•

the appointment, compensation, retention and oversight of the work of the independent auditor engaged by us for the purpose of preparing or issuing an audit report or performing other audit review or attest services for us;

•	approving the scope of the financial audit;

•	consulting regarding the completeness of our financial statements;

•	reviewing changes in accounting principles;

•	reviewing the results of the auditing engagement with our independent auditors and with our officer;

Compliance Committee. The board has a Compliance Committee comprised of our sole director and officer and performs the functions of the Compliance Committee. The Compliance Committee is currently charged with, among other things, assisting the board in:

•	identifying individuals qualified to become board members and recommending that the board select a group of director nominees for each next annual meeting of our stockholders;

•	ensuring that the Audit, Compensation and Compliance Committees of the board have the benefit of qualified and experienced “independent” directors;

•

developing and recommending to the board a set of effective corporate governance policies and procedures applicable to us, and reviewing and reassessing the adequacy of such guidelines annually and recommending to the board any changes deemed appropriate;

•	developing policies on the size and composition of the board;

•	together with the Compensation Committee, developing criteria to assist the board’s assessment of the Chief Executive Officer’s leadership of the company; and

•	generally advising the board (as a whole) on corporate governance matters.

Nominating Committee. Our entire Board participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The Board will also evaluate whether the candidates’ skills and experience are complementary to the existing Board’s skills and experience as well as the Board’s need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria and then select nominees that Board believes best suit our needs.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary Andrew Keck, 222 Beach Road. Sarasota, FL 34242. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates.

Selection of Nominees for the Board of Directors

The Compliance Committee is responsible for evaluating potential candidates to serve on our board of directors, and for selecting nominees to be presented for election to the board at our Annual Meeting of Stockholders. In evaluating potential director candidates, the Compliance Committee considers the skills and characteristics possessed by each candidate in the context of the perceived needs of the board at that point in time. Among the factors considered by the Compliance Committee in considering a potential nominee are the following:

•	the nominee’s independence;

•	the nominee’s relevant professional skills and depth of business experience;

•	the nominee’s character, judgment and personal and professional integrity;

•	the nominee’s ability to read and understand financial statements;

•	the nominee’s willingness to commit sufficient time to attend to his or her duties and responsibilities as a member of the board;

•	the nominee’s qualifications for membership on certain committees of the board;

•	any potential conflicts of interest involving the nominee; and

•	the makeup and diversity of our existing board.

In identifying potential candidates for the board, the committee relies on recommendations from a number of possible sources, including the current director. The Compliance Committee may also retain outside consultants or search firms to help in identifying potential candidates for membership on the board.

The Compliance Committee will consider any written suggestions of stockholders for director nominations. The recommendation must include the name and address of the candidate, a brief biographical description and a description of the person’s qualifications. The Committee has full discretion in considering all nominations to the board of directors. Stockholders who would like to nominate a candidate for director must comply with the requirements described in our by-laws.

Director Compensation

The Company does not pay any director fees.

Code of Ethics.

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. When available, our code of ethics will be posted on a corporate website.

Item 11.	Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The compensation of the named executive officers for the last completed fiscal year ended November 30, 2012 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Andrew Keck, President	2012	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1)	Refer to “Related Party Transactions for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.

Stock Options/SAR Grants.

The Company has not granted any stock options or stock appreciation rights since our date of incorporation on November 22, 2011.

We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Our stock option plan and the stock option agreements will provide that options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Long-Term Incentive Plans.

As of November 30, 2012, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.

As of the year ended November 30, 2012, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Andrew Keck, President	0	0	0	0	n/a	0	0	0	0

Equity Compensation Plans.

We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

Employment Contracts.

We do not anticipate that we will enter into any employment contracts with any of our officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended November 30, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended November 30, 2012, and the representations made by the reporting persons to us, we believe that during the year ended November 30, 2012, our executive officer and director and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 30, 2012, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Andrew Keck * 222 Beach Road, Sarasota, FL 34242	9,000,000 shares President, Secretary, Treasurer, Director	78.3%

Common Stock	All officers and directors as a group	9,000,000	78.3%

* Mr. Keck serves as the Company’s Chief Executive Officer, Chief Financial Officer, President and sole Director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Conflicts Related to Other Business Activities. The person serving as our sole officer and director has existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of that person may occur from time to time.

We will attempt to resolve any such conflicts of interest in our favor. Our sole officer and director are accountable to us and our shareholders as a fiduciary, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

Related Party Transactions.

None.

Director Independence.

The sole member of our Board of Directors is not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees And Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended November 30, 2012 and November 30, 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	November 30, 2012	November 30, 2011

(i) Audit Fees	$3,800	$2,000

(ii) Audit Related Fees	$-0-	$-0-

(iii) Tax Fees	$-0-	$-0-

(iv) All Other Fees	$-0-	$-0-

Total	$3,800	$2,000

Audit Fees. The aggregate fees billed in each of the years ended November 30, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $3,800 and $2,000 respectively.

Audit-Related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for years ended November 30, 2012 and 2011.

Tax Fees. For the year ended November 30, 2012 and 2011, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees. None

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial and Accounting Officer
32.1	Section 1350 Certifications by Principal Executive Officer
32.2	Section 1350 Certifications by Principal Financial and Accounting Officer
101 *	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K.

* To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Group Enterprises Corp.

December 28, 2012	By:	/s/ Andrew Keck
	Its:	Andrew Keck Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Keck	December 28, 2012
Andrew Keck
Its:	Principal Executive Officer, President and a Director

By:	/s/ Andrew Keck	December 28, 2012
Andrew Keck
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of Global Group Enterprises Corp. required to be included in Items 8 and 15 are listed below:

Global Group Enterprises Corp.

Audited Financial Statements for the years ended November 30, 2012 and 2011.

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

Global Group Enterprises Corp.

I have audited the balance sheets of Global Group Enterprises Corp. as of November 30, 2012 and 2011 and the related statements of operation, changes in stockholders’ equity, and cash flows for the years ended November 30, 2012 and 2011 and for the period November 22, 2011 (date of inception) through November 30, 2012. These financial statements are the responsibility of the Company’s management. My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Global Group Enterprises Corp. as of November 30, 2012 and 2011, and the results of its operations and its cash flows for the year ended November 30, 2012 and 2011 and for the period November 22, 2011 (date of inception) through November 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty were also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

December 24, 2012

Global Group Enterprises Corp.

(A Development Stage Company)

Balance Sheets

	November 30, 2012	November 30, 2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,971	$8,900
Total current assets	15,971	8,900

TOTAL ASSETS	$15,971	$8,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$2,000	$2,000
Total liabilities	2,000	2,000

STOCKHOLDERS’ EQUITY
Capital Stock (Note 5)
Authorized:
250,000,000 common shares, $0.0001 par value
Issued and outstanding:
12,000,000 and 9,000,000 shares at May 31, 2012 and November 31, 2012, respectively	1,200	900
Additional paid-in capital	42,300	8,100
Deficit accumulated during the development stage	(29,529)	(2,100)
Total Stockholders’ Equity	13,971	6,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,971	$8,900

The accompanying notes and auditors’ report are an integral part of these financial statements.

Global Group Enterprises Corp.

(A Development Stage Company)

Statements of Operations

			For the Period
			from (Inception)
	For the years Ended		November 22, 2011
	November 30,		to
	2012	2011	November 30, 2012

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	22,669	100	22,769
Professional Fees	4,760	2,000	6,760

Loss Before Income Taxes	$(27,429)	$(2,100)	$(29,529)

Provision for Income Taxes	—	—	—

Net Loss	$(27,429)	$(2,100)	$(29,529)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted Average Common shares outstanding	10,983,607	9,000,000

The accompanying notes and auditors’ report are an integral part of these financial statements.

Global Group Enterprises Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception - November 22, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on November 22, 2011	9,000,000	900	8,100	—	9,000

Net Loss	—	—	—	(2,100)	(2,100)

Balance - November 30, 2011	9,000,000	900	8,100	(2,100)	6,900

Common shares issued to Investors for cash at $.0115 per share (par value $0.0001) on April 2, 2012	3,000,000	300	34,200	—	34,500

Net Loss	—	—	—	(27,429)	(27,429)

Balance - November 30, 2012	12,000,000	$1,200	$42,300	$(29,529)	$13,971

The accompanying notes and auditors’ report are an integral part of these financial statements.

Global Group Enterprises Corp.

(A Development Stage Company)

Statements of Cash Flows

			November 22, 2011
	For the years ended		(inception)
	November 30,		through
	2012	2011	November 30, 2012

OPERATING ACTIVITIES

Net Loss	$(27,429)	$(2,100)	$(29,529)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	—	2,000	2,000
Net cash used in operating activities	(27,429)	(100)	(27,529)

FINANCING ACTIVITIES
Capital Stock issued for cash	34,500	9,000	43,500
Net cash provided by financing activities	34,500	9,000	43,500

INCREASE IN CASH AND CASH EQUIVALENTS	7,071	8,900	15,971

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,900	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,971	$8,900	$15,971

Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes and auditors’ report are an integral part of these financial statements.

Global Group Enterprises Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(November 30, 2012)

NOTE 1. NATURE OF BUSINESS

The Company was incorporated in the State of Florida on November 22, 2011.  It is a development stage company in accordance with FASB ASC 915 Financial Reporting for Development Stage Entities.   The Company intends to develop an on-line social network community of new parents and caregivers that create a way for families with children ages 0-5 to find an ideal playtime in their area. We believe that playtime groups provide social benefits that include invaluable interaction between children that aid in the development of early social skills, language comprehension and school readiness. We anticipate that parents may find a built-in support system where sharing thoughts and concerns with other parents alleviating stress and isolation. We anticipate that our intended members will be loyal, come back weekly to monitor their playtime activity, refer others and provide feedback and testimonials about how the on-line social network community helps to influence these young families’ lives. The Company was incorporated on November 22, 2011 (Date of Inception) with its corporate headquarters located in Sarasota, FL and its year-end is November 30, 2012.

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

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Earnings (Loss) per Share

The Company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at November 30, 2012.  As of November 30, 2012, the Company had no dilutive potential common shares.

Advertising

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Allowance for Doubtful Accounts

We will maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making their required payments after we start generating revenue.

Tangible and Intangible Asset Impairment

After we have any tangible or intangible assets on our balance sheet, we will review those long-lived assets and identifiable intangibles for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recent Accounting Pronouncements

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

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the period November 22, 2011 (date of inception) through November 30, 2012, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 5. SHAREHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.0001.  The Company issued 9,000,000 shares of our $.0001 par value common stock to Andrew Keck, our CEO and sole Director, on November 22, 2011 for cash in the amount of $9,000 (per share price of $.001).  On April 2, 2012, the company issued 3,000,000 shares of $.0001 par value common stock to 24 investors for cash in the amount of $34,500 (per share price of $.0115).

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6. RELATED PARTY TRANSACTIONS

Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.  There have been no identified related parties in which transactions have occurred.

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

Property

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at a minimum charge.

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