Form 10-K/A
period 2012-11-30
GLOBAL GROUP ENTERPRISES CORP.
filed 2012-12-31
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

[ X ] Yes      [  ] No

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended November 30, 2012 (“Form 10-K”) is to correct a clerical error on the Form 10-K cover page, where we incorrectly identified the Registrant as a non-shell company (as defined in Rule 12b-2 of the Exchange Act). We have corrected the error and have identified the Registrant as a shell company.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART III

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

Global Group Enterprises Corp.

December 31, 2012	By:	/s/ Andrew Keck
	Its:	Andrew Keck Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Keck	December 31, 2012
Andrew Keck
Its:	Principal Executive Officer, President and a Director

By:	/s/ Andrew Keck	December 31, 2012
Andrew Keck
Its:	Principal Financial Officer, Treasurer, Secretary and a Director