Form 10-K/A
period 2012-11-30
GLOBAL GROUP ENTERPRISES CORP.
filed 2013-03-08
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

[X] Yes      [  ] No

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

[X] Yes      [  ] No

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the annual period ended November 30, 2012 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-K for the annual period ended November 30, 2012, filed with the Securities and Exchange Commission on December 31, 2012.

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART III

Item 15.	Exhibits

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial and Accounting Officer
32.1 *	Section 1350 Certifications by Principal Executive Officer
32.2 *	Section 1350 Certifications by Principal Financial and Accounting Officer
101 **	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K.

* Previously filed or furnished.

** Submitted in accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Group Enterprises Corp.

March 8, 2013	By:	/s/ Andrew Keck
	Its:	Andrew Keck Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Keck	March 8, 2013
Andrew Keck
Its:	Principal Executive Officer, President and a Director

By:	/s/ Andrew Keck	March 8, 2013
Andrew Keck
Its:	Principal Financial Officer, Treasurer, Secretary and a Director