Form 10-Q
period 2013-02-28
GLOBAL GROUP ENTERPRISES CORP.
filed 2013-04-22
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 2013

or

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

221 Beach Road

Siesta Key, Fl 34242

(Address of principal executive offices)

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

As of February 28, 2013, the registrant had 12,000,000 shares of common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Global Group Enterprises Corp., a Florida corporation.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Balance Sheets

	As of
	February 28, 2013	November 30, 2012
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,698	$15,971
Total current assets	8,698	15,971

TOTAL ASSETS	$8,698	$15,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$2,000	$2,000
Total liabilities	2,000	2,000

STOCKHOLDERS’ EQUITY
Capital Stock (Note 6)
Authorized:
250,000,000 common shares, $0.0001 par value.
Issued and outstanding:
12,000,000 shares issued and outstanding at February 28, 2013 and November 30, 2012.	1,200	1,200
Additional paid-in capital	42,300	42,300
Deficit accumulated during the development stage	(36,802)	(29,529)
Total Stockholders’ Equity	6,698	13,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,698	$15,971

The accompanying notes are an integral part of these financial statements.

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Statements of Operations

(unaudited)

			For the Period
			from (Inception)
	Three Months	Three Months	November 22, 2011
	Ended	Ended	to
	February 28, 2013	February 29, 2012	February 28, 2013

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	2,581	190	25,350
Professional Fees	4,692	1,100	11,452

Loss Before Income Taxes	$(7,273)	$(1,290)	$(36,802)

Provision for Income Taxes	—	—	—

Net Loss	$(7,273)	$(1,290)	$(36,802)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—

Basic and diluted weighted average common shares outstanding	12,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Statement of Stockholders’ Equity

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception - November 22, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on November 22, 2011	9,000,000	900	8,100	—	9,000

Net Loss	—	—	—	(2,100)	(2,100)

Balance - November 30, 2011	9,000,000	900	8,100	(2,100)	6,900

Common shares issued to Investors for cash at $.0115 per share (par value $0.0001) on April 2, 2012	3,000,000	300	34,200	—	34,500

Net Loss	—	—	—	(27,429)	(27,429)

Balance - November 30, 2012	12,000,000	$1,200	$42,300	$(29,529)	$13,971

Net Loss	—	—	—	(7,273)	(7,273)

Balance – February 28, 2013	12,000,000	$1,200	$42,300	$(36,802)	$6,698

The accompanying notes are an integral part of these financial statements.

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			For the Period
			from (Inception)
	Three Months	Three Months	November 22,
	Ended	Ended	2011 to
	February 28, 2013	February 29, 2012	February 28, 2013

OPERATING ACTIVITIES

Net Loss	$(7,273)	$(1,290)	$(36,802)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	—	(1,400)	2,000
Net cash used in operating activities	(7,273)	(2,690)	(34,802)

FINANCING ACTIVITIES
Capital Stock issued for cash	—	—	43,500
Net cash provided by financing activities	—	—	43,500

INCREASE IN CASH AND CASH EQUIVALENTS	(7,273)	(2,690)	8,698

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,971	8,900	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,698	$6,210	$8,698

Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

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

As of February 27, 2013, there was a change in control of the Company.  Going forward, the Company, having discontinued its prior business, plans to acquire other assets or business operations that will maximize shareholder value.  However, no specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the period from November 22, 2011 (date of inception) through November 30, 2012 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at February 28, 2013.  As of February 28, 2013, the Company had no dilutive potential common shares.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

Advertising costs are expensed as incurred.  No advertising costs have been incurred as of February 28, 2013.

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

NOTE 4. EQUITY TRANSACTIONS

On November 22, 2011, 9,000,000 shares of common stock were issued to the founder for $0.001 per share for total proceeds in the amount of $9,000.

On March 14, 2012, the Company received $34,500 in exchange for 3,000,000 shares of common stock, at a share price of $0.0115.

NOTE 5. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the period November 22, 2011 (date of inception) through February 28, 2013, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 6. SHAREHOLDER’S EQUITY

Common Stock

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.0001.  On  November 22, 2011, the Company issued 9,000,000 shares of common stock to Andrew Keck, the Company’s CEO and sole Director, for cash in the amount of $9,000 (per share price of $0.001).

On March 14, 2012, the Company sold 3,000,000 shares of common stock to a group of investors for cash in the amount of $34,500 (per share price of $0.0115).

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We were formed to produce, market and sell Ultra Premium Vodka product to retailers. We were incorporated on November 22, 2011 (date of inception) with our corporate headquarters located in Siesta Key, Florida and our fiscal year-end is November 30, 2012. We have no operations and in accordance with SFAS #7 is considered to be in the development stage.

As of February 27, 2013, there was a change in control of the Company.  Going forward, having discontinued our prior business, our plan is to acquire other assets or business operations that will maximize shareholder value.  However, no specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

The Company is still in its development stage and has generated no revenues to date.

Results of Operations

The following discussion should be read in conjunction with the financial statements of the Company for the period from November 22, 2011 (date of inception) through November 30, 2012 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012. Results for interim periods may not be indicative of results for the full year.

Three Months Ended February 28, 2013 and Three Months Ended February 29, 2012

The Company is still in its development stage and did not generate and revenues in the three month periods ended February 28, 2013 or February 29, 2012.

The Company incurred total expenses of $7,273 and $1,290 for the three months ended February 28, 2013 and February 29, 2012, respectively. These expenses consisted mainly of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended February 28, 2013 and February 29, 2012 was $7,273 and $1,290, respectively.

The Company’s net operating loss from inception through February 28, 2013 was $36,802.

Liquidity and Capital Resources

At February 28, 2013, we had cash and cash equivalents of $8,698 and working capital of $6,698, as compared to cash and cash equivalents of $15,971 and working capital of $13,971 at November 30, 2012.

Net cash used in operating activities for the three months ended February 28, 2013 was $7,273 as compared to $34,802 for the period from inception on November 22, 2011 through February 28, 2013.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We believe that, at our current level of operation, we do not have sufficient cash to meet our expenses for the next three months. We expect that we will need to obtain additional capital in order to maintain our public company regulatory requirements and execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

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

As of February 28, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by February 28, 2014. Additionally, we plan to test our updated controls and remediate our deficiencies by August 30, 2014.

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

Global Group Enterprises Corp.

Date: April 22, 2013	By: /s/ Andrew Keck
Andrew Keck
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director