Form 10-Q
period 2013-05-31
GLOBAL GROUP ENTERPRISES CORP.
filed 2013-07-22
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 2013

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

c/o Gottbetter & Partners, LLP

488 Madison Avenue, 12th Floor

New York, NY 10022

(Address of principal executive offices)

(212) 400-6900

(Registrant’s telephone number, including area code)

N/A

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

As of July 16, 2013, the registrant had 12,000,000 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended November 30, 2012 filed with the SEC on December 31, 2012, as amended on December 31, 2012 and March 8, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of May 31, 2013 (unaudited) and November 30, 2012	5

Condensed Statements of Operations for the three and six month periods ended May 31, 2013 and 2012 (unaudited) and for the period from November 22, 2011 (date of inception) to May 31, 2013 (unaudited)	6

Condensed Statements of Cash Flows for the six month periods ended May 31, 2013 and 2012 (unaudited) and for the period from November 22, 2011 (date of inception) to May 31, 2013 (unaudited)	7

Notes to the Unaudited Condensed Financial Statements (unaudited)	8

Global Group Enterprises Corp.

(A Development Stage Company)

Condensed Balance Sheets

	May 31,	November 30,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$68	$15,971
Total current assets	68	15,971
Total assets	$68	$15,971

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$14,312	$2,000
Advances from stockholder	3,047	—
Total current liabilities	17,359	2,000
Total liabilities	17,359	2,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at May 31, 2013 and November 30, 2012	1,200	1,200
Additional paid-in capital	42,300	42,300
Deficit accumulated during development stage	(60,791)	(29,529)
Total stockholders’ equity	(17,291)	13,971
Total liabilities and stockholders’ equity	$68	$15,971

See accompanying notes to condensed financial statements.

Global Group Enterprises Corp.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

					Period From
					Inception
	Three Months Ended		Six Months Ended		(November 22, 2011) through
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013
Operating expenses
General and administrative	$11,719	$9,937	$14,300	$10,127	$37,069
Professional fees	12,270	860	16,962	1,360	23,722
Total operating expenses	23,989	10,797	31,262	11,487	60,791

Net (loss)	$(23,989)	$(10,797)	$(31,262)	$(11,487)	$(60,791)

Per share information – basic and fully diluted
Basic and diluted weighted average shares outstanding	12,000,000	11,065,039	12,000,000	9,983,607
Net (loss) per share (basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to condensed financial statements.

Global Group Enterprises Corp.

(A Development Stage Company)

Condensed Statement of Cash Flows

(Unaudited)

			Period from
			inception
			(November, 22, 2011)
			to
	Six months ended May 31,		May 31,
	2013	2012	2013

Net cash (used) in operations	$(18,950)	$(12,887)	$(46,479)

Cash flows from financing activities:
Advances from shareholders	3,047	—	3,047
Proceeds from sale of common stock, net	—	34,500	43,500
Net cash provided by financing activities	3,047	34,500	46,547

Changes in cash	(15,903)	21,613	68
Cash and cash equivalents, beginning of period	15,971	8,900	—
Cash and cash equivalents, end of period	$68	$30,513	$68

Supplemental cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

See accompanying notes to condensed financial statements.

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Basis of Presentation and Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Global Group Enterprises Corp.  The accompanying unaudited financial statements of Global Group Enterprises Corp. at May 31, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended November 30, 2012. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the three and six month periods ended May 31, 2013 and 2012 presented are not necessarily indicative of the results to be expected for the full year. The November 30, 2012 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended November 30, 2012.

Global Group Enterprises Corp., a Florida corporation was formed on November 22, 2011, was formed to produce market and sell Ultra-Premium Vodka product to retailers.  The Company was not successful in its efforts.

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.  Our objectives discussed below are extremely general and are not intended to restrict discretion of our Board of Directors to search for and enter into potential business opportunities or to reject any such opportunities.

Note 2. Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  The Company is in the development stage and has not as yet generated any revenues and has incurred losses to date of $60,791.  In addition, our current liabilities exceed our current assets by $17,291.  To date the Company has funded its operations through advances from a stockholder and the sale of common stock.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about the Company’s ability to continue operating as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less, at the time of purchase, to be cash equivalents.

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

(Continued)

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

Advertising costs are expensed as incurred. There have been no advertising costs incurred for the period November 22, 2011 (date of inception) through May 31, 2013.

Research and Development Expenses

Expenditures for research and development are expensed as incurred.  There have been no research and development costs incurred for the period from November 22, 2011 (inception) through May 31, 2013.

Income Taxes

A provision for income taxes is determined in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the three and six month periods ended May 31, 2013 and 2012 and for the period from November 22, 2011 (inception) through May 31, 2013 the Company did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At May 31, 2013 and 2012 the Company had no potential dilutive common shares and, any equivalents would have been anti-dilutive as the Company had losses for the periods then ended.

Recent Pronouncements

The Company has reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

(Continued)

Note 3. Stockholders’ Equity

On November 22, 2011 the Company issued 9,000,000 shares of its $.0001 par value common stock to its then-CEO and sole director, for cash in the amount of $9,000 (per share price of $.001).

During April 2012, the Company issued 3,000,000 shares of its common stock pursuant to a registration statement on Form S-1 at a price of $.012 per share.  The Company received an aggregate of $34,500 as a result of the offering.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 4. Income Taxes

The Company accounts for income taxes in interim periods in accordance with ASC 740. The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of May 31, 2013 and 2012, the estimated effective tax rate for the year will be zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2011 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statements of operations. There have been no income tax related interest or penalties assessed or recorded.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Note 5. Commitments and Contingency

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 6.  Business Segments

There are no reportable business segments.

Note 7. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We were incorporated on November 22, 2011 (date of inception) to produce, market and sell Ultra-Premium Vodka products to retailers.  Our fiscal year-end is November 30.  We have no operations and are considered to be in the development stage.

As of February 27, 2013, there was a change in control of our company.  Going forward our plan is to acquire other assets or business operations that will maximize shareholder value.  However, no specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

We are still in the development stage and have generated no revenues to date.

Results of Operations

The following discussion should be read in conjunction with our financial statements for the period from November 22, 2011 (date of inception) through November 30, 2012 and notes thereto contained in the information filed as part of our Annual Report on Form 10-K for the fiscal year ended November 30, 2012.  Results for interim periods may not be indicative of results for the full year.

Three Months Ended May 31, 2013 and Three Months Ended May 31, 2012

We are still in the development stage and did not generate any revenues in the three month periods ended May 31, 2013 or May 31, 2012.

We incurred total expenses of $23,989 and $10,797 for the three months ended May 31, 2013 and May 31, 2012, respectively.  These expenses consisted mainly of legal and other professional fees of $12,270 and $860, for the three month periods ended May 31, 2013 and 2012, respectively, and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports of $11,719 and $9,937, for the three month periods ended May 31, 2013 and 2012, respectively.

Our net loss for the three months ended May 31, 2013 and May 31, 2012 was $23,989 and $10,797, respectively.

Six Months Ended May 31, 2013 and Six Months Ended May 31, 2012

We are still in the development stage and did not generate any revenues in the six month periods ended May 31, 2013 or May 31, 2012.

We incurred total expenses of $31,262 and $11,487 for the six months ended May 31, 2013 and May 31, 2012, respectively.  These expenses consisted mainly of legal and other professional fees of $16,962 and $1,360, for the six month periods ended May 31, 2013 and 2012, respectively, and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports of $14,300 and $10,127, for the six month periods ended May 31, 2013 and 2012, respectively

Our net loss for the six months ended May 31, 2013 and May 31, 2012 was $31,262 and $11,487, respectively.

Our net operating loss from inception through May 31, 2013 was $60,791.

Liquidity and Capital Resources

At May 31, 2013, we had cash and cash equivalents of $68 and negative working capital of $17,291, as compared to cash and cash equivalents of $15,971 and working capital of $13,971 at November 30, 2012.

Net cash used in operating activities for the six months ended May 31, 2013 was $18,950 as compared to $12,887 for the six month period ended May 31, 2012.

Our sole director and officer has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

In the six month period ended May 31, 2013, a shareholder made advances to us in the aggregate amount of $3,047 to pay certain of our expenses.  The advances are non-interest bearing and due on demand.  However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements.  A complete summary of these policies is included in the notes to our financial statements.  In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

As of May 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Principal Executive Officer and Principal Financial Officer in connection with the review of our financial statements as of May 31, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by May 31, 2014. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial officer.

32.1/32.2	Section 1350 Certification of principal executive officer and principal financial officer.

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Group Enterprises Corp.

Date: July 22, 2013	/s/ Peter E. de Svastich
Peter E. de Svastich
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial Officer and Sole Director