Form 10-Q
period 2013-08-31
GLOBAL GROUP ENTERPRISES CORP.
filed 2013-10-21
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 31, 2013

or

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

As of October 15, 2013, the registrant had 12,000,000 shares of common stock issued and outstanding.

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

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of August 31, 2013 (unaudited) and November 30, 2012	5

Condensed Statements of Operations for the three and nine month periods ended August 31, 2013 and 2012 (unaudited) and for the period from November 22, 2011 (date of inception) to August 31, 2013 (unaudited)	6

Condensed Statements of Cash Flows for the nine month periods ended August 31, 2013 and 2012 (unaudited) and for the period from November 22, 2011 (date of inception) to August 31, 2013 (unaudited)	7

Notes to the Unaudited Condensed Financial Statements (unaudited)	8

Global Group Enterprises Corp.

(A Development Stage Company)

Condensed Balance Sheets

	August 31,	November 30,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$68	$15,971
Total current assets	68	15,971
Total assets	$68	$15,971

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$27,680	$2,000
Shareholder advances	3,047	—
Total current liabilities	30,727	2,000
Total liabilities	30,727	2,000

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at August 31, 2013 and November 30, 2012	1,200	1,200
Additional paid-in capital	42,300	42,300
Deficit accumulated during development stage	(74,159)	(29,529)
Total stockholders’ deficit	(30,659)	13,971
Total liabilities and stockholders’ deficit	$68	$15,971

See accompanying notes to condensed financial statements

Global Group Enterprises Corp.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

					Period From
					Inception
					(November 22, 2011)
	Three Months Ended		Nine Months Ended		to
	August 31,		August 31,		August 31,
	2013	2012	2013	2012	2013
Operating expenses
General and administrative	$628	$11,892	$14,928	$22,019	$37,697
Professional fees	12,740	1,200	29,702	2,560	36,462
	13,368	13,092	44,630	24,579	74,159

(Loss) before income taxes	(13,368)	(13,092)	(44,630)	(24,579)	(74,159)

Provision for income taxes	—	—	—	—	—

Net (loss)	$(13,368)	$(13,092)	$(44,630)	$(24,579)	$(74,159)

Per share information – basic and fully diluted
Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	12,000,000	12,000,000	12,000,000	10,658,182

See accompanying notes to condensed financial statements

Global Group Enterprises Corp.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			Period From
			Inception
			(November 22, 2011)
	Nine Months Ended		to
	August 31,		August 31,
	2013	2012	2013

Net cash (used in) operations	$(18,950)	$(25,979)	$(46,479)

Cash flows from financing activities:
Shareholder advances	3,047	—	3,047
Proceeds from sale of common stock (net)	—	34,500	43,500
Net cash provided by financing activities	3,047	34,500	46,547

Increase (decrease) in cash	(15,903)	8,521	68
Cash and cash equivalents, beginning of period	15,971	8,900	—
Cash and cash equivalents, end of period	$68	$17,421	$68

Supplemental information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

See accompanying notes to condensed financial statements

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

August 31, 2013

(Unaudited)

Note 1. Basis of Presentation and Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Global Group Enterprises Corp.  The accompanying unaudited financial statements of Global Group Enterprises Corp. at August 31, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended November 30, 2012. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the three and nine month periods ended August 31, 2013 and 2012 presented are not necessarily indicative of the results to be expected for the full year. The November 30, 2012 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended November 30, 2012.

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

Note 2. Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  The Company is in the development stage and has not as yet generated any revenues and has incurred losses to date of $74,159.  In addition, our current liabilities exceed our current assets by $30,659.  To date the Company has funded its operations through advances from a stockholder and the sale of common stock.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about the Company’s ability to continue operating as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

August 31, 2013

(Unaudited)

(Continued)

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

Advertising costs are expensed as incurred. There have been no advertising costs incurred for the period November 22, 2011 (date of inception) through August 31, 2013.

Research and Development Expenses

Expenditures for research and development are expensed as incurred.  There have been no research and development costs incurred for the period from November 22, 2011 (inception) through August 31, 2013.

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

For the three and nine month periods ended August 31, 2013 and 2012 and for the period from November 22, 2011 (inception)  through August 31, 2013 the Company did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At August 31, 2013 and 2012 the Company had no potential dilutive common shares and, any equivalents would have been anti-dilutive as the Company had losses for the periods then ended.

Recent Pronouncements

The Company has reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

August 31, 2013

(Unaudited)

(Continued)

Note 3. Stockholders’ Equity

On November 22, 2011, the Company issued 9,000,000 shares of its $.0001 par value common stock to its then-CEO and sole director, for cash in the amount of $9,000 (per share price of $0.001).

During April 2012, the Company issued 3,000,000 shares of its common stock pursuant to a registration statement on Form S-1 at a price of $0.012 per share.  The Company received an aggregate of $34,500 as a result of the offering.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 4. Income Taxes

The Company accounts for income taxes in interim periods in accordance with ASC 740. The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of August 31, 2013 and 2012, the estimated effective tax rate for the year will be zero.

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

Three Months Ended August 31, 2013 and Three Months Ended August 31, 2012

We are still in the development stage and did not generate any revenues in the three month periods ended August 31, 2013 or August 31, 2012.

We incurred total expenses of $13,368 and $13,092 for the three months ended August 31, 2013 and August 31, 2012, respectively.  These expenses consisted mainly of legal and other professional fees of $12,740 and $1,200, for the three month periods ended August 31, 2013 and 2012, respectively, and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports of $628 and $11,892, for the three month periods ended August 31, 2013 and 2012, respectively.

Our net loss for the three months ended August 31, 2013 and August 31, 2012 was $13,368 and $13,092, respectively.

Nine Months Ended August 31, 2013 and Nine Months Ended August 31, 2012

We are still in the development stage and did not generate any revenues in the nine month periods ended August 31, 2013 or August 31, 2012.

We incurred total expenses of $44,630 and $24,579 for the nine months ended August 31, 2013 and August 31, 2012, respectively.  These expenses consisted mainly of legal and other professional fees of $29,702 and $2,560, for the nine month periods ended August 31, 2013 and 2012, respectively, and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports of $14,928 and $22,019, for the nine month periods ended August 31, 2013 and 2012, respectively

Our net loss for the nine months ended August 31, 2013 and August 31, 2012 was $44,630 and $24,579, respectively.

Our net operating loss from inception through August 31, 2013 was $74,159.

Liquidity and Capital Resources

At August 31, 2013, we had cash and cash equivalents of $68 and negative working capital of $30,659, as compared to cash and cash equivalents of $15,971 and working capital of $13,971 at November 30, 2012.

Net cash used in operating activities for the nine months ended August 31, 2013 was $18,950 as compared to $25,979 for the nine month period ended August 31, 2012.

Our sole director and officer has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

In the nine month period ended August 31, 2013, a shareholder made advances to us in the aggregate amount of $3,047 to pay certain of our expenses.  The advances are non-interest bearing and due on demand.  However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

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

As of August 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Principal Executive Officer and Principal Financial Officer in connection with the review of our financial statements as of August 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial officer

32.1/32.2	Section 1350 Certification of principal executive officer and principal financial officer

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Group Enterprises Corp.

Date: October 21, 2013	/s/ Peter E. de Svastich
Peter E. de Svastich
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial Officer and Sole Director