Form 10-Q
period 2014-02-28
GLOBAL GROUP ENTERPRISES CORP.
filed 2014-04-14
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  February 28, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to _________________

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

As of April 14, 2014, there were 12,000,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

GLOBAL GROUP ENTERPRISES CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended November 28, 2013 filed with the SEC on February 28, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets as of February 28, 2014 (unaudited) and November 30, 2013	4

Condensed Statements of Operations for the three month periods ended February 28, 2014 and 2013 (unaudited) and for the period from November 22, 2011 (date of inception) to February 28, 2014 (unaudited)	5

Condensed Statements of Cash Flows for the three month periods ended February 28, 2014 and 2013 (unaudited) and for the period from November 22, 2011 (date of inception) to February 28, 2014 (unaudited)	6

Notes to the Unaudited Condensed Financial Statements (unaudited)	7

Global Group Enterprises Corp.

(A Development Stage Company)

Condensed Balance Sheets

	February 28,	November 30,
	2014	2013
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$—	$—
Total current assets	—	—
Total assets	$—	$—

Liabilities and Stockholders’ s Deficit
Current liabilities
Accounts payable and accrued liabilities	$18,194	$11,114
Stockholder advances	39,339	31,501
Total current liabilities	57,533	42,615
Total liabilities	57,533	42,615

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.0001 par value, 250,000,000 shares authorized, 12,000,000 shares issued and outstanding at February 28, 2014 and November 30, 2013	1,200	1,200
Additional paid-in capital	42,300	42,300
Deficit accumulated during development stage	(101,033)	(86,115)
Total stockholders’ deficit	(57,533)	(42,615)
Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to condensed financial statements

Global Group Enterprises Corp.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

			Period From
			Inception
			(November 22, 2011)
	For the Three Months Ended		to
	February 28,		February 28,
	2014	2013	2014

Revenue	$—	$—	$—
Operating expenses
General and administrative	3,330	2,581	43,659
Professional fees	11,588	4,692	57,374
	14,918	7,273	101,033
(Loss) before income taxes	(14,918)	(7,273)	(101,033)
Provision for income taxes	—	—	—
Net (loss)	$(14,918)	$(7,273)	$(101,033)

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	12,000,000	12,000,000

See accompanying notes to condensed financial statements

Global Group Enterprises Corp.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			Period From
			Inception
			(November 22, 2011)
	Three Months Ended		to
	February 28,		February 28,
	2014	2014	2014

Net cash (used in) operations	$(7,838)	$(7,237)	$(82,839)

Cash flows from financing activities:
Stockholder advances	7,838	—	39,339
Proceeds from sale of common stock	—	—	43,500
Net cash provided by financing activities	7,838	—	82,839

Increase (decrease) in cash	—	(7,237)	—
Cash and cash equivalents, beginning of period	—	15,971	—
Cash and cash equivalents, end of period	$—	$8,734	$—

Supplemental information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

See accompanying notes to condensed financial statements

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Notes to the Condensed Financial Statements

February 28, 2014 and 2013

(Unaudited)

Note 1. Presentation and Nature of Operations

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Global Group Enterprises Corp.  The accompanying unaudited condensed financial statements of Global Group Enterprises Corp. at February 28, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended November 30, 2013. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the three month periods ended February 28, 2014 and 2013 presented are not necessarily indicative of the results to be expected for the full year. The November 30, 2013 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended November 30, 2013.

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

Note 2. Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.   We are in the development stage and have not yet generated any revenue and have incurred losses to date of $101,033.  In addition our current liabilities exceed our current assets by $57,533. To date we have funded our operations through advances from a stockholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

Financial Instruments

Our balance sheet includes certain financial instruments. The carrying amounts of current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Notes to the Condensed Financial Statements

February 28, 2014 and 2013

(Unaudited)

Revenue and Cost Recognition

We currently have no source of revenue; therefore we have not yet adopted any policy regarding the recognition of revenue or cost.

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

For the three month periods ended February 28, 2014 and 2013 and for the period from November 22, 2011 (inception) through February 28, 2014 we did not have any interest and penalties or any significant unrecognized uncertain tax positions

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At February 28, 2014 and 2013 we had no potential dilutive common shares and, any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Recent Pronouncements

We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 3. Stockholder Advances - Related Party

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

During the three month period ended February 28, 2014 we received $7,838 from shareholder of the Company. As of February 28, 2014, the balance of the advances was $39,339.  The advances bear no interest, are unsecured and are due on demand.  There were no advances in the three month period ended February 28, 2013.

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Notes to the Condensed Financial Statements

February 28, 2014 and 2013

(Unaudited)

Note 4. Stockholders’ Equity

On November 22, 2011, we issued 9,000,000 shares of its $.0001 par value common stock to its then-CEO and sole director, for cash in the amount of $9,000 (per share price of $0.001).

During April 2012, we issued 3,000,000 shares of its common stock pursuant to a registration statement on Form S-1 at a price of $0.012 per share.  We received an aggregate of $34,500 as a result of the offering.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 5. Income Taxes

We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of February 28, 2014 and 2013, the estimated effective tax rate for the year will be zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2011 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statements of operations. There have been no income tax related interest or penalties assessed or recorded.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  There have been no uncertain tax positions taken.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our” are to Global Group Enterprises Corp.

General Overview

We were incorporated in the State of Florida on November 22, 2011, to produce market and sell Ultra-Premium Vodka product to retailers..  We were not successful in our efforts and have discontinued this line of business.  Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.  No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.  See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” in our Annual Report for the fiscal year ended November 28, 2013, filed with the SEC on February 28, 2014, for additional information and risks associated with our proposed business plan.

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

Results of Operations

Three Month Period Ended February 28, 2014 Compared to Three Month Period Ended February 28, 2013

Revenues and Other Income

During the three month period ended February 28, 2014, we remained in the developing stage and we did not realize any revenues from operations.  Similarly, we have not realized any revenues from operations during the period from inception through February 28, 2014.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $14,918 in the three-month period ended February 28, 2014, compared to $7,273 in the three-month period ended February 28, 2013, which consisted primarily of general and administrative expenses.

Net Losses

As a result of the foregoing, we incurred a net loss of $14,918 or $(0.00) per share, for the three months ended February 28, 2014, compared to a net loss of $7,273, or $(0.00) per share, for the corresponding period ended February 28, 2013.

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.  On November 22, 2011, we issued 9,000,000 shares of our common stock to our then-CEO and sole director, for cash in the amount of $9,000 (per share price of $0.001).  During April 2012, we issued 3,000,000 shares of our common stock pursuant to a registration statement on Form S-1 at a price of $0.012 per share, for an aggregate of $34,500.

As of February 28, 2014, we had no cash, we had liabilities of $57,533, and our working capital deficit was $57,533.  We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

To date, we have managed to keep our monthly cash flow requirement low for two reasons.  First, our sole officer does not draw a salary at this time.  Second, we have been able to keep our operating expenses to a minimum by operating in space provided at no expense by a shareholder of ours.

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

In the three month period ended February 28, 2014, a shareholder made loans to us in the amount of $7,838 to pay certain of our expenses.  However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

We expect that we will need to raise funds in order to effectuate our business plan.  We anticipate that we will need to seek financing through means such as borrowings from institutions or private individuals.  There can be no assurance that we will be able to raise such funds.  If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture.  If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2014, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended February 28, 2014, or subsequent period through the date hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements may contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL GROUP ENTERPRISES CORP.

Dated: April 14, 2014	By:	/s/ Peter E. de Svastich
	Name:	Peter E. de Svastich
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document