Form 10-K/A
period 2013-11-30
GLOBAL GROUP ENTERPRISES CORP.
filed 2014-06-20
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended November 30, 2013 (the “Form 10-K”), filed with the Securities and Exchange Commission on February 28, 2014, solely to include the audit report of our prior independent auditors with respect to our balance sheets as of November 30, 2012 and the related statement of operation, changes in stockholders’ equity, and cash flows for the years ended November 30, 2012, and for the period November 22, 2011 (date of inception) through November 30, 2012. The audit report was inadvertently omitted from the original Form 10-K.

Other than the aforementioned, no other material changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Form 10-K, have been amended, restated and re-executed as of the date of this Amendment and are included as Exhibits 31.1, 31.2, 32.1, and 32.2 hereto.

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

The name, address, age and position of our sole officer and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
Andrew Keck (1) 221 Beach Road, Siesta Key, FL 34242	43	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

Peter de Svastich (2) c/o GEM Advisors, Inc. 590 Madison Avenue, 27th Floor New York, NY 10022	69	President, Secretary, and Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

(1)	Ms. Keck held his offices/positions from our inception through April 26, 2013, when he resigned.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant filed November 22, 2011 (1)
3.2	3.2	Amendment to Articles of Incorporation of Registrant filed January 17, 2012 (1)
3.3	3.3	By-Laws of the Registrant (1)
14.1	14.1	Registrant’s Code of Ethics (1)
21.1	21.1	List of Subsidiaries (2)
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	101.INS	XBRL Instance Document (2)
101.SCH	101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)   Filed with the Securities and Exchange Commission on February 2, 2012, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-179311), which exhibit is incorporated herein by reference.

(2)   Filed with the Securities and Exchange Commission on February 28, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-K for the fiscal year ended November 30, 2013, which exhibit is incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GROUP ENTERPRISES CORP.

Dated: June 19 , 2014	By:	/s/ Peter E. de Svastich
	Name:	Peter E. de Svastich
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter E. de Svastich	President, Treasurer, Secretary and sole Director	June 19 , 2014
Peter E. de Svastich	(Principal Executive Officer and Principal Financial Officer)

GLOBAL GROUP ENTERPRISES CORP.

(A Development Stage Company)

Financial Statements

November 30, 2013

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F–2
Report of Independent Registered Public Accounting Firm	F–3
Balance Sheets	F–4
Statements of Operations	F–5
Statements of Stockholders’ Deficit	F–6
Statements of Cash Flows	F–7
Notes to the Financial Statements	F–8

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

February 28, 2014

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

Global Group Enterprises Corp.

I have audited the balance sheets of Global Group Enterprises Corp. as of November 30, 2012 and the related statement of operation, changes in stockholders’ equity, and cash flows for the years ended November 30, 2012 and for the period November 22, 2011 (date of inception) through November 30, 2012. These financial statements are the responsibility of the Company’s management. My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Global Group Enterprises Corp. as of November 30, 2012, and the results of its operations and its cash flows for the year ended November 30, 2012 and for the period November 22, 2011 (date of inception) through November 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant filed November 22, 2011 (1)
3.2	3.2	Amendment to Articles of Incorporation of Registrant filed January 17, 2012 (1)
3.3	3.3	By-Laws of the Registrant (1)
14.1	14.1	Registrant’s Code of Ethics (1)
21.1	21.1	List of Subsidiaries (2)
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	101.INS	XBRL Instance Document (2)
101.SCH	101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)   Filed with the Securities and Exchange Commission on February 2, 2012, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-179311), which exhibit is incorporated herein by reference.

(2)   Filed with the Securities and Exchange Commission on February 28, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-K for the fiscal year ended November 30, 2013, which exhibit is incorporated herein by reference.

* Filed herewith.