Form 10-Q
period 2014-08-31
TYME TECHNOLOGIES, INC.
filed 2014-10-15
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  August 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to _________________

Commission file number:  333-179311

TYME TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-3864597
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Crone Kline Rinde LLP 488 Madison Avenue, 12th Floor New York, NY 10022
(Address of principal executive offices)

(212) 400-6900
(Registrant’s telephone number, including area code)

GLOBAL GROUP ENTERPRISES CORP.
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

Yes  ☒    No  ☐

As of October 15, 2014, there were 52,000,800 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

TYME TECHNOLOGIES, INC.

(formerly known as Global Group Enterprises Corp.)

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2014

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

TYME TECHNOLOGIES, INC.

(Formerly known as Global Group Enterprises Corp.)

Condensed Balance Sheets

	August 31,	November 30,
	2014	2013
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$—	$—
Total current assets	—	—
Total assets	$—	$—

Liabilities and Stockholders’ s Deficit
Current liabilities:
Accounts payable and accrued liabilities	$11,627	$11,114
Shareholder advances	70,990	31,501
Total current liabilities	82,617	42,615
Total liabilities	82,617	42,615

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding at August 31, 2014 and November 30, 2013, as restated	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 52,000,800 shares issued and outstanding at August 31, 2014 and November 30, 2013, as restated	5,200	5,200
Additional paid-in capital	38,300	38,300
Accumulated deficit	(126,117)	(86,115)
Total stockholders’ deficit	(82,617)	(42,615)
Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to condensed financial statements

TYME TECHNOLOGIES, INC.

(Formerly known as Global Group Enterprises Corp.)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2014	2013	2014	2013

Revenue	$—	$—	$—	$—
Operating expenses
General and administrative	2,865	628	8,659	14,928
Professional fees	10,610	12,740	31,343	29,702
	13,475	13,368	40,002	44,630
(Loss) before income taxes	(13,475)	(13,368)	(40,002)	(44,630)
Provision for income taxes	—	—	—	—
Net (loss)	$(13,475)	$(13,368)	$(40,002)	$(44,630)

Basic and diluted (loss) per share	$(0.00)	$(0.00)	(0.00)	(0.00)

Basic and diluted weighted average shares outstanding	52,000,800	52,000,800	52,000,800	52,000,800

See accompanying notes to condensed financial statements

TYME TECHNOLOGIES, INC.

(Formerly known as Global Group Enterprises Corp.)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 31,
	2014	2013

Net cash (used in) operations	$(39,489)	$(18,950)

Cash flows from financing activities:
Shareholder advances	39,489	3,047
Net cash provided by financing activities	39,489	3,047

Increase (decrease) in cash	—	(15,903)
Cash and cash equivalents, beginning of period	—	15,971
Cash and cash equivalents, end of period	$—	$68

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed financial statements

TYME TECHNOLOGIES, INC.

(Formerly known as Global Group Enterprises Corp.)

Notes to the Condensed Financial Statements

August 31, 2014

(Unaudited)

Note 1. Presentation and Nature of Operations

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Tyme Technologies, Inc. (formerly known as Global Group Enterprises Corp.).  The accompanying unaudited condensed financial statements of Tyme Technologies, Inc. (formerly known as Global Group Enterprises Corp.) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended November 30, 2013, filed with the SEC on February 28, 2014, as amended by our Form 10-K/A, filed with the SEC on June 20, 2014 (“Annual Report”).  In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included.  The results of operations for the three and nine month periods ended August 31, 2014 and 2013 presented are not necessarily indicative of the results to be expected for the full year.  The November 30, 2013 balance sheet has been derived from our audited financial statements included in our Annual Report.

Tyme Technologies, Inc. (formerly known as Global Group Enterprises Corp.) was organized in the State of Florida on November 22, 2011, to produce market and sell Ultra-Premium Vodka product to retailers.  We were not successful in our efforts and discontinued this line of business.  Since that time, we have been a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

As more fully described in Note 8, subsequent to August 31, 2014 we changed our domicile to Delaware, increase our authorized shares and effectuated a stock split.  The number of shares and the amounts related thereto have been presented as if the actions taken occurred at the beginning of the periods presented.

Note 2. Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.   We have not yet generated any revenue and have incurred losses to date of $126,117.  In addition our current liabilities exceed our current assets by $82,617.  To date we have funded our operations through advances from a stockholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

TYME TECHNOLOGIES, INC.

(Formerly known as Global Group Enterprises Corp.)

Notes to the Condensed Financial Statements

August 31, 2014

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

For the three and nine month periods ended August 31, 2014 and 2013 we did not have any interest, penalties, or any significant unrecognized uncertain tax positions

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At August 31, 2014 and 2013 we had no potential dilutive common shares and, any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

During the nine month period ended August 31, 2014 we received $39,489 in advances from a shareholder of the Company.  As of August 31, 2014, the balance of the advances was $70,990.  The advances bear no interest, are unsecured and are due on demand.  During the nine month period ended August 31, 2013 we received $3,047 in advances from a shareholder of the Company.

Note 4. Stockholders’ Equity

On November 22, 2011, we issued 39,000,600 shares of our $0.0001 par value common stock to its then-CEO and sole director, for cash in the amount of $9,000 (per share price of $.0002).

TYME TECHNOLOGIES, INC.

(Formerly known as Global Group Enterprises Corp.)

Notes to the Condensed Financial Statements

August 31, 2014

(Unaudited)

During April 2012, we issued 13,000,200 shares of our common stock pursuant to a registration statement on Form S-1 at a price of $0.00265 per share.  We received an aggregate of $34,500 as a result of the offering.

There are no warrants or options outstanding to acquire any additional shares of our common stock.

Note 5. Income Taxes

We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of August 31, 2014 and 2013, the estimated effective tax rate for the year will be zero.

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

Note 8. Subsequent Events

Management has evaluated all activity and concluded that, except as set forth below, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

As of September 18, 2014, we reincorporated in the State of Delaware by merging into our newly-formed, wholly-owned Delaware subsidiary, Tyme Technologies, Inc., which was the surviving corporation in the merger (the “Reincorporation”).  As a result of the Reincorporation, among other things, (i) we changed our name to Tyme Technologies, Inc. (the “Name Change”), (ii) we changed our jurisdiction of incorporation from Florida to Delaware (the “Re-Domicile”), (iii) we increased our authorized capital stock from 250,000,000 shares of common stock, $0.0001 par value per share, to 300,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share, (iv) each share of Global Group Enterprises Corp.’s common stock outstanding at the time of the Reincorporation was automatically converted into 4.3334 shares of Tyme Technologies, Inc.’s common stock, with the result that the 12,000,000 shares of common stock outstanding immediately prior to the Reincorporation were converted into 52,000,800 shares of common stock outstanding immediately thereafter (the “Share Exchange”).  All share and per share numbers in this report relating to the common stock of Global Group Enterprises Corp. prior to the Reincorporation have been adjusted to give effect to this conversion, unless otherwise stated.

We are currently engaged in discussions with Tyme, Inc., a Delaware corporation, regarding a possible business combination involving the companies.  At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with any transaction.  With the permission of Tyme, Inc., we have effected the Name Change, the Re-Domicile and the Share Exchange to facilitate these discussions. If the parties determine not to proceed with a business combination, we may adopt another name.

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

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our” are to Tyme Technologies, Inc. (formerly known as Global Group Enterprises Corp.).

General Overview

We were organized in the State of Florida on November 22, 2011, to produce, market and sell Ultra-Premium Vodka product to retailers.  We were not successful in our efforts and have discontinued this line of business.  Since that time, we have been a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Recent Developments

As previously reported in a Form 8-K we filed with the SEC on September 19, 2014, effective as of September 18, 2014, we reincorporated in the State of Delaware by merging into our newly-formed, wholly-owned Delaware subsidiary, Tyme Technologies, Inc., which was the surviving corporation in the merger (the “Reincorporation”).  As a result of the Reincorporation, among other things, (i) we changed our name to Tyme Technologies, Inc. (the “Name Change”), (ii) we changed our jurisdiction of incorporation from Florida to Delaware (the “Re-Domicile”), (iii) we increased our authorized capital stock from 250,000,000 shares of common stock, $0.0001 par value per share, to 300,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share, (iv) each share of Global Group Enterprises Corp.’s common stock outstanding at the time of the Reincorporation was automatically converted into 4.3334 shares of Tyme Technologies, Inc.’s common stock, with the result that the 12,000,000 shares of common stock outstanding immediately prior to the Reincorporation were converted into 52,000,800 shares of common stock outstanding immediately thereafter (the “Share Exchange”).  All share and per share numbers in this report relating to the common stock of Global Group Enterprises Corp. prior to the Reincorporation have been adjusted to give effect to this conversion, unless otherwise stated.

We are currently engaged in discussions with Tyme, Inc., a Delaware corporation, regarding a possible business combination involving the companies.  At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with any transaction.  With the permission of Tyme, Inc., we have effected the Name Change, the Re-Domicile and the Share Exchange to facilitate these discussions.  If the parties determine not to proceed with a business combination, we may adopt another name.

In addition, as previously reported in a Form 8-K we filed with the SEC on October 1, 2014, on September 24, 2014, the Financial Industry Regulatory Authority (“FINRA”) notified us that the Name Change, the Re-Domicile and the Share Exchange would be announced on FINRA’s Daily List on September 25, 2014, and would take effect in the over-the-counter market at the start of business on September 26, 2014 (the “Effective Date”).  At the open of trading on the Effective Date, our trading symbol changed from “GGET” to “GGETD”.  The D will be removed in twenty (20) business days from the Effective Date, at which time the new symbol will be “TYMI”.

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We have not yet generated any revenue and have incurred losses to date of $126,117.   In addition our current liabilities exceed our current assets by $82,617.  To date we have funded our operations through advances from a stockholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

As more fully described above, subsequent to August 31, 2014 we changed our domicile to Delaware, increase our authorized shares and effectuated a stock split.  The number of shares and the amounts related thereto have been presented as if the actions taken occurred at the beginning of the periods presented.

Results of Operations

Three Month Period Ended August 31, 2014 Compared to Three Month Period Ended August 31, 2013

Revenues and Other Income

During the three month periods ended August 31, 2014 and 2013, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $13,475 in the three-month period ended August 31, 2014, compared to $13,368 in the three-month period ended August 31, 2013, which consisted primarily of general and administrative expenses (including professional fees).

Net Losses

As a result of the foregoing, we incurred a net loss of $13,475 or $(0.00) per share, for the three months ended August 31, 2014, compared to a net loss of $13,368, or $(0.00) per share, for the corresponding period ended August 31, 2013.

Nine Month Period Ended August 31, 2014 Compared to Nine Month Period Ended August 31, 2013

Revenues and Other Income

During the nine month period ended August 31, 2014 and 2013, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $40,002 in the nine-month period ended August 31, 2014, compared to $44,630 in the nine-month period ended August 31, 2013, which consisted primarily of general and administrative expenses (including professional fees).

Net Losses

As a result of the foregoing, we incurred a net loss of $40,002 or $(0.00) per share, for the nine months ended August 31, 2014, compared to a net loss of $44,630, or $(0.00) per share, for the corresponding period ended August 31, 2013.

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.  On November 22, 2011, we issued 39,000,600 shares of our common stock to our then-CEO and sole director, for cash in the amount of $9,000 (per share price of $0.0002).  During April 2012, we issued 13,000,200 shares of our common stock pursuant to a registration statement on Form S-1 at a price of $0.00265 per share, for an aggregate of $34,500.

As of August 31, 2014, we had no cash, we had liabilities of $82,617, and our working capital deficit was $82,617.  We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

In the nine month period ended August 31, 2014, a shareholder made loans to us in the amount of $39,489 to pay certain of our expenses.  However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2014, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three month period ended August 31, 2014, or subsequent period through the date hereof.

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

TYME TECHNOLOGIES, INC.

Dated: October 15, 2014	By:	/s/ Peter E. de Svastich
	Name:	Peter E. de Svastich
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document