Form 10-K
period 2014-11-30
TYME TECHNOLOGIES, INC.
filed 2015-02-27
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  November 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  333-179311

TYME TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3864597
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o CKR Law LLP 1330 Avenue of the Americas, 35th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

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

Yes ☒   No ☐

As of May 31, 2014, there were 12,000,000 shares (pre-split) of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.  Of these, 6,000,000 shares (pre-split) were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates on May 31, 2014 was $69,000, based on the price of $0.0115 per share (pre-split) for the registrant’s common stock which was sold in a public offering that closed on April 2, 2012.

As of February 27, 2015, there were 52,000,800 shares (post-split) of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

EXPLANATORY NOTE

As previously reported in a Form 8-K we filed with the SEC on September 19, 2014, effective as of September 18, 2014, we reincorporated in the State of Delaware by merging into our wholly-owned Delaware subsidiary, Tyme Technologies, Inc., which was formed on August 22, 2014 specifically for this purpose (the “Reincorporation”). Tyme Technologies, Inc. was the surviving corporation in the merger. As a result of the Reincorporation, among other things, (i) we changed our name to Tyme Technologies, Inc., (ii) we changed our jurisdiction of incorporation from Florida to Delaware , (iii) we increased our authorized capital stock from 250,000,000 shares of common stock, $0.0001 par value per share, to 300,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share, (iv) each share of Global Group Enterprises Corp.’s common stock outstanding at the time of the Reincorporation was automatically converted into 4.3334 shares of Tyme Technologies, Inc.’s common stock, with the result that the 12,000,000 shares of common stock outstanding immediately prior to the Reincorporation were converted into 52,000,800 shares of common stock outstanding immediately thereafter. All share and per share numbers in this report relating to our common stock prior to the Reincorporation have been adjusted to give effect to this conversion, unless otherwise stated.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	our status as a development stage company;

•	our selection of a prospective target business or asset;

•	our issuance of our capital shares or incurrence of debt to complete a business combination;

•	our ability to have our securities quoted on the OTC Bulletin Board or OTC Markets, or listed on a national exchange following our business combination;

•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•	conflicts of interest of our officers and directors;

•	potential current or future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	the control by our existing stockholders of a substantial interest in us;

•	our dependence on our key personnel;

•	our dependence on a single company after our business combination;

•	business and market outlook;

•	our and our customers’ business strategies following the consummation of a business combination;

•	obtaining permits and other regulatory risks following the consummation of a business combination;

•	foreign currency fluctuations and overall political risk in foreign jurisdictions following the consummation of a business combination;

•	operating and capital expenditures by us following the consummation of a business combination;

•	our competitive position following the consummation of a business combination;

•	outcomes of legal proceedings following the consummation of a business combination;

•	expected results of operations and/or financial position following the consummation of a business combination;

•	future effective tax rates; and

•	compliance with applicable laws.

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

All references in this Annual Report to the “Company”, “TYMI”, “we”, “us”, or “our”, are to Tyme Technologies, Inc. (f/k/a Global Group Enterprises Corp.).

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

Recent Developments

As previously reported in a Form 8-K we filed with the SEC on September 19, 2014, effective as of September 18, 2014, we reincorporated in the State of Delaware by merging into our wholly-owned Delaware subsidiary, Tyme Technologies, Inc., which was formed on August 22, 2014 specifically for this purpose (the “Reincorporation”).  Tyme Technologies, Inc. was the surviving corporation in the merger.  As a result of the Reincorporation, among other things, (i) we changed our name to Tyme Technologies, Inc. (the “Name Change”), (ii) we changed our jurisdiction of incorporation from Florida to Delaware (the “Re-Domicile”), (iii) we increased our authorized capital stock from 250,000,000 shares of common stock, $0.0001 par value per share, to 300,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share, (iv) each share of Global Group Enterprises Corp.’s common stock outstanding at the time of the Reincorporation was automatically converted into 4.3334 shares of Tyme Technologies, Inc.’s common stock, with the result that the 12,000,000 shares of common stock outstanding immediately prior to the Reincorporation were converted into 52,000,800 shares of common stock outstanding immediately thereafter (the “Share Exchange”).  All share and per share numbers in this report relating to our common stock prior to the Reincorporation have been adjusted to give effect to this conversion, unless otherwise stated.

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

In addition, as previously reported in a Form 8-K we filed with the SEC on October 1, 2014, on September 24, 2014, the Financial Industry Regulatory Authority (“FINRA”) notified us that the Name Change, the Re-Domicile and the Share Exchange would be announced on FINRA’s Daily List on September 25, 2014, and would take effect in the over-the-counter market at the start of business on September 26, 2014 (the “Effective Date”).  At the open of trading on the Effective Date, our trading symbol changed from “GGET” to “GGETD”.  The D was removed twenty (20) business days after the Effective Date, at which time our trading symbol became “TYMI”.

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

Since inception, we have had no revenues and incurred a cumulative net loss of $140,028 through November 30, 2014.  This raises substantial doubt about our ability to continue as a going concern.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We do not have any agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity.  We are currently engaged in discussions with Tyme, Inc. regarding a possible business combination involving the two companies.  At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with any transaction.  We cannot assure you that we will consummate a transaction with Tyme, Inc., or successfully identify and evaluate other suitable business opportunities, or that we will conclude a business combination.  We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting.  We plan to comply with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report.  The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404.  We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future.  Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective.  Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price.  In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Bulletin Board, the OTC Markets, one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Our principal stockholder owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

GEM Global Yield Fund LLC SCS, a societé en commandite simple incorporated and existing under the law of Luxembourg (“GGYF”), beneficially owns 50.0% of our outstanding common stock.  As a result, it has the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our Board of Directors (“Board”); (b) removal of any of our directors; (c) amendments of our Certificate of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.  The shares were obtained pursuant to a Stock Purchase Agreement, dated as of February 27, 2013, between GGYF, and Andrew Keck, our then principal stockholder and sole officer and director.  The shares were purchased from the Mr. Keck for cash consideration of $206,000.

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

There is currently no trading market for our common stock.  There can be no assurance that a regular trading market for our securities will ever develop or that if developed it will be sustained.  The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors.  In addition, the stock market has experienced extreme price and volume fluctuations in recent years.  These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse effect on the stock’s future liquidity.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 300,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share (“Preferred Stock”).  The future issuance of Common Stock or Preferred Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders.  We may value any Common Stock and/or Preferred Stock issued in the future on an arbitrary basis.  The issuance of Common Stock and/or Preferred Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our Common Stock.

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

Market Information

Our Common Stock is currently quoted on the OTC Markets under the symbol “TYMI.”  Previously, until September 26, 2014, our Common Stock was quoted on the OTC Markets under the symbol “GGET.”  There is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.  OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers.  OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our Common Stock listed on any of the public trading markets, including the OTC Markets, we will require a market maker to sponsor our securities. We have not yet engaged any market maker to sponsor our securities, and there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTC Markets.  This could prevent us from developing a trading market for our Common Stock.

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

Recent Sales of Unregistered Securities

During the last three fiscal years we have had the following issuances of unregistered securities:

On November 22, 2011, we issued 39,000,600 shares (post-split) of our Common Stock to Andrew Keck, our founder, and former sole officer and director, for cash in the amount of an aggregate of $9,000.  We relied upon Section 4(2) (now 4(a)(2)) of the Securities Act, which exempts from registration “transactions by an issuer not involving any public offering”.

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

During the year ended November 30, 2014 we incurred expenses of $53,913 as compared to $56,586 for the year ended November 30, 2013.  Of these costs, we incurred professional fees of $39,260 in 2014 and $39,026 in 2013. The balance of expenses were general and administrative costs.

Liquidity and Capital Resources

In the fiscal years ended November 30, 2014 and 2013, a shareholder made advances to us in the amount of $57,670 and $31,501, respectively, to pay certain of our expenses. However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

As of November 30, 2014, we had no cash on hand, we had liabilities of $96,528, of which $89,171 was to a shareholder, and our working capital deficit was $96,528.

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

None.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

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

As of November 30, 2014, our management, consisting of Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Peter de Svastich, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our financial statements as of November 30, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2014, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers are elected by the Board to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office.  The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our sole officer and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
Peter de Svastich (1) c/o GEM Advisors, Inc. 590 Madison Avenue, 27th Floor New York, NY 10022	71	President, Secretary, and Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

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

Code of Ethics

In November 2012, we adopted a Code of Ethics that applies to our officers, directors and employees.  A written copy of the Code was filed with the SEC on February 2, 2012 as part of our Registration Statement on Form S-1 and is incorporated by reference hereto as Exhibit 14.1.  A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our Secretary, at c/o CKR Law LLP, 1330 Avenue of the Americas, 35th Floor, New York, NY 10019, tel. (212) 400-6900.

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

Summary Compensation Table

Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Peter de Svastich President, Secretary, Treasurer (1)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

(1)	As of April 26, 2013, Mr. de Svastich was appointed as our sole officer and director.

We have not paid any salaries to our sole director and officer as of the date of this report. We do not anticipate beginning to pay salaries until we have adequate funds to do so.  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of November 30, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Peter de Svastich (1)	—	—	—	—	—	—	—	—	—

(1)	As of April 26, 2013, Mr. de Svastich was appointed as our sole officer and director.

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

The table below summarizes all compensation awarded to, earned by, or paid to our sole director for all services rendered in all capacities to us through November 30, 2014.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter de Svastich (1)	0	0	0	0	0	0	0

(1)	As of April 26, 2013, Mr. de Svastich was appointed as our sole officer and director.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)

5% Stockholders
GEM Global Yield Fund LLC SCS (3) 259 St Paul Street VLT-1213 Valletta, Malta	Common	26,000,400	50.0%
Andrew Keck (4) 3572 Shady Brook Lane Sarasota, FL 34243	Common	13,000,200	25.0%
Warren P. Baker III c/o GEM Advisors, Inc. 590 Madison Avenue, 27th Floor New York, NY 10022	Common	4,116,730	7.9%
Anthony M. Romano II c/o GEM Advisors, Inc. 590 Madison Avenue, 27th Floor New York, NY 10022	Common	4,116,730	7.9%
Edward J. Tobin c/o GEM Advisors, Inc. 590 Madison Avenue, 27th Floor New York, NY 10022	Common	4,116,730	7.9%

Named Executive Officers and Directors
Peter de Svastich (5) c/o GEM Advisors, Inc. 590 Madison Avenue, 27th Floor New York, NY 10022	Common	0	0%

All Officers and Directors as a Group (1 Total)	Common	0	0%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of November 30, 2014, through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 52,000,800 (post-split) issued and outstanding shares of common stock as of November 30, 2014.

(3)	Peter de Svastich and Christopher F. Brown are the co-managers of GEM Global Yield Fund LLC SCS and have shared voting and investment power over the share owned thereby.

(4)	Andrew Keck resigned as our sole officer and director on April 26, 2013.

(5)	Peter de Svastich was appointed as our sole officer and director on April 26, 2013.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On November 22, 2011 we issued 39,000,600 shares (post-split) of our common stock to our then-sole director and officer for an aggregate purchase price of $9,000.

On February 27, 2013, GGYF purchased a controlling interest in our company.  At the closing of this transaction, we entered into a Consulting Agreement with Andrew Keck, our then sole officer and director, pursuant to which Mr. Keck agreed to continue to provide services to us that are ordinarily and customarily performed by a Chief Executive Officer for two (2) months.  In consideration for the services to be rendered by Mr. Keck, we agreed to pay Mr. Keck a monthly fee of $750, commencing on February 27, 2013.  GGYF made the two (2) $750 payments to Mr. Keck on our behalf. The $1,500 advance is non-interest bearing and due on demand.  No further payments are due under the Consulting Agreement.

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

Audit Fees

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended November 30, 2014 and November 30, 2013 are set forth in the table below:

Fee Category	Year ended November 30, 2014	Year ended November 30, 2013
Audit fees (1)	$6,850	$5,600
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$6,850	$5,600

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

TYME TECHNOLOGIES, INC.

Dated: February 27, 2015	By:	/s/ Peter E. de Svastich
	Name:	Peter E. de Svastich
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter E. de Svastich	President, Treasurer, Secretary and sole Director	February 27, 2015
Peter E. de Svastich	(Principal Executive Officer and Principal Financial Officer)

TYME TECHNOLOGIES, INC.

(F/K/A GLOBAL GROUP ENTERPRISES CORP.

Financial Statements

November 30, 2014

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F–2
Balance Sheets	F–3
Statements of Operations	F–4
Statements of Stockholders’ Deficit	F–5
Statements of Cash Flows	F–6
Notes to the Financial Statements	F–7

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TYME TECHNOLOGIES, INC.

We have audited the accompanying balance sheets of TYME TECHNOLOGIES, INC. as of November 30, 2014 and 2013, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TYME TECHNOLOGIES, INC. as of November 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

February 27, 2015

Tyme Technologies, Inc.

(F/K/A Global Group Enterprises Corp.)

Balance Sheets

November 30, 2014 And 2013

	2014	2013

Assets
Current assets:
Cash	$—	$—
Total current assets	—	—
Total assets	$—	$—

Liabilities and Stockholders’ s Deficit
Current liabilities
Accounts payable	$7,357	$11,114
Shareholder advances	89,171	31,501
Total current liabilities	96,528	42,615
Total liabilities	96,528	42,615

Commitments and contingencies	—	—

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at November 30, 2014 and 2013	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 52,000,800 shares issued and outstanding at November 30, 2014 and 2013*	5,200	5,200
Additional paid-in capital	38,300	38,300
Accumulated deficit	(140,028)	(86,115)
Total stockholders’ deficit	(96,528)	(42,615)
Total liabilities and stockholders’ deficit	$—	$—

* All share and per share numbers in this report relating to the Company’s common stock have been adjusted to give effect to the 4.3334-for-1 stock split the Company effected as of September 18, 2014

See accompanying notes to financial statements

Tyme Technologies, Inc.

(F/K/A Global Group Enterprises Corp.)

Statements of Operations

For The Years Ended November 30, 2014 And 2013

	2014	2013

Revenue	$—	$—
Operating expenses
General and administrative	14,653	17,560
Professional fees	39,260	39,026
	53,913	56,586
(Loss) before income taxes	(53,913)	(56,586)
Provision for income taxes	—	—
Net (loss)	$(53,913)	$(56,586)

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	52,000,800	52,000,800

See accompanying notes to financial statements

Tyme Technologies, Inc.

(F/K/A Global Group Enterprises Corp.)

Statement of Stockholders’ Deficit

For The Years Ended November 30, 2014 And 2013

			Additional
	Common Stock		Paid-in
	Shares*	Amount	Capital	Deficit	Total

Balance - December 1, 2012	52,000,800	$5,200	$38,300	$(29,529)	$13,971
Net loss for the year ended November 30, 2013	—	—	—	(56,586)	(56,586)
Balance - November 30, 2013	52,000,800	5,200	38,300	(86,115)	(42,615)
Net loss for the year ended November 30, 2014	—	—	—	(53,913)	(53,913)
Balance November 30, 2014	52,000,800	$5,200	$38,300	$(140,028)	$(96,528)

* All share and per share numbers in this report relating to the Company’s common stock have been adjusted to give effect to the 4.3334-for-1 stock split the Company effected as of September 18, 2014

See accompanying notes to financial statements

Tyme Technologies, Inc.

(F/K/A Global Group Enterprises Corp.)

Statement of Cash Flows

For The Years Ended November 30, 2014 And 2013

	2014	2013

Cash flow from operating activities:
Net loss for the year	$(53,913)	$(56,586)
Changes in operating assets and liabilities:
Accounts payable	(3,757)	9,114
Net cash (used in) operations	(57,670)	(47,472)

Cash flows from financing activities:
Shareholder advances	57,670	31,501
Net cash provided by financing activities	57,670	31,501

Increase (decrease) in cash	—	(15,971)
Cash and cash equivalents, beginning of period	—	15,971
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to financial statements

Tyme Technologies, Inc.

(F/K/A Global Group Enterprises Corp.)

Notes to the Financial Statements

November 30, 2014 and 2013

Note 1. Nature of Operations

Tyme Technologies, Inc. (f/k/a Global Group Enterprises Corp.) (“the Company” “We” “Our”) was originally formed in Nevada on November 22, 2011, to produce market and sell Ultra-Premium Vodka product to retailers.  The Company was not successful in its efforts.

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

Effective as of September 18, 2014, the Company reincorporated in the State of Delaware by merging into its wholly-owned Delaware subsidiary, Tyme Technologies, Inc., which was formed on August 22, 2014 specifically for this purpose (the “Reincorporation”).  Tyme Technologies, Inc. was the surviving corporation in the merger.  As a result of the Reincorporation, among other things, (i) the Company changed its name to Tyme Technologies, Inc., (ii) the Company changed its jurisdiction of incorporation from Florida to Delaware, (iii) the Company increased its authorized capital stock from 250,000,000 shares of common stock, $0.0001 par value per share, to 300,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share, (iv) each share of Global Group Enterprises Corp.’s common stock outstanding at the time of the Reincorporation was automatically converted into 4.3334 shares of Tyme Technologies, Inc.’s common stock, with the result that the 12,000,000 shares of common stock outstanding immediately prior to the Reincorporation were converted into 52,000,800 shares of common stock outstanding immediately thereafter.  All share and per share numbers in this report relating to the Company’s common stock prior to the Reincorporation have been adjusted to give effect to this conversion, unless otherwise stated.  Subsequent to the reincorporation, Global Group Enterprises Corp. ceased to exist.

Tyme Technologies, Inc. (f/k/a Global Group Enterprises Corp.) (“the Company” “We” “Our”) was originally formed in Nevada on November 22, 2011, to produce market and sell Ultra-Premium Vodka product to retailers.  The Company was not successful in its efforts.

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.   We have not yet generated any revenue and have incurred losses to date of $140,028.  In addition our current liabilities exceed our current assets by $96,528. To date we have funded our operations through advances from a stockholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

Tyme Technologies, Inc.

(F/K/A Global Group Enterprises Corp.)

Notes to the Financial Statements

November 30, 2014 and 2013

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less, at the time of purchase, to be cash equivalents.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

Advertising costs, when incurred, will be expensed as incurred. There have been no advertising costs incurred for the years ended November 30, 2014 and 2013.

Research and Development Expenses

Expenditures for research and development, when incurred, will be expensed as incurred.  There have been no research and development costs incurred for the years ended November 30, 2014 and 2013.

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

For the years ended November 30, 2014 and 2013 the Company did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At November 30, 2014 and 2013 the Company had no potential dilutive common shares and, any equivalents would have been anti-dilutive as the Company had losses for the periods then ended.

Recent Pronouncements

The Company has reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Tyme Technologies, Inc.

(F/K/A Global Group Enterprises Corp.)

Notes to the Financial Statements

November 30, 2014 and 2013

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

During the years ended November 30, 2014 we received $57,670 from shareholder of the Company. As of November 30, 2014, the balance of the advances was $89,171.  During the year ended November 30, 2013 we received $31,501 from shareholder of the Company.  The advances bear no interest, are unsecured and are due on demand.

Note 4. Stockholders’ Equity

As more fully described in Note 1, as a result of the Reincorporation, on September 18, 2014 each outstanding share of common stock was automatically converted into 4.3334 of common stock, with the results that the 12,000,000 shares of common stock outstanding were converted into 52,000,800 of common stock.

There was no other activity in our common stock.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 5. Income Taxes

Income tax provision (benefit) for the years ended November 30, 2014 and 2013 is summarized below:

	2014	2013
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(18,330)	(19,239)
State	—	—
Total deferred	(18,330)	(19,239)
Increase in valuation allowance	18,330	19,239
Total provision	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2014	2013

Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	—%	—%
Effect of net operating loss	(34.0%)	(34.0%)
	—	—

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2011 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statements of operations. There have been no income tax related interest or penalties assessed or recorded.

As of November 30, 2014 there are $140,028 in net operating losses expiring at varying times through November 30, 2034.

Tyme Technologies, Inc.

(F/K/A Global Group Enterprises Corp.)

Notes to the Financial Statements

November 30, 2014 and 2013

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