Form 10-Q
period 2015-02-28
TYME TECHNOLOGIES, INC.
filed 2015-04-20
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  February 28, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

Commission file number:  333-179311

TYME TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3864597
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.)

48 Wall Street – Suite 1100

New York, New York 10022

(Address of principal executive offices)

(Zip Code)

(646) 205-1603

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

(Note: The registrant is a voluntary filer of reports and has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act if the Registrant had been subject to one of such Sections.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

As of April 15, 2015, there were 86,007,248 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTRODUCTORY COMMENT – USE OF TERMINOLOGY

Throughout this Current Report on Form 8-K, the terms “Company,” “we,” “us,” and “our” refers to Tyme Technologies, Inc. and, unless the context indicates otherwise, its direct and indirect subsidiaries, on a consolidated basis.

BACKGROUND TO THIS FORM 10-Q

On March 11, 2015, we filed with the Securities and Exchange Commission (the “SEC”) a Current Report on Form 8-K (Date of Report: March 5, 2015) which provided certain information concerning the merger (the “Merger”) of a newly formed subsidiary with and into a privately-held Delaware corporation, Tyme Inc. (“Tyme”), and the resulting change in control of our Company, along with other related matters, including, among other items, a change in our fiscal year  (the “Original Form 8-K”).  Prior to such merger, we were a “shell company,” as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of the merger, we have ceased to be a shell company.  The information contained in the Original Form 8-K, together with the information contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014 constituted the then current “Form 10 information” necessary to satisfy the conditions contained in Rule 144(i)(2) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  However, under applicable SEC rules and telephone interpretations, we were required to amend the Original Form 8-K to provide the audited financial statements of Tyme at and for Tyme’s fiscal year ended December 31, 2014, additional pro forma financial information and other information concerning our Company that would be required to be disclosed by Tyme in an Annual Report on Form 10-K, if Tyme had been subject to the Exchange Act Rules 13a-1 or 15a-1 with respect to Tyme’s fiscal year ended December 31, 2014.   We amended the Original Form 8-K by filing a Form 8-K/A, Amendment No. 1 (“Amendment No. 1”), with the SEC, with an effective filing date of April 16, 2015, to provide such audited financial statements, pro forma financial information and other information.  We refer to the Original Form 8-K, as amended and supplemented by Amendment No. 1, as the “Merger Form 8-K”)

As a result of the Merger and other related transactions discussed in the Merger Form 8-K, we discontinued our pre-Merger business and acquired the business of Tyme, a research and development company focused on developing drug candidates for the treatment of cancer in humans.  We intend to continue the existing business operations of Tyme as our wholly-owned subsidiary.  At the present time, we do not intend to operate any other business other than Tyme, although such operations may be conducted through one or more direct and/or indirect subsidiaries as we believe appropriate.

The Merger resulted in a change of control of our Company, as the pre-Merger stockholders of Tyme own approximately 79% of our Common Stock as a result of the shares issued to them in the Merger and giving effect to the PPO, Split-Off Transaction and other related transactions discussed elsewhere in this Form 8-K.  In accordance with “reverse merger” accounting treatment, our historical financial statements as of and for periods ended prior to the Merger will be replaced with the historical financial statements of Tyme prior to the Merger in all future filings with the SEC with respect to periods ending on or after the date on which the Merger was consummated, March 5, 2015.  However, the Merger was consummated and the change in our fiscal year was effective after the end of our fiscal quarter (based on our prior fiscal year which ended on November 30th of each calendar year) on February 28, 2015 (our “Old 2015 First Fiscal Quarter”).  This Quarterly Report on Form 10-Q is with respect to our Old 2015 First Fiscal Quarter and does not include information nor the financial position and operational results of Tyme, the accounting survivor in the Merger; rather, this Form 10-Q only is with respect to our financial position and operational results at and for the Old 2015 First Fiscal Quarter.  Accordingly, the information provided in this Form 10-Q only relates to our pre-Merger Company.  We intend to file another Quarterly Report on Form 10-Q with respect to Tyme’s (and our post-Merger Company’s) fiscal quarter ended March 31, 2015 within the time period permitted by SEC regulations applicable to smaller reporting companies for filing Forms 10-Q for fiscal quarters ended March 31, 2015.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Tyme Technologies, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	February 28, 2015	November 30, 2014
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$—	$—
Total current assets	—	—
Total assets	$—	$—

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,332	$7,357
Stockholder advances	103,673	89,171
Total current liabilities	109,005	96,528
Total liabilities	109,005	96,528

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at February 28, 2015 and November 30, 2014	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 52,000,800 shares issued and outstanding at February 28, 2015 and November 30, 2014, respectively	5,200	5,200
Additional paid—in capital	38,300	38,300
Accumulated deficit	(152,505)	(140,028)
Total stockholders’ deficit	(109,005)	(96,528)
Total liabilities and stockholders’ deficit	$—	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended February 28,
	2015	2014

Revenue	$—	$—

Operating expenses:
General and administrative	2,727	3,330
Professional fees	9,750	11,588
	12,477	14,918
(Loss) before income taxes	(12,477)	(14,918)
Provision for income taxes	—	—
Net (loss)	$(12,477)	$(14,918)

Basic and diluted (loss) per share	$0.00	$0.00
Basic and diluted weighted average shares outstanding	52,000,800	52,000,800

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended February 28,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,477)	$(14,918)
Adjustments to reconcile net loss to cash from operating activities:
Accounts payable	(2,025)	7,080
Net cash (used in) operating activities	(14,502)	(7,838)

Cash flows from financing activities:
Shareholder advances	14,502	7,838
Net cash provided by financing activities	14,502	7,838

Increase (decrease) in cash	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2015

(Unaudited)

Note 1.  Nature of Operations.

Tyme Technologies, Inc. (f/k/a Global Group Enterprises Corp.) (the “Company”) was originally formed in Nevada on November 22, 2011, to produce market and sell Ultra-Premium Vodka product to retailers.  The Company was not successful in its efforts.

Effective as of September 18, 2014, the Company (then a Nevada corporation with the name Global Group Enterprises Corp.) reincorporated in the State of Delaware by merging into its wholly-owned Delaware subsidiary, Tyme Technologies, Inc., which was formed on August 22, 2014 specifically for this purpose (the “Reincorporation”).  Tyme Technologies, Inc. was the surviving corporation in of such merger.  As a result of the Reincorporation, among other things, (i) the Company changed its name to Tyme Technologies, Inc., (ii) the Company changed its jurisdiction of incorporation from Florida to Delaware, (iii) the Company increased its authorized capital stock from 250,000,000 shares of common stock, $0.0001 par value per share, to 300,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share, (iv) each share of Global Group Enterprises Corp.’s common stock outstanding at the time of the Reincorporation was automatically converted into 4.3334 shares of Tyme Technologies, Inc.’s common stock, with the result that the 12,000,000 shares of common stock outstanding immediately prior to the Reincorporation were converted into 52,000,800 shares of common stock outstanding immediately thereafter.  All share and per share numbers in this report relating to the Company’s common stock prior to the Reincorporation have been adjusted to give effect to this conversion, unless otherwise stated.  Subsequent to the reincorporation, Global Group Enterprises Corp. ceased to exist.

As discussed in Note 8 below, subsequent to the end of the Company’s fiscal quarter ended February 28, 2015, the Company entered into a “reverse triangular merger” and related transactions with Tyme Inc., a Delaware corporation, and other parties that resulted in, among other matters, a change in control of the Company and a change in the Company’s fiscal year from a fiscal year ending on November 30th of each calendar year, which is the fiscal year basis for the financial statements presented herewith, to one ending on December 31st of each calendar year. In anticipation of such transaction, on February 18, 2015, the Company formed Tyme Acquisition Corp. as a wholly-owned subsidiary for the purpose of merging such newly formed subsidiary with and into Tyme Inc. to consummate such transactions.

Note 2.  Significant Accounting Policies.

The accompanying unaudited condensed financial statements of Tyme Technologies, Inc. at February 28, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2014, filed with the SEC on February 27, 2015. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended February 28, 2015 and 2014 presented are not necessarily indicative of the results to be expected for the full year. The November 30, 2014 balance sheet has been derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2014.

Financial statements prepared in conformity with US GAAP, contemplates continuation of an entity as a going concern.  We have not yet generated any revenue and have incurred losses to date of $152,505.  In addition, our current liabilities exceed our current assets by $109,005.  To date, we have funded our operations through advances from a stockholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Tyme Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2015

(Unaudited)

Basis of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and our wholly owned subsidiary Tyme Acquisition Corp. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Financial Instruments

Our balance sheet includes certain financial instruments.  The carrying amounts of current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Revenue and Cost Recognition

We currently have no source of revenue; therefore, we have not yet adopted any policy regarding the recognition of revenue or cost.

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

For the three month periods ended February 28, 2015 and 2014, we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At February 28, 2015 and 2014, we had no potential dilutive common shares and, any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Recent Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations, other than the following:

Tyme Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2015

(Unaudited)

In August of 2014, the FASB issued Accounting Standards Update No. 2014-15: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This update will become effective for all annual periods and interim reporting periods ending after December 15, 2016 with early adoption permitted. This standard is not expected to have any impact on current disclosures in the financial statements as the Company is already a going concern and includes such disclosure.

Note 3.  Shareholder Advances - Related Party.

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

During the three months ended February 28, 2015, we received $14,502 from shareholder of the Company. During the three months ended February 28, 2014, we received $7,838 from shareholder of the Company. The advances bear no interest, are unsecured and are due on demand. As of February 28, 2015 and November 30, 2014, the balance of the advances were $103,673 and $89,171, respectively.

Note 4.  Stockholders’ Equity.

As more fully described in Note 1, as a result of the Reincorporation, effective September 18, 2014, each outstanding share of common stock was automatically converted into 4.3334 of common stock, with the results that the 12,000,000 shares of common stock outstanding were converted into 52,000,800 of common stock.

There was no other activity in our common stock.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 5.  Income Taxes.

We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of February 28, 2015 and 2014, the estimated effective tax rate for the year will be zero.

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

Note 6.  Contingencies.

From time to time, the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 7.  Business Segments.

There are no reportable business segments.

Tyme Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2015

(Unaudited)

Note 8.  Subsequent Events.

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements other than the following:

On March 5, 2015, the Company consummated a reverse triangular merger (the “Merger”) whereby a newly formed subsidiary of Company merged with and into Tyme Inc., a Delaware corporation (“Tyme”).  Tyme is a clinical-stage biopharmaceutical company focused on the development and commercialization of highly targeted cancer therapeutics with a broad range of oncology indications.  Tyme was incorporated in 2013 and its operations to date have been directed primarily toward developing business strategies, research and development activities and preparing for clinical trials for its product candidates.  Tyme has focused its research and development efforts on a proprietary platform technology for which it retains global intellectual property and commercial rights.

In connection with the consummation of the Merger, the Company changed its fiscal year from a fiscal year ending on November 30th of each calendar year, which is the fiscal year basis for the financial statements presented herewith, to one ending on December 31st of each calendar year, which is the historical fiscal year of Tyme.

The Merger resulted in Tyme becoming a wholly-owned subsidiary of the Company and the stockholders of the Tyme as of immediately prior to the effective time of the Merger, receiving, in the aggregate, Company common stock equal to approximately 79% of the total number of shares of Company common stock outstanding immediately following such issuance to such former Tyme stockholders (34,000 shares of Company common stock for every one share of Tyme common stock outstanding as of the closing of the Merger). Contemporaneous with the closing of the Merger, among other matters, the Company completed a private placement of 2.716 million shares of Company common stock for gross proceeds of $6.79 million (of which, $4.29 million was tendered in cash and the remaining subscription price paid by the delivery of a three-month promissory note in the principal amount of $2.5 million (“PPO Note”). In addition, a convertible promissory note of Tyme (the “Bridge Note”), in the outstanding principal amount of $2.31 million was converted into 2.31 million shares of Company common stock (the “Bridge Note Conversion Shares”).  Further, as a condition to the completion of the Merger certain shares of Company common stock were surrendered to the Company for cancellation.  The foregoing aggregate 79% ownership of the post-Merger Company by the former Tyme stockholders was calculated giving effect to the issuances of Company common stock in the Merger, the Company’s private placement, the conversion of the Bridge Note and the surrender and cancellation of shares of Company common stock.  The PPO Note is secured by the escrow of 5 million shares of the post-merger Company common stock.  To the extent that the PPO Note is not paid at or prior to its maturity date of June 5, 2015, the escrowed shares will be forfeited to the Company for cancellation at the rate of one share for every $0.50 of PPO Note principal not paid to the Company.

Another condition to consummating the Merger was that the Company retain a firm (the “IR Firm”) to provide investor relations’ services to the Company and the Company allocated 250,000 shares (the “IR Firm Shares”) of Company common stock for issuance to such firm upon the consummation of the Merger.  The IR Firm Shares were issued effective the closing date of the Merger on March 5, 2015.  The appropriate accounting for the IR Firm Shares, which represents in substance a payment to a service provider, will be reflected as a charge to operations.

The investor in the PPO, along with the designee of the Bridge Note holder who received the Bridge Note Conversion Shares upon the automatic conversion of the Bridge Note which occurred simultaneous with the closing of the PPO, will have anti-dilution protection on the shares purchased in the PPO or Bridge Note Conversion Shares (as the case may be) such that, if within two years after the closing of the Merger, the Company shall issue additional shares of Company common stock or common stock equivalents, for a consideration per share less than $0.50 per share (the “Lower Price”), each such investor and holder will be entitled to receive from the Company, additional shares (“Lower Price Shares”) of Company common stock in an amount such that, when added to the number of shares initially purchased by such investor or received upon conversion of the Bridge Note, will equal the number of shares that such investor’s PPO subscription amount would have purchased or the Bridge Note holder would have received upon conversion of the Bridge Note at the Lower Price. The Company has determined that this anti-dilution protection is a freestanding financial instrument that will be carried as a liability at fair value.

Tyme Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2015

(Unaudited)

In connection with the PPO, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchasers in the PPO, the holder of the Bridge Note and the IR Firm, pursuant to which the Company agreed that promptly, but no later than 90 calendar days following the maturity date of the PPO Note (such maturity date being 90 calendar days after the closing of the PPO), the Company will file a registration statement with the SEC (the “Registration Statement”) covering (a) all of the PPO Shares issued in the PPO, (b) the Bridge Note Conversion Shares issued upon conversion of the Bridge Note, (c) the Lower Price Shares, if any, (d) the IR Firm Shares and (e) any shares of the Company common stock issued or issuable with respect to the PPO Shares, Conversion Shares and Lower Price Shares upon any stock split, dividend or other distribution, recapitalization or similar event (collectively, the “PPO/Bridge Note Conversion Registrable Shares”). The Registration Statement will also cover 9% of the total number of shares issued to the Tyme former stockholders in connection with the Merger.  The Company is required to use commercially reasonable efforts to ensure that the Registration Statement is declared effective within 180 calendar days of filing with the SEC.  If the Company is late in filing the Registration Statement or if the Registration Statement is not declared effective within 180 days of its filing with the SEC, liquidated damages payable in cash by the Company to the holders of the PPO/Bridge Note Conversion Registrable Shares that have not been so registered will commence to accrue at a rate equal to $0.01 per Conversion Share and $0.025 per PPO Share for each full month that (i) the Company is late in filing the Registration Statement or (ii) the Registration Statement is late in being declared effective by the SEC; provided, however, that in no event shall the aggregate of any such per share liquidated damages exceed $0.08 per Conversion Share and $0.20 per PPO Share.

At the point of Merger and since inception, the Company was essentially a “public reporting shell” with no substantive business operations.  As such, the Company had negligible revenues and operating profits that require separate identification.

The transaction costs associated with the Merger relate to professional fees incurred in respect of legal, accounting and audit.  All such transaction costs, being associated with the final Merger and issuance of equity, will be expensed as incurred and total approximately $1 million.

For accounting purposes, the acquisition of Tyme by the Company was considered a reverse acquisition, an acquisition transaction where the acquired company, Tyme, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction.  The primary reason the transaction was treated as a purchase by Tyme rather than a purchase by the Company was because the Company was a public reporting shell company with limited operations and Tyme’s stockholders gained control of the voting power and majority of the outstanding shares of Company common stock.  Consequently, reverse acquisition accounting will be applied to the transaction.  No additional goodwill or intangible assets are anticipated to be recognized in conjunction with the completion of the Merger.

On March 5, 2015, effective as of the consummation of the Merger, the Company entered into employment agreements with each of Steve Hoffman, the Company’s newly-appointed Chief Executive Officer and Chief Science Officer, and Michael Demurjian, the Company’s newly-appointed Chief Operating Officer.  Under these agreements, Messrs. Hoffman and Demurjian will each be entitled to an annual base salary of $450,000 and such performance bonuses as our board of directors may determine, from time to time, in its sole discretion.  The base salaries will be reviewed annually (commencing in 2016) by the Company’s board of directors; provided that the base salaries may not be decreased from their then current levels due to any board review.  The employment agreements each have a term of five years; provided, however, that commencing on the first anniversary of the effective date of the agreements and on each anniversary thereafter, the term shall automatically be extended by one year, such that, at any time during the term of the agreement, the remaining employment term shall never be less than four years and one day.  If the executive is terminated without “Cause” (as defined in the agreements) or for “Good Reason” (as defined in the agreements), the executive will be entitled to receive his base salary plus any accrued but unpaid performance bonus, with the base salary payable at the same intervals as the base salary would have been payable if the termination had not occurred.  If the employment is terminated for “Cause,” or in the case of the executive’s death or disability, the executive will only be entitled to his base salary through the termination date, plus any accrued and unpaid performance bonus as of the termination date.

Tyme Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2015

(Unaudited)

On March 5, 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), which reserves a total of 10 million shares of the Company common stock for issuance under the 2015 Plan.  No more than an aggregate of 3,333,333 shares of Company common stock may be awarded during the twelve months following the 2015 Plan adoption.  The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of Company common stock on the date of the grant.  The Company has not granted any stock options or other awards under the 2015 Plan through April 9, 2015, other than the grants, effective as of March 31, 2015 and with respect to the Company’s new fiscal quarter ended March 31, 2015, of 1,812 shares of Company common stock to each of the Company’s three independent directors pursuant to the Company’s newly enacted independent director compensation policy and a special advisor to the Company’s Board of Directors.  The shares were valued at an amount equal to the closing price of Company common stock on the last trading day of the quarter ended March 31, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our” are to Tyme Technologies, Inc.

General Overview

We were originally formed in Nevada on November 22, 2011, to produce market and sell Ultra-Premium Vodka product to retailers.  The Company was not successful in its efforts and the Company turned its efforts towards seeking, investigating and, if such investigation warranted, engaging in a business combination with a private entity whose business presents an opportunity for our stockholders.

Effective as of September 18, 2014, we (then constituting a Nevada corporation with the name Global Group Enterprises Corp.) reincorporated in the State of Delaware by merging into our wholly-owned Delaware subsidiary, Tyme Technologies, Inc., which was formed on August 22, 2014 specifically for this purpose (the “Reincorporation”).  Tyme Technologies, Inc. was the surviving corporation in of such merger.  As a result of the Reincorporation, among other things, (i) we changed our name to Tyme Technologies, Inc., (ii) we changed our jurisdiction of incorporation from Florida to Delaware, (iii) we increased our authorized capital stock from 250,000,000 shares of common stock, $0.0001 par value per share, to 300,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share, (iv) each share of Global Group Enterprises Corp.’s common stock outstanding at the time of the Reincorporation was automatically converted into 4.3334 shares of Tyme Technologies, Inc.’s common stock, with the result that the 12,000,000 shares of common stock outstanding immediately prior to the Reincorporation were converted into 52,000,800 shares of common stock outstanding immediately thereafter.  All share and per share numbers in this Quarterly Report on Form 10-Q relating to our common stock prior to the Reincorporation have been adjusted to give effect to this conversion, unless otherwise stated.  Subsequent to the reincorporation, Global Group Enterprises Corp. ceased to exist.

As discussed in the notes to the unaudited financial statements included in this Form 10-Q and in “Recent Developments” below, subsequent to the end of our fiscal quarter ended February 28, 2015, we entered into a “reverse triangular merger” and related transactions with Tyme Inc., a Delaware corporation, and other parties that resulted in, among other matters, a change in control of our Company and a change in our fiscal year from a fiscal year ending on November 30th of each calendar year, which is the fiscal year basis for the financial statements presented herewith, to one ending on December 31st of each calendar year.

We expect that we will need to raise funds in order to effectuate our (Tyme’s) business plan.  We have no specific plans, understandings or agreements with respect to the raising of such funds, other than with respect to a note that we received in connection with a private placement of our securities which closed subsequent to our February 28, 2015 fiscal quarter end and contemporaneous with our merger transaction with Tyme Inc.  We may seek to raise the required capital by the issuance of equity or debt securities or by other means.  Since we have no such arrangements or plans currently in effect, our inability to raise funds for our post-Tyme merger transaction may have a severe negative impact on our ability to become a viable company.

Recent Developments

On March 11, 2015, we filed with the Securities and Exchange Commission (the “SEC”) a Current Report on Form 8-K (Date of Report: March 5, 2015) which provided certain information concerning the merger (the “Merger”) of a newly formed subsidiary with and into Tyme, a privately-held Delaware corporation, and the resulting change in control of our Company, along with other related matters, including, among other items, a change in our fiscal year  (the “Original Form 8-K”).  The Form 8-K was supplemented and amended by our filing with the SEC, effective April 16, 2015, a Form 8-K/A, Amendment No. 1 (“Amendment No. 1”).  We refer to the Original Form 8-K, as supplemented and amended by Amendment No. 1, in this Form 10-Q as the “Merger Form 8-K.”

In connection with the Merger and pursuant to a Split-Off Agreement, we transferred all of our pre-Merger assets and liabilities to one of our pre-Merger principal stockholders who was a founder and former executive officer of our Company, in exchange for the surrender by him and cancellation of 13,000,200 shares of our Common Stock (the “Split-Off Transaction”).

As a result of the Split-Off and Merger, we discontinued our pre-Merger business and acquired the business of Tyme, a research and development company focused on developing drug candidates for the treatment of cancer in humans. We intend to continue the existing business operations of Tyme as our wholly-owned subsidiary.  At the present time, we do not intend to operate any other business other than Tyme, although such operations may be conducted through one or more direct and/or indirect subsidiaries as we believe appropriate.

In connection with the consummation of the Merger, we changed our fiscal year from a fiscal year ending on November 30th of each calendar year, which is the fiscal year basis for the financial statements presented herewith, to one ending on December 31st of each calendar year, which is the historical fiscal year of Tyme.

The Merger resulted in Tyme becoming a wholly-owned subsidiary of our Company and the stockholders of the Tyme as of immediately prior to the effective time of the Merger, receiving, in the aggregate, Company common stock equal to approximately 79% of the total number of shares of Company common stock outstanding immediately following such issuance to such former Tyme stockholders (34,000 shares of Company common stock for every one share of Tyme common stock outstanding as of the closing of the Merger).

Contemporaneous with the closing of the Merger, among other matters, we completed a private placement of 2.716 million shares of Company common stock for gross proceeds of $6.79 million (of which, $4.29 million was tendered in cash and the remaining subscription price paid by the delivery of a three-month promissory note in the principal amount of $2.5 million (“PPO Note”)).  In addition, a convertible promissory note of Tyme (the “Bridge Note”), in the outstanding principal amount  of $2.31 million was converted into 2.31 million shares of Company common stock (the “Bridge Note Conversion Shares”).  Further, as a condition to the completion of the Merger certain shares of Company common stock were surrendered to the Company for cancellation.  The foregoing aggregate 79% ownership of our post-Merger Company by the former Tyme stockholders was calculated giving effect to the issuances of Company common stock in the Merger, our private placement, the conversion of the Bridge Note and the surrender and cancellation of shares of Company common stock.  The PPO Note is secured by the escrow of 5 million shares of Company common stock.  To the extent that the PPO Note is not paid at or prior to its maturity date of June 5, 2015, the escrowed shares will be forfeited to us for cancellation at the rate of one share for every $0.50 of PPO Note principal not paid to us.

Another condition to consummating the Merger was that we retain a firm (the “IR Firm”) to provide investor relations’ services to our Company and we allocated 250,000 shares (the “IR Firm Shares”) of Company common stock for issuance to such firm upon the consummation of the Merger.  The IR Firm Shares were issued effective the closing date of the Merger on March 5, 2015.  The appropriate accounting for the IR Firm Shares, which represents in substance a payment to a service provider, will be reflected as a charge to operations.

The investor in the PPO, along with the designee of the Bridge Note holder who received the Bridge Note Conversion Shares upon the automatic conversion of the Bridge Note which occurred simultaneous with the closing of the PPO, will have anti-dilution protection on the shares purchased in the PPO or Bridge Note Conversion Shares (as the case may be) such that, if within two years after the closing of the Merger, we shall issue additional shares of Company common stock or common stock equivalents, for a consideration per share less than $0.50 per share (the “Lower Price”), each such investor and holder will be entitled to receive from us, additional shares (“Lower Price Shares”) of Company common stock in an amount such that, when added to the number of shares initially purchased by such investor or received upon conversion of the Bridge Note, will equal the number of shares that such investor’s PPO subscription amount would have purchased or the Bridge Note holder would have received upon conversion of the Bridge Note at the Lower Price. We have determined that this anti-dilution protection is a freestanding financial instrument that will be carried as a liability at fair value.

In connection with the PPO, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchasers in the PPO, the holder of the Bridge Note and the IR Firm, pursuant to which we agreed that promptly, but no later than 90 calendar days following the maturity date of the PPO Note (such maturity date being 90 calendar days after the closing of the PPO), we will file a registration statement with the SEC (the “Registration Statement”) covering (a) all of the PPO Shares issued in the PPO, (b) the Bridge Note Conversion Shares issued upon conversion of the Bridge Note, (c) the Lower Price Shares, if any, (d) the IR Firm Shares and (e) any shares of the Company common stock issued or issuable with respect to the PPO Shares, Conversion Shares and Lower Price Shares upon any stock split, dividend or other distribution, recapitalization or similar event (collectively, the “PPO/Bridge Note Conversion Registrable Shares”). The Registration Statement will also cover 9% of the total number of shares issued to the Tyme former stockholders in connection with the Merger.  We are required to use commercially reasonable efforts to ensure that the Registration Statement is declared effective within 180 calendar days of filing with the SEC.  If we are late in filing the Registration Statement or if the Registration Statement is not declared effective within 180 days of its filing with the SEC, liquidated damages payable in cash by us to the holders of the PPO/Bridge Note Conversion Registrable Shares that have not been so registered will commence to accrue at a rate equal to $0.01 per Conversion Share and $0.025 per PPO Share for each full month that (i) we are late in filing the Registration Statement or (ii) the Registration Statement is late in being declared effective by the SEC; provided, however, that in no event shall the aggregate of any such per share liquidated damages exceed $0.08 per Conversion Share and $0.20 per PPO Share.

At the point of Merger and since inception, we were essentially a “public reporting shell” with no substantive business operations.  As such, we had negligible revenues and operating profits that require separate identification.

The transaction costs associated with the Merger relate to professional fees incurred in respect of legal, accounting and audit.  All such transaction costs, being associated with the final Merger and issuance of equity, will be expensed as incurred and total approximately $1 million.

For accounting purposes, the acquisition of Tyme by our Company was considered a reverse acquisition, an acquisition transaction where the acquired company, Tyme, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction.  The primary reason the transaction was treated as a purchase by Tyme rather than a purchase by our Company was because we were a public reporting shell company with limited operations and Tyme’s stockholders gained control of the voting power and majority of the outstanding shares of Company common stock.  Consequently, reverse acquisition accounting will be applied to the transaction.  No additional goodwill or intangible assets are anticipated to be recognized in conjunction with the completion of the Merger.

On March 5, 2015, effective as of the consummation of the Merger, we entered into employment agreements with each of Steve Hoffman, our newly-appointed Chief Executive Officer and Chief Science Officer and Michael Demurjian, our newly-appointed Chief Operating Officer.  Under these agreements, Messrs. Hoffman and Demurjian will each be entitled to an annual base salary of $450,000 and such performance bonuses as our board of directors may determine, from time to time, in its sole discretion.  The base salaries will be reviewed annually (commencing in 2016) by our board of directors; provided that the base salaries may not be decreased from their then current levels due to any board review.  The employment agreements each have a term of five years; provided, however, that commencing on the first anniversary of the effective date of the agreements and on each anniversary thereafter, the term shall automatically be extended by one year, such that, at any time during the term of the agreement, the remaining employment term shall never be less than four years and one day.  If the executive is terminated without “Cause” (as defined in the agreements) or for “Good Reason” (as defined in the agreements), the executive will be entitled to receive his base salary plus any accrued but unpaid performance bonus, with the base salary payable at the same intervals as the base salary would have been payable if the termination had not occurred.  If the employment is terminated for “Cause,” or in the case of the executive’s death or disability, the executive will only be entitled to his base salary through the termination date, plus any accrued and unpaid performance bonus as of the termination date.

On March 5, 2015, our then board of directors adopted and our then stockholders approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), which reserves a total of 10 million shares of the Company common stock for issuance under the 2015 Plan.  No more than an aggregate of 3,333,333 shares of Company common stock may be awarded during the twelve months following the 2015 Plan adoption.  The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of Company common stock on the date of the grant.  We have not granted any stock options or other awards under the 2015 Plan through April 17, 2015, other than the grants, effective as of March 31, 2015 and with respect to the our new fiscal quarter ended March 31, 2015, of 1,812 shares of Company common stock to each of the our three new independent directors pursuant to our newly enacted independent director compensation policy and a special advisor to our board.  The shares were valued at an amount equal to the closing price of Company common stock on the last trading day of the quarter ended March 31, 2015.

The Merger resulted in a change of control of our Company, as the pre-Merger stockholders of Tyme own approximately 79% of Company Common Stock as a result of the shares issued to them in the Merger and giving effect to the PPO, Split-Off Transaction and other related transactions.  In accordance with “reverse merger” accounting treatment, our historical financial statements as of and for periods ended prior to the Merger will be replaced with the historical financial statements of Tyme prior to the Merger in all future filings with the SEC.

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We have not yet generated any revenue and have incurred losses to date of $152,505.  In addition, our current liabilities exceed our current assets by $109,005.  To date we have funded our operations through advances from a stockholder and the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Results of Operations

Three Month Period Ended February 28, 2015 Compared to Three Month Period Ended February 28, 2014

Revenues and Other Income

During the three month periods ended February 28, 2015 and 2014, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $12,477 in the three-month period ended February 28, 2015, compared to $14,918 in the three-month period ended February 28, 2014, which consisted primarily of general and administrative expenses (including professional fees).

Net Losses

As a result of the foregoing, we incurred a net loss of $12,477 or $(0.00) per share, for the three months ended February 28, 2015, compared to a net loss of $14,918, or $(0.00) per share, in the three-month  period ended February 28, 2014.

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.

As of February 28, 2015, we had no cash, we had liabilities of $109,005, and our working capital deficit was $109,005.  We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

In the three month period ended February 28, 2015, a shareholder made loans to us in the amount of $14,502 to pay certain of our expenses.  However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

We believe that the net proceeds from the PPO, together with Tyme’s existing cash as of the date of the consummation of the Merger and related transactions, including the remaining funds from Tyme’s issuance and funding of the Bridge Note, will enable us to fund our planned operating expenses and capital expenditure requirements for a currently forecast period of approximately the next nine months.  This forecast period could vary and is subject to numerous factors, including actual research and development results and general and administrative costs and expenses differing from our current estimates of such future results and expenditures.  We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations or other sources, in order to carry out all of our planned research and development and potential commercialization activities.  There can be no assurance given that we will be able to secure such additional funding on terms advantageous to us, or at all.  Our ability to continue as a going concern is dependent on our ability to implement our business plan, raise capital and generate revenues.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

We are required under applicable regulations to maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management as appropriate to allow timely decisions regarding required disclosure.

As noted above and in the Merger Form 8-K, the Merger resulted in a complete change in our management and control of our Company effective March 5, 2015, a date subsequent to the end of the fiscal quarter to which this Annual Report on Form 10-Q relates.  In March 2015, our current senior management, consisting of Steve Hoffman, our Chief Executive Officer, President and, currently, Co-Chief Financial Officer (Principal Executive Officer and Co-Principal Financial Officer), and Michael Demurjian, our Chief Operating Officer, Executive Vice President, and, currently, Co-Chief Financial Officer (Co-Principal Financial Officer), reviewed the assessment performed by prior management in conjunction with our fiscal year ended November 30, 2014 which indicated material weaknesses in our financial controls and procedures over financial reporting as set forth in our Annual Report on Form 10-K for the year ended November 30, 2014.  We do not believe that there were any changes made to our financial controls and procedures subsequent to November 30, 2014 and through February 28, 2015 and, therefore, management concluded that such material weaknesses continued to exist through the quarter ended February 28, 2015 and continued to exist up through the consummation of the Merger.  However, in connection with the Merger, the pre-Merger Company represented and warranted to Tyme that our Company has complied with all federal and state securities laws and regulations.

As reported in the Merger 8-K, with respect to Tyme, Tyme carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Steve Hoffman, our (and Tyme’s) Chief Executive Officer, President and, currently, our Co-Chief Financial Officer (Principal Executive Officer and Co-Principal Financial Officer), and Michael Demurjian, our (and Tyme’s) Chief Operating Officer, Executive Vice President, and, currently, our Co-Chief Financial Officer (Co-Principal Financial Officer), of the effectiveness of the design and operation of Tyme’s disclosure controls and procedures as of December 31, 2014.  Based on the evaluation of these disclosure controls and procedures and, in light of the material weaknesses found in Tyme’s internal controls over financial reporting, Messrs. Hoffman and Demurjian concluded that Tyme’s disclosure controls and procedures were not effective.

Tyme’s management is responsible for establishing and maintaining adequate internal control over financial reporting and such will remain the case in their new positions with our Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and

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

As of December 31, 2014, Tyme’s management, consisting of Steve Hoffman, our (and Tyme’s) Chief Executive Officer, President and, currently, our Co-Chief Financial Officer (Principal Executive Officer and Co-Principal Financial Officer), and Michael Demurjian, our (and Tyme’s) Chief Operating Officer, Executive Vice President, and, currently, our Co-Chief Financial Officer (Co-Principal Financial Officer), assessed the effectiveness of Tyme’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, Tyme believes that, during Tyme’s fiscal year ended December 31, 2014, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of Tyme’s internal controls over financial reporting that adversely affected Tyme’s internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

•

lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

•	inadequate segregation of duties consistent with control objectives; and

•	ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by Messrs. Hoffman and Demurjian in connection with their review of Tyme’s financial statements as of December 31, 2014.  In addition, Tyme’s management noted further control and procedures deficiencies, including those relating to segregation of duties over cash disbursements and the prompt analysis of the financial impact of all transaction to which we are a party.

Tyme’s management believes that the material weaknesses set forth above did not have an effect on Tyme’s financial results.  However, Tyme’s management believes that the lack of a functioning audit committee and the until recently lack of independent directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.  Prior to the Merger, Tyme was a privately held company that was not required to have in place any specified financial controls and procedures, nor a requirement that Tyme’s management conduct periodic assessments of the financial controls and procedures then in place.  Subsequent to December 31, 2014, we changed management of our Company as a result of the Merger and expanded our Board of Directors with the addition of three independent directors.  Such independent directors now constitute a majority of our entire Board.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

•

Assuming we are able to secure additional working capital, we will create a position in order to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function.

•

We also plan to appoint one or more independent directors to an audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

We anticipate that these initiatives will be implemented in conjunction with the growth of our business.

Changes in Internal Control over Financial Reporting

As noted in “Management’s Remediation Initiatives” above, subsequent to December 31, 2014, our Board of Directors was expanded by the election of three independent directors and we intend for such independent directors to be appointed to a newly formed audit committee.  We anticipate that such audit committee will discuss with management, including our Chief Financial Officer, and independent registered public accounting firm, the status of our financial controls and procedures and determine what changes are necessary to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  We anticipate that a number of changes in our financial controls and procedures will be made in the next ensuing fiscal periods.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.  However, reference is made to the discussion contained in the section of Item 2.01 of Amendment No. 1 entitled “Risk Factors” for information concerning risks applicable to our Company following the effectiveness of the Merger.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously reported in the Merger Form 8-K, or our other previously filed periodic reports, we did not sell any unregistered securities during the three month period ended February 28, 2015, or subsequent period through the date of this Quarterly Report on Form 10-Q.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

In reviewing the agreements included or incorporated by reference as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide the reader with information regarding their terms and are not intended to provide any other factual or disclosure information about our Company or the other parties to the agreements.  The agreements may contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to readers of this Form 10-Q or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, such representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about our Company may be found elsewhere in this Form 10-Q and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description
2.1

Agreement and Plan of Merger and Reorganization, dated as of March 5, 2015, by and among Tyme Technologies, Tyme Acquisition Corp., Tyme, Inc. and other signatories thereto.  [Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

2.2

Agreement and Plan of Merger, dated September 12, 2014, between Global Group Enterprises Corp. and Tyme Technologies, Inc.  [Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Date of Report: September 12, 2014), filed with the SEC on September 19, 2014.]

3.1

Amended and Restated Certificate of Incorporation of Tyme Technologies, Inc. [Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Date of Report: September 12, 2014), filed with the SEC on September 19, 2014.]

3.2

Articles of Merger of Global Group Enterprises Corp. with and into Tyme Technologies, Inc., filed with the Secretary of State of the State of Florida on September 18, 2014.  [Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (Date of Report: September 12, 2014), filed with the SEC on September 19, 2014.]

3.3

Certificate of Merger of Global Group Enterprises Corp. with and into Tyme Technologies, Inc., filed with the Secretary of State of the State of Delaware on September 18, 2014.  [Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Date of Report: September 12, 2014), filed with the SEC on September 19, 2014.]

3.4

Certificate of Merger of Tyme Acquisition Corp. with and into Tyme Inc., filed with the Secretary of State of the State of Delaware on March 5, 2015.  [Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

3.5	By-Laws of Tyme Technologies, Inc. [Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (Date of Report: September 12, 2014), filed with the SEC on September 19, 2014.]
10.1

Split-Off Agreement, dated as of March 5, 2015, among Global Group Enterprises Corp., Tyme Technologies, Inc. and Andrew Keck.  [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.2

General Release Agreement, dated as of March 5, 2015, among Global Group Enterprises Corp., Tyme Technologies, Inc. and Andrew Keck.  [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.3

Lock-Up and No Shorting Agreement, dated as of March 5, 2015, between Tyme Technologies, Inc. and Steven Hoffman.  [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.4

Lock-Up and No Shorting Agreement, dated as of March 5, 2015, between Tyme Technologies, Inc. and Michael Demurjian.  [Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.5

Form of Subscription Agreement between Tyme Technologies, Inc. and GEM Global Yield Fund LLC SCS.  [Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.6

Subscription Note of GEM Global Yield Fund LLC SCS, dated March 5, 2015, in the amount of $2.5 million and payable to Tyme Technologies, Inc.  [Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.7

Subscription Note Shares Escrow Agreement, dated March 5, 2015, between GEM Global Yield Fund LLC SCS and Tyme Technologies, Inc. and CKR Law LLP (as Escrow Agent).  [Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.8†

2015 Equity Incentive Plan of Tyme Technologies, Inc.  [Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.9

Form of Registration Rights Agreement, dated as of March 5, 2015, among Tyme Technologies, Inc. and the other parties thereto.  [Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.10

Indemnification Shares Escrow Agreement, dated as of March 5, 2015, among Tyme Technologies, Inc., Steven Hoffman (as Indemnification Representative) and CKR Law LLP.  [Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.11

License Agreement, dated as of July 9, 2014, between Steven Hoffman and Tyme Inc.  [Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.12†

Employment Agreement, dated as of March 5, 2015, between Tyme Technologies, Inc. and Steven Hoffman.  [Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.13†

Employment Agreement, dated as of March 5, 2015, between Tyme Technologies, Inc. and Michael Demurjian.  [Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.14

Consulting Agreement, dated as of March 5, 2015, between Tyme Technologies, Inc. and Beryllium Advisory Consulting, Limited Liability Company.  [Incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.15

Adjustment Shares Escrow Agreement, dated as of March 5, 2015, among Tyme Technologies, Inc., the depositor parties thereto, CKR Law LLP (as Escrow Agent).  [Incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.16

10% Secured Convertible Promissory Note of Tyme Inc. in the principal amount of $1,100,000, issued on July 11, 2014.  [Incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.17

Amended and Restated 10% Secured Convertible Promissory Note of Tyme Inc. in the principal amount of $1,350,000 issued on November 24, 2014.  [Incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.18

Second Amended and Restated 10% Secured Convertible Promissory Note of Tyme Inc. in the principal amount of $2,310,000 issued on January 15, 2015.  [Incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.19

Letter Agreement, dated as of March 5, 2015, among Christopher Brown, Tyme Technologies, Inc. and Tyme Inc.  [Incorporated by reference to Exhibit 10.19 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Co-Principal Financial Officers.
32.1	Rule 1350 Certification of Chief Executive Officer.
32.2	Rule 1350 Certifications of Co-Chief Financial Officers.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 20, 2015

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
President
(Principal Executive and
Co-Principal Financial Officer)

By:	/s/ Michael Demurjian
Michael Demurjian
Executive Vice-President
(Co-Principal Financial Officer)