Form 10-Q
period 2015-03-31
TYME TECHNOLOGIES, INC.
filed 2015-05-20
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2015

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

As of May 19, 2015, there were 86,007,248 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTRODUCTORY COMMENT – USE OF TERMINOLOGY

Throughout this Current Report on Form 8-K, the terms “Company,” “we,” “us,” and “our” refers to Tyme Technologies, Inc. and, unless the context indicates otherwise, its direct and indirect subsidiaries, on a consolidated basis.

BACKGROUND TO THIS FORM 10-Q

On March 11, 2015, we filed with the Securities and Exchange Commission (the “SEC”) a Current Report on Form 8-K (Date of Report: March 5, 2015) (the “Original Form 8-K”) which provided certain information concerning the merger (the “Merger”) of a newly formed subsidiary with and into a privately-held Delaware corporation, Tyme Inc. (“Tyme”), and the resulting change in control of our Company, along with other related matters, including, among other items, a change in our fiscal year.  Prior to such merger, we were a “shell company,” as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the Merger, we have ceased to be a shell company.  The information contained in the Original Form 8-K, together with the information contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014 constituted the then current “Form 10 information” necessary to satisfy the conditions contained in Rule 144(i)(2) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  However, under applicable SEC rules and telephone interpretations, we were required to amend the Original Form 8-K to provide the audited financial statements of Tyme at and for Tyme’s fiscal year ended December 31, 2014, additional pro forma financial information and other information concerning our Company that would be required to be disclosed by Tyme in an Annual Report on Form 10-K, if Tyme had been subject to the Exchange Act Rules 13a-1 or 15a-1 with respect to Tyme’s fiscal year ended December 31, 2014.  We amended the Original Form 8-K by filing a Form 8-K/A, Amendment No. 1 (“Amendment No. 1”), with the SEC, with an effective filing date of April 16, 2015, to provide such audited financial statements, pro forma financial information and other information. We refer to the Original Form 8-K, as amended and supplemented by Amendment No. 1, as the “Merger Form 8-K.”

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

The Merger resulted in a change of control of our Company, as the pre-Merger stockholders of Tyme own approximately 79% of our Common Stock as a result of the shares issued to them in the Merger and giving effect to the PPO, Split-Off Transaction and other related transactions discussed elsewhere in the Merger Form 8-K. In accordance with “reverse merger” accounting treatment, our historical financial statements as of and for periods ended prior to the Merger will be replaced with the historical financial statements of Tyme prior to the Merger in all future filings with the SEC with respect to periods ending on or after the date on which the Merger was consummated, March 5, 2015. Also in connection with the Merger, we changed our fiscal year to correspond with the fiscal year of Tyme, one that ends on December 31st of each calendar year. (Our prior fiscal year ended on November 30th of each calendar year.) This Quarterly Report on Form 10-Q is the first periodic report we are filing utilizing our new fiscal year and, accordingly, is with respect to our quarter ended March 31, 2015 and contains our financial position and operational results of our Company, including, on a consolidated basis, those of Tyme, as well as the historical financial position and operational results of Tyme for its fiscal quarter ended March 31, 2014.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash	$3,326,380	$9,724
Prepaid assets	384,225	140,205
Total current assets	3,710,605	149,929

Property and equipment, net	16,096	17,170
Total assets	$3,726,701	$167,099

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and other current liabilities	$618,642	$1,290,415
Current maturities of senior secured bridge notes	—	1,350,000
Derivative liability of price protection feature	376,300	—
Due to officer	17,623	—
Total current liabilities	1,012,565	2,640,415
Total liabilities	1,012,565	2,640,415

Commitments

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 and -0- shares authorized at March 31, 2015 and December 31, 2014, respectively, -0- shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 86,007,248 issued and outstanding at March 31, 2015, and 71,400,000 issued and 68,000,000 outstanding at December 31, 2014	8,601	6,800
Additional paid in capital	14,979,545	2,048,222
Subscription receivable	(2,500,000)	—
Accumulated deficit	(9,774,010)	(4,172,572)
Stockholders’ equity (deficit)	2,714,136	(2,117,550)

Due from stockholders/members	—	(355,766)
Total stockholders’ equity (deficit)	2,714,136	(2,473,316)
Total liabilities and stockholders’ equity (deficit)	$3,726,701	$167,099

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues	$—	$—

Operating expenses:
Research and development	514,317	102,663
General and administrative	1,583,820	25,198
Total operating expenses	2,098,137	127,861
Loss from operations	(2,098,137)	(127,861)

Interest expense	3,503,301	6,833

Net loss	(5,601,438)	(134,694)
Loss attributable to noncontrolling interests	—	(10,245)
Loss attributable to controlling interests	$(5,601,438)	$(124,449)

Basic and diluted (loss) per common share	$(0.08)	$—
Basic and diluted weighted average shares outstanding	73,400,081	68,000,000

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2015

(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Due from Stockholders/	Total Stockholders’ Equity
	Shares	Amount	capital	receivable	deficit	Members	(Deficit)

Balance, January 1, 2015	68,000,000	$6,800	$2,048,222	$—	$(4,172,572)	$(355,766)	$(2,473,316)
Repayment of stockholder loans	—	—	—	—	—	355,766	355,766
Outstanding common shares of Tyme Tech prior to merger	12,724,000	1,272	(1,272)	—	—	—	—
Issuance of common stock for services	250,000	25	624,975	—	—	—	625,000
Issuance of common stock in private placement offering for cash, net of associated expense	1,716,000	172	4,264,778	—	—	—	4,264,950
Issuance of common stock in private placement offering in exchange for subscription receivable	1,000,000	100	2,499,900	(2,500,000)	—	—	—
Issuance of common stock upon conversion of the Bridge Note and accrued interest	2,310,000	231	2,404,243	—	—	—	2,404,474
Incremental value of the modification to the Bridge Note conversion rate as an inducement to convert	—	—	3,465,000	—	—	—	3,465,000
Stock based compensation	7,248	1	49,999	—	—	—	50,000
Fair value of price protection feature associated with shares issued under the PPO and Bridge Note conversion	—	—	(376,300)	—	—	—	(376,300)
Net loss	—	—	—	—	(5,601,438)	—	(5,601,438)

Balance, March 31, 2015	86,007,248	$8,601	$14,979,545	$(2,500,000)	$(9,774,010)	$—	$2,714,136

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(5,601,438)	$(134,694)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,074	1,213
Non-cash officer compensation	342,250	—
Issuance of common stock for services	625,000	—
Stock-based compensation	50,000	—
Issuance of common stock for services	3,465,000	—
Changes in operating assets and liabilities:
Prepaid assets	(244,020)	—
Accounts payable and other current liabilities	(577,299)	13,567
Net cash used in operating activities	(1,939,433)	(119,914)

Cash flows from investing activities:
Purchases of property and equipment	—	(2,710)
Net cash used in investing activities	—	(2,710)

Cash flows from financing activities:
Capital contributions - noncontrolling interest	—	35,000
Changes in due from stockholders/members	13,516	(160,000)
Change in due to officer	17,623	—
Proceeds from bridge note	960,000	—
Proceeds from private placement offering	4,264,950	—
Proceeds from issuance of convertible notes	—	200,000
Net cash provided by financing activities	5,256,089	75,000

Net increase (decrease) in cash	3,316,656	(47,624)

Cash - beginning of period	9,724	92,620
Cash - end of period	$3,326,380	$44,996

Supplemental Cash Flow Information:
Cash paid for interest and income taxes are as follows:
Interest	$—	$—
Income taxes	$7,725	$—

Noncash investing and financing activities:
Settlement of due from stockholders/members by withholding compensation due such stockholders/members	$342,250	$—
Conversion of the Bridge Note and all accrued interest into shares of common stock	$2,319,243	$—
Issuance of subscription receivable for shares issued in conjunction with private placement offering	$2,500,000	$—
Derivative liability associated with the price protection feature of shares of common stock issued in PPO and Bridge Note conversion	$376,300	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

Note 1.  Nature of Business and Basis of Presentation.

The accompanying consolidated financial statements include the results of operations of Tyme Technologies, Inc. (“Tyme Tech”) and its wholly owned subsidiaries Tyme Inc. (“Tyme”) and Luminant Biosciences, LLC (“Luminant”)  (collectively,  the “Company”).

Tyme Tech was incorporated in the State of Florida on November 22, 2011, to engage in the business of producing, marketing and selling an ultra-premium vodka product to retailers. Management determined to cease the ultra-premium vodka business and attempt to acquire other assets or business operations that would maximize shareholder value. On March 5, 2015, Tyme Tech consummated a reverse triangular merger with Tyme (the “Merger”).  (See Reverse Triangular Merger below.)

The Merger resulted in the Tyme becoming a wholly-owned subsidiary of Tyme Tech.  Tyme is a clinical-stage biopharmaceutical company focused on the development and commercialization of highly targeted cancer therapeutics with a broad range of oncology indications.  Tyme was incorporated in Delaware in 2013 and its operations to date have been directed primarily toward developing business strategies, research and development activities and preparing for clinical trials for its product candidates.  Tyme, and now the Company, has focused its research and development efforts on a proprietary platform technology for which it retains global intellectual property (IP) and commercial rights.  The Company is currently formulating its regulatory and drug development program for its lead drug candidate, SM-88, and working towards the initiation of its first phase II clinical trial.

Reverse Triangular Merger

On March 5, 2015, Tyme Tech consummated a reverse triangular merger whereby its newly formed subsidiary merged with and into Tyme.  The Merger resulted in Tyme becoming a wholly-owned subsidiary of Tyme Tech and the stockholders of Tyme as of immediately prior to the effective time of the Merger, receiving, in the aggregate, common stock of the Company equal to approximately 79% of the total number of shares of Company common stock outstanding immediately following such issuance to such former Tyme stockholders (34,000 shares of common stock for every one share of Tyme common stock outstanding as of the closing of the Merger). Contemporaneous with the closing of the Merger, among other matters, the Company completed a private placement of 2,716,000 shares of common stock for gross proceeds of $6,790,000 (of which, $4,290,000 was tendered in cash and the remaining subscription price paid by the delivery of a three-month promissory note in the principal amount of $2,500,000 (“PPO Note”)).  In addition, a Tyme Bridge Note in the principal amount of $2,310,000 was converted into 2,310,000 shares of Company common stock.  The foregoing aggregate 79% ownership of the Company post-Merger by the former Tyme stockholders was calculated giving effect to the issuances of common stock in the private placement and the conversion of the Bridge Note. The PPO Note is secured by the escrow of 5,000,000 shares of Company common stock. To the extent that the PPO Note is not paid at or prior to its maturity date of June 5, 2015, the escrowed shares will be forfeited for cancellation at the rate of one share for every $0.50 of PPO Note principal not paid.

At the point of Merger and since inception, Tyme Tech was essentially a “public reporting shell” with no substantive business operations. As such, Tyme Tech had no revenues and operating profits that require separate identification.

The Merger established a public forum for the Company. Subject to executing on the Company’s goals, management envisages that the public forum may help the Company secure necessary future funding in the public markets as the Company further develops its principal business as a clinical-stage biopharmaceutical enterprise focused on the development and commercialization of highly targeted cancer therapeutics for humans with a broad range of oncology indications.

The transaction costs associated with the Merger relate to professional fees incurred in respect of legal, accounting and audit. All such transaction costs, being associated with the final Merger and issuance of equity have been expensed as incurred and total approximately $1,000,000 and are included in general and administrative expenses.

For accounting purposes the acquisition of Tyme by Tyme Tech was considered a reverse acquisition, an acquisition transaction where the acquired company, Tyme, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction was treated as a purchase by Tyme rather than a purchase by Tyme Tech was because Tyme Tech was a public reporting shell company with limited operations and Tyme’s stockholders gained control of the voting power and majority of the outstanding shares of common stock. Consequently, reverse acquisition accounting will be applied to the transaction.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

(Continued)

In conjunction with the reverse acquisition, Tyme Tech changed its fiscal year-end from November 30 to December 31, the historical fiscal year-end of Tyme.  Assets, liabilities and equity of the Company continue to be that of the operating company, Tyme.  No additional goodwill or intangible assets were recognized in conjunction with the completion of the Merger.  The capital structure, including the number and type of shares issued, appearing in the consolidated balance sheets for the periods reflects that of the legal parent, Tyme Tech, including the shares issued to affect the reverse acquisition after the Merger and the capital structure of Tyme modified by the 34,000-for-1 exchange ratio in the Merger for the period prior to the consummation of the Merger.

The accompany unaudited condensed consolidated financial statements of the Company at March 31, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with Tyme’s financial statements and notes thereto included in the Company’s Form 8-K/A (Amendment No. 1) filed with the SEC on April 16, 2015 (the “Merger Form 8-K”).  In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included.  The results of operations for the periods ended March 31, 2015 and 2014 presented are not necessarily indicative of the results to be expected for a full year.  The December 31, 2014 balance sheet has been derived from the audited financial statements of Tyme included in the Merger Form 8-K.

Going Concern

The Company has incurred losses and negative cash flows from operations since inception (July 26, 2013) and has an accumulated deficit of approximately $9,800,000 as of March 31, 2015 and $4,200,000 as of December 31, 2014. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its products currently in development. The Company’s primary sources of liquidity to date has been the issuance of common stock, convertible promissory notes and contributed capital by its founders.  Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management is evaluating different strategies to obtain the required additional funding of future operations. These strategies may include, but are not limited to: additional funding from current or new investors, borrowings of debt and/or a public offering of the Company’s equity or debt securities. There can be no assurance that any of these future-funding efforts will be successful.

The Company is subject to those risks associated with any specialty pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants.

Note 2.  Summary of Significant Accounting Policies.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Tyme Tech and its subsidiaries Tyme and Luminant.  All significant intercompany transactions and balances have been eliminated in consolidation.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

(Continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimation include the stated value of the Company underlying the conversion feature of the senior secured bridge notes, the derivative value associated with the price protection feature of shares of common stock issued in connection with the PPO and Bridge Note conversion and stock-based compensation.  Actual results could differ from such estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts payable and other current liabilities approximates fair value given their short-term nature. The carrying amount of the senior secured bridge notes payable approximated fair value because the interest rates on these instruments were reflective of rates that the Company could obtain on unaffiliated third party debt with similar terms and conditions. The derivative liability approximates its fair value based on management’s best estimate.  (See Note 7. Derivative Liability.)

Prepaid and Other Current Assets

Prepaid assets represents expenditures made in advance of when the economic benefit of the cost will be realized, and which will be expensed in future periods with the passage of time or when a triggering event occurs.

Property and Equipment, Net

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. The Company estimates a life of five to seven years for equipment and furniture and fixtures. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operating expenses. Repairs and maintenance costs are expensed as incurred.

Intangible Assets

The Company’s intangible assets consist of patents and patent applications contributed by Tyme’s founders. The value of these patents is immaterial to these consolidated financial statements.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include fixed assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended March 31, 2015 and year ended December 31, 2014, the Company determined that there was no impairment of its long-lived assets.

Research and Development

Research and development costs are expensed as incurred and are primarily comprised of, but not limited to, external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and consultants that conduct clinical and preclinical studies, costs associated with preclinical and development activities, costs associated with regulatory operations, depreciation expense for assets used in research and development activities and employee related expenses, including salaries and benefits for research and development personnel. Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued expense, which are reported in prepaid assets or accounts payable and other current liabilities.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

(Continued)

Income Taxes

The Company operates as a C-Corporation and includes in its income/(loss) its share of the income/(loss) of its subsidiaries from the date of acquisition.  Deferred tax assets or liabilities are recorded for temporary differences between financial reporting and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse.

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company has provided a full valuation allowance on its deferred tax assets that consists of cumulative net operating losses of approximately $8,900,000 for the period from inception (July 26, 2013) to March 31, 2015. Due to its cumulative loss position, history of operating losses and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

The utilization of net operating losses for Federal income tax purposes sustained by the Company could be substantially limited annually if there were an “ownership change” (as defined by Section 382 of the Internal Revenue Code of 1986, as amended). If it were determined that there is a change in ownership, or if the Company undergoes a change of ownership in the future, the utilization of the Company’s net operating loss carry-forward may be materially limited. This could result in a reduction in equal amounts to the deferred tax assets and the related valuation reserves.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. Tax positions with respect to tax at the Company level deemed not to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Company has concluded that no provision for uncertain tax positions is required in the Company’s consolidated financial statements.

The Company had no unrecognized tax benefits at March 31, 2015 and December 31, 2014. The tax years, which currently remain subject to examination by major tax jurisdictions as of March 31, 2015, are the years ended 2011 through 2014. In addition, the Company had no income tax related penalties or interest for periods presented in these consolidated financial statements.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views their operations and manages their business in one segment.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash. Cash is deposited with major banks and, at times, such balances with any one financial institution may be in excess of FDIC insurance limits. The Company exceeded the FDIC limit of $250,000 by approximately $3,100,000 at March 31, 2015.  Although the Company has exceeded the federally insured limit, it has not incurred losses related to these deposits.  Management monitors the Company’s accounts with these institutions to minimize collection risk.

Derivative Liabilities

Accounting standards require presentation of derivative liabilities at fair value.  The Company’s price protection feature in the shares of Company common stock issued in the PPO and Bridge Note conversion are measured at fair value using widely accepted fair value methodologies.  Derivative liabilities are adjusted to reflect fair value at the end of each reporting period, with any change in the fair value being recorded in results of operations as other income or expense.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

(Continued)

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earning per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period.  At March 31, 2015 and 2014, the Company had no potential dilutive common shares, and any equivalents would have been anti-dilutive as the Company had losses for the periods then ended.

Stock-based Compensation

The Company follows the authoritative guidance for accounting for stock-based compensation in ASC 718, “Compensation-Stock Compensation.”  The guidance requires that new stock-based payment transactions be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense in the period in which they become vested.  (See Note 12. Equity Incentive Plan.)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board released Accounting Standards Update No. 2014-10, which amended Topic 915 of the Accounting Standards Codification, Development Stage Entities, to eliminate the requirements to present inception-to-date information for the consolidated statement of operations, cash flows and stockholders’ equity, along with certain other disclosures, which were historically required for development stage entities. This guidance is effective for annual reporting periods beginning after December 15, 2014 (for both public and nonpublic entities) and interim reporting periods beginning after December 15, 2014 for public entities and interim reporting periods beginning after December 15, 2015 for other entities.  In conjunction with its fiscal year ended December 31, 2013, the Company evaluated this amended guidance and elected to early adopt the amended guidance. The early adoption had no impact on the consolidated financial condition, results of operations or cash flows of the Company.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements upon adoption.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations and simplifies the current US GAAP requirements by reducing the number of consolidation models. The guidance is effective for fiscal years and interim reporting periods beginning on or after December 15, 2015. The Company does not expect this standard to have a material impact on its statements of operations, statements of cash flows or financial position.

Note 3.  Property and Equipment, Net.

Property and equipment, net consisted of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)

Furniture and fixtures	$21,463	$21,463
Less: accumulated depreciation	5,367	4,293
	$16,096	$17,170

Depreciation expense was $1,074 and $1,213 for the three months ended March 31, 2015 and 2014, respectively.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

(Continued)

Note 4.  Intangible Assets.

On July 3, 2014, a stockholder conveyed personal ownership of certain patents and patent applications relating to the field of cancer treatment to the Company, which were filed and disclosed in the US Patent Office. Contemporaneously, the Company entered into a License Agreement with this stockholder pursuant to which the stockholder retained the right to certain assigned patents and patent applications to use and commercialize the patents in all other fields other than the treatment of cancer. Pursuant to the License Agreement, the Company has granted the stockholder an exclusive, worldwide, royalty-free license to develop, make, have made, use, sell, offer to sell, import, export and distribute products or services in fields other than the treatment of cancer. This license includes the right to sublicense to any third party so long as such sublicense is consistent with the terms of the License Agreement and contains terms reasonably sufficient for the third party to satisfy its obligations thereunder.

Note 5.  Accounts Payable and Other Current Liabilities.

Accounts payable and other current liabilities consisted of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)

Interest	$—	$56,174
Legal	332,692	844,602
Consulting	87,085	43,314
Accounting and auditing	125,412	272,913
Research and development	58,750	58,750
Other	14,703	14,662
	$618,642	$1,290,415

Note 6.  Debt.

Convertible Notes Payable

On August 2, 2013, the Company entered into a Convertible Promissory Note Agreement (the” Convertible Note Agreement”) to be funded in a series of loans up to a maximum principal amount of $997,000 (“Convertible Notes”). As of December 31, 2013, the Company had received $997,000 in proceeds under the Convertible Notes. The Convertible Notes accrued interest at a rate of 2.5% per year.  Principal repayments were to commence on April 30, 2014 equal to 1/24th of the then outstanding balance, with the entire principal amount due and payable on April 30, 2016. The lender opted not to collect principal payments, which were to commence on April 30, 2014, in anticipation of converting the convertible note.

The Convertible Note Agreement provided that if, prior to April 30, 2014, the Company entered into any financing transaction with the lender or an affiliate thereof, upon the closing of such transaction, the outstanding principal balance of the Convertible Notes would automatically convert on a dollar-for-dollar basis into the securities being issued and sold at a conversion price equal to the purchase price per share implied by a pre-investment valuation of the Company equal to $20,000,000 (“Conversion Price”).  The Convertible Note Agreement further provided that if the Company entered into an agreement with a third party, other than the lender or affiliate thereof, into any debt or equity financing, exclusive license of any portion of the IP Rights, a sale of substantially all of the assets of the Company, or subsidiary thereof, or any transaction or series of transactions resulting in the current stockholders holding less than a majority of the voting interests, then, at the lender’s option, effective immediately prior to closing of the third party transaction, the outstanding principal balance of the Convertible Notes would have been converted on a dollar-for-dollar basis into shares of Company common stock. The Convertible Note Agreement provided that in the case of conversion of principal under either scenario, the Company would have no further obligations or liabilities under the Convertible Notes.

In January 2014, the lender increased the aggregate principal amount of the Convertible Notes from $997,000 to $1,126,000 and advanced funds to the Company to that effect, such that the total amount funded to the Company was equal to the increased principal amount of the Convertible Notes.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

(Continued)

On August 28, 2014, the lender converted the Convertible Notes in the aggregate principal amount of $1,126,000 plus accrued interest of $26,242, into 3,624,400 shares of the Company common stock. Simultaneous with the issuance of the 3,624,400 shares to the lender, the two principal stockholders of the Company, as capital contributions, surrendered to the Company for cancellation an aggregate of 3,624,400 shares of Company common stock. The net effect of such issuance and cancellations resulted in no change in the total number of shares of Company common stock issued (71,400,000) and outstanding (68,000,000) at such time.

For the three months ended March 31, 2015 and 2014, the Company recorded interest expense on the Convertible Note amounting to $-0- and $6,833, respectively.

On July 11, 2014, the Company received $1,100,000 in proceeds from the issuance of a convertible promissory note (the “Bridge Note”) from an affiliate of GEM Global Yield Fund, LLC SCS (“GEM”). The Bridge Note bears interest at a rate of 10% per year, maturing fifteen months from the date of issue and was secured by all assets of the Company. The Bridge Note was mandatorily convertible into Company common stock upon the closing of the PPO. The Company issued in the name of the purchaser of the Bridge Note but placed into escrow 3,400,000 shares of Company Common Stock.  These shares were not deemed outstanding, but would either be delivered to the Bridge Note purchaser or returned to the Company for cancellation pursuant to the terms of a Termination Shares Escrow Agreement, dated as of July 11, 2014, among the Company, the purchaser of the Bridge Note and the escrow agent.

On November 24, 2014, the purchaser of the Bridge Note loaned the Company an additional $250,000. In connection with the funding of such loan, the Bridge Note was amended and restated to reflect a principal amount of $1,350,000.

On January 15, 2015, the purchaser of the Bridge Note loaned the Company a further $960,000.  In connection with the funding of such further loan, the Bridge Note was amended and restated to reflect a principal amount of $2,310,000. On March 5, 2015, the Bridge Note was further amended and restated to the effect that the mandatory conversion feature was amended to a set fixed conversion amount such that, upon mandatory conversion, the Bridge Note purchaser would receive one share of Company common stock for each $1.00 of principal of the Bridge Note outstanding as of the date of the mandatory conversion. The Company evaluated the modification to the conversion rate as an inducement to convert the Bridge Note and concluded that it provided the purchaser of the Bridge Note an incremental value of $3,465,000, which is included as interest expense on the consolidated statement of operations for the period ended March 31, 2015.

The Company recorded interest expense of $38,301 and $-0- during the three months ended March 31, 2015 and 2014, respectively, on the Bridge Note. The outstanding principal and accrued interest balance at March 31, 2015 and December 31, 2014 was $-0- and $1,406,174, respectively.

Note 7.  Derivative Liability.

The investor in the PPO, along with the designee of the Bridge Note holder who received the Bridge Note Conversion Shares upon the automatic conversion of the Bridge Note, which occurred simultaneous with the closing of the PPO, have anti-dilution protection on the shares purchased in the PPO or Bridge Note Conversion Shares (as the case may be) such that, if within two years after the closing of the Merger, the Company shall issue additional shares of Company common stock or common stock equivalents, for a consideration per share less than $0.50 per share (the “Lower Price”), each such investor and holder will be entitled to receive from the Company additional shares (“Lower Price Shares”) of Company common stock in an amount such that, when added to the number of shares initially purchased by such investor or received upon conversion of the Bridge Note, will equal the number of shares that such investor’s PPO subscription amount would have purchased or the Bridge Note holder would have received upon conversion of the Bridge Note at the Lower Price.  GEM was the investor in the PPO.

The Company has determined that this anti-dilution protection is a freestanding financial instrument that will be carried as a liability at fair value.  Management has measured this derivative at fair value and recognized the derivative value as a current liability and recorded the derivative value on the consolidated balance sheet.  The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity.  These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3.  Changes in the fair values of the derivative are recognized in earnings in the current period.  During the three months ended March 31, 2015, the Company recorded a derivative liability of $376,300 related to the anti-dilution protection.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

(Continued)

Note 8.  Income Taxes.

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets as of March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015	December 31, 2014
(Unaudited)

Net deferred tax assets	$2,185,000	$1,331,000
Tax loss carry-forwards	—	—
Other assets	—	—
Research and development credits	—	—
Other liabilities	—	—
Valuation allowance	(2,185,000)	(1,331,000)
Total net deferred income taxes	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates for the periods ended March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
	(Unaudited)

U.S. federal tax rate	35%	35%
State tax rate	5%	5%
Non-deductible expenses	(16)%	—%
Valuation allowance	(24)%	(40)%
Total net deferred income taxes	$—%	$—%

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period.  Due to the Company’s history of operating losses, the deferred tax assets arising from the aforementioned future tax benefits are currently not likely to be realized and, accordingly, are offset by a full valuation allowance. The income tax provision varies from the expected provision determined by applying the federal statutory income tax rate to income (loss).

As of March 31, 2015 and December 31, 2014, the Company has net operating loss carry-forwards of approximately $5,500,000 and $3,300,000, respectively, available to offset federal and state income tax, which expire through 2034. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The effect of an ownership change could be an imposition of an annual limitation on the use of net operating loss carry-forwards attributable to periods before the change.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

(Continued)

Note 9.  Stockholders’ Equity.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, with a par value of $0.0001.  Shares of Company preferred stock may be issued from time to time in one or more series and/or classes, each of which will have such distinctive designation or title as shall be determined by the Company’s board of directors prior to the issuance of any shares of such series or class.  The Company preferred stock will have such voting powers, full or limited or no voting powers and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such series or class of Company preferred stock as may be adopted from time to time by the Company’s board of directors prior to the issuance of any shares thereof. No shares of Company preferred stock are currently issued or outstanding and the Company’s board of directors has not designated any class or series of Company preferred stock for use in the future.

Common Stock

Authorized, Issued and Outstanding

The Company is authorized to issue 300,000,000 shares of common stock, with a par value of $0.0001, of which 86,007,248 were issued and outstanding at March 31, 2015 and 71,400,000 shares were issued and 68,000,000 shares outstanding at December 31, 2014.  The remaining 3,400,000 shares issued were held in escrow at December 31, 2014. (See Note 6. Debt.)  As a result of the recapitalization, stockholders’ equity (deficit) has been presented to reflect this recapitalization as of the earliest period presented in these consolidated financial statements.

Voting

Each holder of Company common stock is entitled to one vote for each share thereof held by such holder at all meetings of stockholders (and written action in lieu of meetings). The number of authorized shares of Company common stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of majority of the combined number of issued and outstanding shares of the Company.

Dividends

Dividends may be declared and paid on the Company common stock from funds lawfully available therefore, as and when determined by the board of directors.

Liquidation

In the event of the liquidation, dissolution, or winding-up of the Company, holders of Company common stock will be entitled to receive all assets of the Company available for distribution to its stockholders.

Subscription Receivable

Contemporaneous with the closing of the Merger, the Company completed a private placement of 2,716,000 shares of Company common stock for gross proceeds of $6,765,000 of which $4,265,000 was collected.  The remaining subscription price was paid by the delivery of a three-month promissory note in the principal amount of $2,500,000. (See Note 1. Nature of Business and Basis of Presentation - Reverse Triangular Merger.)

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

(Continued)

Registration Rights Agreement

In connection with the PPO, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchasers in the PPO, the holder of the Bridge Note and the IR Firm, pursuant to which the Company agreed that promptly, but no later than 90 days following the maturity date of the PPO Note (such maturity date being 90 calendar days after the closing of the PPO), the Company will file a registration statement with the SEC (the “Registration Statement”) covering (a) all of the PPO Shares issued in the PPO, (b) the Bridge Note Conversion Shares issued upon conversion of the Bridge Note, (c) the Lower Price Shares, if any, (d) the IR Firm Shares and (e) any shares of the Company common stock issued or issuable with respect to the PPO Shares, Conversion Shares and Lower Price Shares upon any stock split, dividend or other distribution, recapitalization or similar event (collectively, the “PPO/Bridge Note Conversion Registrable Shares”). The Registration Statement will also cover 9% of the total number of shares issued to the former stockholders of Tyme in connection with the Merger. The Company is required to use commercially reasonable efforts to ensure that the Registration Statement is declared effective within 180 calendar days of filing with the SEC. If the Company is late in filing the Registration Statement or if the Registration Statement is not declared effective within 180 days of its filing with the SEC, liquidated damages payable in cash by the post-Merger Parent to the holders of the PPO/Bridge Note Conversion Registrable Shares that have not been so registered will commence to accrue at a rate equal to $0.01 per Conversion Share and $0.025 per PPO Share for each full month that (i) the Company is late in filing the Registration Statement or (ii) the Registration Statement is late in being declared effective by the SEC; provided, however, that in no event shall the aggregate of any such per share liquidated damages exceed $0.08 per Conversion Share and $0.20 per PPO Share.

Note 10.  Commitments.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development and clinical research activities. Substantially all of these arrangements are on an as needed basis.

A condition to consummating the Merger was that the Company retain a firm (the “IR Firm”) to provide investor relations’ services to the Company and issue to the IR Firm 250,000 shares (the “IR Firm Shares”) of the Company common stock.  The appropriate accounting for the IR Firm Shares, which represents in substance a payment to a service provider, has been reflected as a charge to operations in the amount of $625,000.

Employment Agreements

On March 5, 2015, effective as of the consummation of the Merger, the Company entered into employment agreements with its Chief Executive Officer and Chief Operating Officer. Under these agreements, each of such two executive officers will be entitled to an annual base salary of $450,000 and such performance bonuses as the Company’s board of directors may determine, from time to time, in its sole discretion. The base salaries will be reviewed annually (commencing in 2016) by the Company’s board of directors; provided that the base salaries may not be decreased from their then current levels due to any board review. The employment agreements each have a term of five years; provided, however, that, commencing on the first anniversary of the effective date of the agreements and on each anniversary thereafter, the term shall automatically be extended by one year, such that, at any time during the term of the agreement, the remaining employment term shall never be less than four years and one day. If the executive is terminated without “Cause” (as defined in the agreements) or for “Good Reason” (as defined in the agreements), the executive will be entitled to receive his base salary plus any accrued but unpaid performance bonus, with the base salary payable at the same intervals as the base salary would have been payable if the termination had not occurred. If the employment is terminated for “Cause,” or in the case of the executive’s death or disability, the executive will only be entitled to his base salary through the termination date, plus any accrued and unpaid performance bonus as of the termination date.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

(Continued)

Note 11.  Related Party Transactions.

Due from Stockholders/Members

Tyme and Luminant obtained from and granted cash advances to certain of their stockholders/members. These net advances were non-interest bearing and had no terms for repayment. At December 31, 2014, amounts due to the Company totaled $355,766 and were reflected as a reduction of stockholders equity.

Effective as of the consummation of and in anticipation of the Merger, the non-interest bearing advances made to such stockholders/members was settled by the bonus compensation payments of $342,250 payable to such stockholders being retained by the Company in lieu of payment.  The balance of $13,516 was settled during March 2015 by personal reimbursement made by the stockholders to the Company.

Due to Officer

Included in due to officer are amounts incurred by the Company which were paid personally by an officer of the Company of $17,623 and $-0- as of March 31, 2015 and December 31, 2014, respectively.

Note 12.  Equity Incentive Plan.

On March 5, 2015, the Company’s Board of Directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”).  A reserve of 10,000,000 shares of common stock has been established for issuance under the 2015 Plan.  No more than an aggregate of 3,333,333 shares of common stock may be awarded during the twelve months following the 2015 Plan adoption. The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of common stock on the date of the grant.

The Company has not granted any stock options or other awards under the 2015 Plan other than the grants, effective as of March 31, 2015, to each of the Company’s three independent directors pursuant to the Company’s newly enacted independent director compensation policy and to a special advisor to the Company’s board of directors. Under such independent director compensation policy, each of those directors meeting the NASDAQ stock market definition of independent director are entitled to receive annual compensation in the amount of $100,000, one-half to be paid in cash on a quarterly basis, in arrears, and the remaining one-half of the compensation to be paid in the form of Company common stock on a quarterly basis, in arrears, with the shares valued at the closing sale price of the Company common stock on the last trading day of the applicable quarterly period.  The special advisor is being compensated in the same manner as the independent directors.  Accordingly, as compensation payable with respect to the quarter ended March 31, 2015, the Company issued to its three independent directors and special advisor an aggregate of 7,248 shares of Company common stock.  These shares were each valued at $6.90, which was the closing price of the Company common stock on the last trading day of the quarter ended March 31, 2015.

Note 13.  Subsequent Events.

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of consolidated financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its interim financial statements as of March 31, 2015 and for the quarter then ended, the Company evaluated subsequent events through the date of the issuance of the consolidated financial statements.  Based on this evaluation, the Company has determined that the following subsequent events have occurred which require disclosure in or adjustment to the financial statements:

•

Effective May 15, 2015, the Company appointed a new Chief Financial Officer.  The new officer has entered into an employment agreement with the Company that requires the officer to expend one-third of his working time to the Company for which he will be compensated at the rate of $80,000 per annum.  The new officer was also granted a five-year option to purchase 150,000 shares of Company common stock at $7.75 per share.  The option will vest with respect to 75,000 shares on November 15, 2015 and the remaining 75,000 shares will vest on May 15, 2016.  Vesting is dependent upon the new officer being in the Company’s employment on the applicable vesting date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our” are to Tyme Technologies, Inc. and, unless otherwise indicated our subsidiaries on a consolidated basis.

General Overview

We were originally formed in Florida on November 22, 2011, to produce market and sell ultra-premium vodka product to retailers. We were not successful in our efforts and we turned our efforts towards seeking, investigating and, if such investigation warranted, engaging in a business combination with a private entity whose business presents an opportunity for our stockholders.

Effective as of September 18, 2014, we (then constituting a Florida corporation with the name Global Group Enterprises Corp.) reincorporated in the State of Delaware by merging into our wholly-owned Delaware subsidiary, Tyme Technologies, Inc., which was formed on August 22, 2014 specifically for this purpose (the “Reincorporation”). Tyme Technologies, Inc. was the surviving corporation in of such merger.  As a result of the Reincorporation, among other things, (i) we changed our name to Tyme Technologies, Inc., (ii) we changed our jurisdiction of incorporation from Florida to Delaware, (iii) we increased our authorized capital stock from 250,000,000 shares of common stock, $0.0001 par value per share, to 300,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share, (iv) each share of Global Group Enterprises Corp.’s common stock outstanding at the time of the Reincorporation was automatically converted into 4.3334 shares of Tyme Technologies, Inc.’s common stock, with the result that the 12,000,000 shares of common stock outstanding immediately prior to the Reincorporation were converted into 52,000,800 shares of common stock outstanding immediately thereafter. All share and per share numbers in this Quarterly Report on Form 10-Q relating to our common stock prior to the Reincorporation have been adjusted to give effect to this conversion, unless otherwise stated. Subsequent to the reincorporation, Global Group Enterprises Corp. ceased to exist.

As discussed in the notes to the unaudited financial statements included in this Quarterly Report on Form 10-Q and in “Recent Developments” below, on March 5, 2015 we entered into a “reverse triangular merger” and related transactions with Tyme Inc., a Delaware corporation, and other parties that resulted in, among other matters, a change in control of our Company and a change in our fiscal year from a fiscal year ending on November 30th of each calendar year to one ending on December 31st of each calendar year, which is the fiscal year basis for the financial statements presented herewith.

We expect that we will need to raise funds in order to effectuate our business plan.  We have no specific plans, understandings or agreements with respect to the raising of such funds, other than with respect to a note that we received in connection with a private placement of our securities which closed contemporaneous with our merger transaction with Tyme Inc.  We may seek to raise the required capital by the issuance of equity or debt securities or by other means.  Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

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

In connection with the consummation of the Merger, we changed our fiscal year from a fiscal year ending on November 30th of each calendar year to one ending on December 31st of each calendar year, which is the historical fiscal year of Tyme and which is the fiscal year basis for the financial statements presented herewith.

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

Contemporaneous with the closing of the Merger, among other matters, we completed a private placement of 2,716,000 shares of Company common stock for gross proceeds of $6,790,000 (of which, $4,290,000 was tendered in cash and the remaining subscription price paid by the delivery of a three-month promissory note in the principal amount of $2,500,000 (“PPO Note”)).  In addition, a convertible promissory note of Tyme (the “Bridge Note”), in the outstanding principal amount of $2,310,000 was converted into 2,310,000 shares of Company common stock (the “Bridge Note Conversion Shares”). Further, as a condition to the completion of the Merger an aggregate of 26,276,600 shares of Company common stock were surrendered to the Company for cancellation.  The foregoing aggregate 79% ownership of our post-Merger Company by the former Tyme stockholders was calculated giving effect to the issuances of Company common stock in the Merger, our private placement, the conversion of the Bridge Note and the surrender and cancellation of shares of Company common stock.  The PPO Note is secured by the escrow of 5,000,000 shares of Company common stock.  To the extent that the PPO Note is not paid at or prior to its maturity date of June 5, 2015, the escrowed shares will be forfeited to us for cancellation at the rate of one share for every $0.50 of PPO Note principal not paid to us.

Another condition to consummating the Merger was that we retain a firm (the “IR Firm”) to provide investor relations’ services to our Company and we allocated 250,000 shares (the “IR Firm Shares”) of Company common stock for issuance to such firm upon the consummation of the Merger.  The IR Firm Shares were issued effective the closing date of the Merger on March 5, 2015.  The appropriate accounting for the IR Firm Shares, which represents in substance a payment to a service provider, is reflected as a charge to operations on the accompanying financial statements.

The investor in the PPO, along with the designee of the Bridge Note holder who received the Bridge Note Conversion Shares upon the automatic conversion of the Bridge Note which occurred simultaneous with the closing of the PPO, were granted anti-dilution protection on the shares purchased in the PPO or Bridge Note Conversion Shares (as the case may be) such that, if within two years after the closing of the Merger, we shall issue additional shares of Company common stock or common stock equivalents, for a consideration per share less than $0.50 per share (the “Lower Price”), each such investor and holder will be entitled to receive from us, additional shares (“Lower Price Shares”) of Company common stock in an amount such that, when added to the number of shares initially purchased by such investor or received upon conversion of the Bridge Note, will equal the number of shares that such investor’s PPO subscription amount would have purchased or the Bridge Note holder would have received upon conversion of the Bridge Note at the Lower Price. We have determined that this anti-dilution protection is a freestanding financial instrument that will be carried as a liability at fair value.

In connection with the PPO, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchasers in the PPO, the holder of the Bridge Note and the IR Firm, pursuant to which we agreed that promptly, but no later than 90 calendar days following the maturity date of the PPO Note (such maturity date being 90 calendar days after the closing of the PPO), we will file a registration statement with the SEC (the “Registration Statement”) covering (a) all of the PPO Shares issued in the PPO, (b) the Bridge Note Conversion Shares issued upon conversion of the Bridge Note, (c) the Lower Price Shares, if any, (d) the IR Firm Shares and (e) any shares of the Company common stock issued or issuable with respect to the PPO Shares, Conversion Shares and Lower Price Shares upon any stock split, dividend or other distribution, recapitalization or similar event (collectively, the “PPO/Bridge Note Conversion Registrable Shares”). The Registration Statement will also cover 9% of the total number of shares issued to the former Tyme stockholders in connection with the Merger.  We are required to use commercially reasonable efforts to ensure that the Registration Statement is declared effective within 180 calendar days of filing with the SEC.  If we are late in filing the Registration Statement or if the Registration Statement is not declared effective within 180 days of its filing with the SEC, liquidated damages payable in cash by us to the holders of the PPO/Bridge Note Conversion Registrable Shares that have not been so registered will commence to accrue at a rate equal to $0.01 per Conversion Share and $0.025 per PPO Share for each full month that (i) we are late in filing the Registration Statement or (ii) the Registration Statement is late in being declared effective by the SEC; provided, however, that in no event shall the aggregate of any such per share liquidated damages exceed $0.08 per Conversion Share and $0.20 per PPO Share.

At the point of Merger and since inception, we were essentially a “public reporting shell” with no substantive business operations.  As such, we had negligible revenues and operating profits that require separate identification.

The transaction costs associated with the Merger relate to professional fees incurred in respect of legal, accounting and audit.  All such transaction costs, being associated with the final Merger and issuance of equity, have been expensed as incurred and total approximately $1,000,000.

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

On March 5, 2015, effective as of the consummation of the Merger, we entered into employment agreements with each of Steve Hoffman, our newly-appointed Chief Executive Officer and Chief Science Officer, and Michael Demurjian, our newly-appointed Chief Operating Officer.  Under these agreements, Messrs. Hoffman and Demurjian will each be entitled to an annual base salary of $450,000 and such performance bonuses as our board of directors may determine, from time to time, in its sole discretion.  The base salaries will be reviewed annually (commencing in 2016) by our board of directors; provided that the base salaries may not be decreased from their then current levels due to any board review.  The employment agreements each have a term of five years; provided, however, that commencing on the first anniversary of the effective date of the agreements and on each anniversary thereafter, the term shall automatically be extended by one year, such that, at any time during the term of the agreement, the remaining employment term shall never be less than four years and one day.  If the executive is terminated without “Cause” (as defined in the agreements) or for “Good Reason” (as defined in the agreements), the executive will be entitled to receive his base salary plus any accrued but unpaid performance bonus, with the base salary payable at the same intervals as the base salary would have been payable if the termination had not occurred.  If the employment is terminated for “Cause,” or in the case of the executive’s death or disability, the executive will only be entitled to his base salary through the termination date, plus any accrued and unpaid performance bonus as of the termination date.

On March 5, 2015, our then board of directors adopted and our then stockholders approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), which reserves a total of 10,000,000 shares of the Company common stock for issuance under the 2015 Plan.  No more than an aggregate of 3,333,333 shares of Company common stock may be awarded during the twelve months following the 2015 Plan adoption.  The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of Company common stock on the date of the grant.  We have not granted any stock options or other awards under the 2015 Plan through May 15, 2015, other than the grants, effective as of March 31, 2015 and with respect to the our new fiscal quarter ended March 31, 2015, of 1,812 shares of Company common stock to each of the our three new independent directors pursuant to our newly enacted independent director compensation policy and a special advisor to our board of directors.  The shares were valued at an amount equal to the closing price of our common stock on the last trading day of the quarter ended March 31, 2015.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern.  We have incurred losses and negative cash flows from operations since inception (July 26, 2013) and have an accumulated deficit of approximately $9,800,000 as of March 31, 2015 and $4,200,000 as of December 31, 2014. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenues from our products currently in development. Our primary sources of liquidity to date have been the issuance of common stock, convertible promissory notes and contributed capital by our founders.  Substantial additional financing will be needed to fund our operations and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. These factors raise substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Results of Operations

Three Month Period Ended March 31, 2015 Compared to Three Month Period Ended March 31, 2014

Net loss for the three months ended March 31, 2015 was approximately $5,600,000 compared to approximately $135,000 for the three months ended March 31, 2014.

Revenues and Other Income

During the three month periods ended March 31, 2015 and 2014, we did not realize any revenues from operations.  We do not anticipate recognizing any revenues until such time as one of our products has been approved for marketing by appropriate regulatory authorities or we enter into collaboration or licensing arrangement, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended March 31, 2015, operating costs and expenses totaled $2,098,137 compared to $127,861 for the three months ended March 31, 2014, representing an increase of approximately $2,000,000. Operating costs and expenses were comprised of the following:

▪

Research and development expenses were $514,317 for the three months ended March 31, 2015 compared to $102,663 for the three months ended March 31, 2014, representing an increase of approximately $412,000.

▫	Salaries - Salary expense was $307,058 for the three months ended March 31, 2015, representing the initiation of salary payments to research and development personnel.

▫

Consulting - Consulting expenses were $152,259 to consultants assisting in the development of our clinical plan and related timelines for the three months ended March 31, 2015, which had not been incurred in the three months ended March 31, 2014.

▫	These expenses were partially offset by approximately $58,000 of lower costs associated with support services.

All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. We expect to incur further and larger amounts of research and development expenditures as we plan to prepare for and look to execute on a Phase II clinical trial of SM-88 upon regulatory approval to proceed with such trial. Future research and development expenditures are subject to successfully raising the required capital needed to fund such research and development activities and securing the necessary people and processes to direct our activities.

▪

General and administrative expenses were $1,583,820 for the three months ended March 31, 2015 compared to $25,198 for the three months ended March 31, 2014, representing an increase of approximately $1,600,000.

▫

Transaction Costs - Transaction costs associated with the Merger totaled approximately $1 million for the three months ended March 31, 2015 and relate to professional fees incurred in respect of legal, accounting and audit.

▫	Salaries - Salary expense was $395,356 for the three months ended March 31, 2015, representing the initiation of salary payments to non-research and development personnel.

We expect our general and administrative expenses, subject to securing ongoing funding, to increase as our operations grow. Key ongoing drivers for our general and administrative expenses may include legal, accounting, auditing and other costs associated with our planned research and development activities in support of contracts and potential international patent-related activities; costs associated with migrating to a public company; corporate office expenses; and further costs associated with hiring employees.

▪	Interest expense for the three months ended March 31, 2015 was $3,503,301, compared to $6,833 for the three months ended March 31, 2014, representing an increase of approximately $3,500,000.

▫

Incremental Value - Contemporaneous with the closing of the Merger, the Bridge Note in the principal amount of $2,310,000 was converted into 2,310,000 shares of Company common stock. On March 5, 2015, the mandatory conversion feature of the Bridge Note was amended to a set fixed conversion amount such that, upon conversion, the Bridge Note purchaser would receive one share of Company common stock for each $1.00 of principal of the Bridge Note outstanding as of the date of the mandatory conversion. We evaluated the modification to the conversion rate as an inducement to convert the Bridge Note and concluded that it provided the purchaser of the Bridge Note an incremental value of $3,465,000, which is included as interest expense on the consolidated statement of operations for the period ended March 31, 2015.

▫	Interest Expense - We recorded interest expense of $38,301 on the Bridge Note during the three months ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2015, we had cash of approximately $3,300,000, working capital of approximately $2,700,000, and stockholders’ equity of approximately $2,700,000.

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Three Months Ended March 31,
	2015	2014

Net cash used in operating activities	$(1,939,433)	$(119,914)
Net cash used in investing activities	—	(2,710)
Net cash provided by financing activities	5,256,089	75,000

Operating Activities

Our cash used in operating activities in the three months ended March 31, 2015 totaled approximately $2,300,000, which is the sum of (i) our net loss of approximately $5,600,000, adjusted for non-cash expenses totaling approximately $4,100,000 (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) decreases in operating assets and liabilities of approximately $821,000.

Our cash used in operating activities in the three months ended March 31, 2014 totaled approximately $120,000, which is the sum of (i) our net loss of approximately $135,000, adjusted for non-cash expenses totaling approximately $1,100 (which includes adjustments for depreciation and amortization), and (ii) changes in operating assets and liabilities providing approximately $14,000.

Investing Activities

During the three months ended March 31, 2015, no monies were spent for property and equipment.

During the three months ended March 31, 2014, we spent $2,710 for property and equipment.

Financing Activities

During the three months ended March 31, 2015, our financing activities consisted of the following:

▪

Contemporaneous with the closing of the Merger, the Company completed a private placement of 2,716,000 shares of Company common stock for gross proceeds of $6,790,000 (of which, $4,290,000 was tendered in cash and the remaining subscription price paid by the delivery of the three-month PPO Note in the principal amount of $2,500,000).

▪	We raised gross proceeds of $960,000 through the additional funding under and the corresponding amendment and restatement of the Bridge Note.

▪

Tyme and Luminant obtained from and granted cash advances to certain of their then stockholders/members. Effective as of the consummation of the Merger, these non-interest bearing advances were settled by bonus compensation payments of $342,250 payable to such stockholders being retained by the Company in lieu of payment. The balance of $13,516 was settled during March 2015 by personal reimbursement made to us by the stockholders.

Liquidity and Capital Requirements Outlook

Liquidity

We anticipate requiring additional capital in order to fund the development of our product candidates, as well as to engage in strategic transactions. The most significant funding needs are anticipated to be in connection with the conduct of a Phase II clinical study for which we are preparing an Investigational New Drug application. We anticipate filing such IND with the U.S. Food and Drug Administration in mid-2015.

To meet our short and long-term liquidity needs, we currently expect to use existing cash balances and a variety of other means, including potential issuances of debt or equity securities in public or private financings, option exercises, and partnerships and/or collaborations. In addition, we expect to seek as appropriate grants for scientific and clinical studies. There can be no assurance that we will be successful in qualifying for or obtaining such grants. The demand for the equity and debt of biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We believe that our current cash balances will be sufficient to fund the business through the next six to nine months.

While we will continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital generating efforts may worsen as existing resources are used. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and our stock price may not reach levels necessary to induce option exercises. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of our therapy or raise funds on terms that we currently consider unfavorable.

Seasonality

The Company does not believe that its operations are seasonal in nature.

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

We carried out an evaluation, under the supervision and with the participation of our senior management at the time, consisting of Steve Hoffman, our Chief Executive Officer and President, and Michael Demurjian, our Chief Operating Officer and Executive Vice President, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. This evaluation did not include our current Chief Financial Officer, as he only joined our Company on May 15, 2015. From April 1, to May 15, 2015, Messrs. Hoffman and Demurjian acted as Co-Chief Financial Officers of our Company and their evaluations and assessments of our financial controls and procedures were made in their various capacities with our Company, including as Co-Chief Financial Officers. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, and in light of the material weaknesses found in our internal controls over financial reporting, such senior management concluded that our disclosure controls and procedures were not effective.

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

As of March 31, 2015, our senior management at that time, consisting of Steve Hoffman, our Chief Executive Officer and President, and Michael Demurjian, our Chief Operating Officer and Executive Vice President, assessed the effectiveness of Tyme’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  This evaluation did not include our current Chief Financial Officer, as he only joined our Company on May 15, 2015. From April 1, to May 15, 2015, Messrs. Hoffman and Demurjian acted as Co-Chief Financial Officers of our Company and their evaluations and assessments of our financial controls and procedures were made in their various capacities with our Company, including as Co-Chief Financial Officers. Based on that evaluation, we believe that, during the fiscal quarter ended March 31, 2015, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by Messrs. Hoffman and Demurjian in connection with their review of our financial statements as of March 31, 2015.  In addition, our management noted further control and procedures deficiencies, including those relating to segregation of duties over cash disbursements and the prompt analysis of the financial impact of all transaction to which we are a party.

Our management believes that the material weaknesses set forth above did not have an effect on our financial results.  However, our management believes that the lack of a functioning audit committee and the until recently lack of independent directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.  Prior to the Merger, Tyme was a privately held company that was not required to have in place any specified financial controls and procedures, nor a requirement that Tyme’s management conduct periodic assessments of the financial controls and procedures then in place.  On March 5, 2015, we changed management of our Company as a result of the Merger and expanded our Board of Directors on March 10, 2015 with the addition of three independent directors. Such independent directors now constitute a majority of our entire Board.

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

Changes in Internal Control over Financial Reporting

As noted in “Management’s Remediation Initiatives” above, on March 10, 2015, our Board of Directors was expanded by the election of three independent directors and we intend for such independent directors to be appointed to a newly formed audit committee. We anticipate that such audit committee will discuss with management, including our Chief Financial Officer, and independent registered public accounting firm, the status of our financial controls and procedures and determine what changes are necessary to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with US GAAP.  We anticipate that a number of changes in our financial controls and procedures will be made in the next ensuing fiscal periods.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.  However, reference is made to the discussion contained in the section of Item 2.01 of the Merger Form 8-K, filed with the SEC on April 16, 2015, entitled “Risk Factors” for information concerning risks applicable to our Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously reported in the Merger Form 8-K, or our other previously filed periodic reports, we did not sell any unregistered securities during the three month period ended March 31, 2015, or subsequent period through the date of this Quarterly Report on Form 10-Q.

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

10.20†

Employment Agreement, dated as of May 15, 2015, between Tyme Technologies, Inc. and Robert Dickey. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: May 15, 2015), filed with the SEC on May 20, 2015.]

10.21†

Option Agreement dated as of May 15, 2015, between Tyme Technologies, Inc. and Robert Dickey. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: May 15, 2015), filed with the SEC on May 20, 2015.]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.
32.1	Rule 1350 Certification of Chief Executive Officer.
32.2	Rule 1350 Certifications of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 20, 2015

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Dickey IV
Robert Dickey IV
Vice-President - Finance and
Chief Financial Officer
(Principal Financial Officer)