Form 10-Q
period 2015-06-30
TYME TECHNOLOGIES, INC.
filed 2015-08-14
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2015

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

As of August 10, 2015, there were 86,013,132 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INTRODUCTORY COMMENT – USE OF TERMINOLOGY

Throughout this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” and “our” refers to Tyme Technologies, Inc. and, unless the context indicates otherwise, its direct and indirect subsidiaries, on a consolidated basis.

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

The Merger resulted in a change of control of our Company, as the pre-Merger stockholders of Tyme own approximately 79% of our common stock as a result of the shares issued to them in the Merger and giving effect to the PPO, Split-Off Transaction and other related transactions discussed in the Merger Form 8-K.  In accordance with “reverse merger” accounting treatment, our historical financial statements as of and for periods ended prior to the Merger will be replaced with the historical financial statements of Tyme prior to the Merger in all future filings with the SEC with respect to periods ending on or after the date on which the Merger was consummated, March 5, 2015.  Also in connection with the Merger, we changed our fiscal year to correspond with the fiscal year of Tyme, one that ends on December 31st of each calendar year.  (Our prior fiscal year ended on November 30th of each calendar year.)  This Quarterly Report on Form 10-Q is the second periodic report we are filing based our new fiscal year and, accordingly, is with respect to our quarter ended June 30, 2015 and contains our financial position and operational results of our Company, including, on a consolidated basis, those of Tyme, as well as the historical financial position and operational results of Tyme for its fiscal quarter ended June 30, 2015.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements in Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations.  Any and all statements contained in this Form 10-Q that are not statements of historical fact may be deemed forward-looking statements.  Terms such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “can,” “could,” “continue,” “develop,” “envision,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “probable,” “project,” “seek,” “projection,” “should,” “usually,” “will,” “would” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements.  However, not all forward-looking statements may contain one or more of these identifying terms.  Forward-looking statements in this prospectus may include, without limitation, statements regarding:

•	the plans and objectives of our management for future operations, including plans or objectives relating to the development of commercially viable pharmaceuticals;

•	a projection or forecast of revenue, income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items;

•

our future financial performance, including any such statement contained in the discussion and analysis of financial condition and the results of operations by our management included pursuant to the rules and regulations of the SEC;

•	our future clinical trials, drug development activities and filings with applicable regulators, including, without limitation, the United States Food and Drug Administration (the “FDA”);

•	obtaining regulatory approval to market any of our product candidates; and

•	the assumptions underlying or relating to any statement described above.

Forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions which are subject to a number of risks and uncertainties and other influences, many of which we have no control over.  Actual results and the timing of certain events and circumstances may differ materially from those described in the forward-looking statements as a result of these risks and uncertainties.  Factors that may influence or contribute to the inaccuracy of our forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•

our ability to obtain and, thereafter, maintain regulatory approval of our initial drug candidate, SM-88, as well as any other drug candidate we may seek regulatory approval for and to commercialize in the future;

•	our ability to successfully commercialize SM-88 or other drug candidates, once approved for marketing;

•	our ability to obtain drug starting materials and substances necessary to manufacture SM-88, as well as any other drug candidate we may seek regulatory approval for and to commercialize in the future;

•	the rate and degree of market acceptance of SM-88, as well as any other drug candidate we may seek regulatory approval for and to commercialize in the future;

•	the accuracy of estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•

our ability to obtain and maintain adequate and appropriate intellectual property (“IP”) protection for SM-88, as well as any other drug candidate we may seek regulatory approval for and to commercialize in the future;

•	our ability to scale up manufacturing of SM-88 or other drug candidates, for commercialization, once such drugs have received appropriate regulatory approval;

•	our ability to successfully establish and maintain appropriate collaborations and derive significant revenue from collaborations, if we enter into collaboration arrangements;

•	challenges to the claims contained in and coverage of our patents and patent applications, whether or not such challenges are successful;

•	our ability to control costs, a significant portion of which may be beyond our control;

•	our reliance on any collaboration partners’ performance, over which we likely will have limited or no control;

•	the actual receipt and timing of any milestone payments or royalties from our collaborators, if any;

•	our reliance on third parties to conduct our clinical trials;

•	our reliance on third-party contract manufacturers to manufacture and supply SM-88 and any other drug candidate we may seek regulatory approval for and to commercialize in the future, to us;

•	our ability to identify, develop, acquire and in-license new products and drug candidates;

•	our ability to enroll patients in our clinical trials at the pace that we project;

•	our ability to retain and recruit key personnel, advisors and consultants;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our financial performance;

•	developments and projections relating to our competitors or our industry;

•	changes to regulations, both domestically and in foreign jurisdictions in which we intend to market our product candidates, that affect our drug candidates;

•	unanticipated results of clinical trials that are necessary for us to obtain regulatory approval to market our product candidates;

•	our inability to obtain adequate financing when needed and on favorable terms;

•	the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity;

•	our inability to expand our business;

•	our lack of product diversification;

•	volatility in the price of raw materials necessary for the manufacture of SM-88 and any other drug products we may seek regulatory approval for and to commercialize in the future;

•	existing, new or increased competition;

•	results of arbitration and litigation, if any;

•	significant government regulation of pharmaceuticals and their manufacture, marketing and distribution;

•	the various economic factors affecting the healthcare industry;

•	stock volatility and illiquidity; and

•	our failure to implement our business plans and/or strategies.

We believe that it is important to communicate our expectations of future performance to our investors.  However, events may occur in the future that we are unable to accurately predict, or over which we have no or limited control.  We caution you against putting undue reliance on forward-looking statements or projecting any future results based on such statements.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and any other cautionary statements that may accompany such forward-looking statements.  Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this prospectus.

You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash	$2,977,469	$9,724
Prepaid assets	776,377	140,205
Total current assets	3,753,846	149,929

Property and equipment, net	15,022	17,170
Total assets	$3,768,868	$167,099

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and other current liabilities	$997,102	$1,290,415
Current maturities of senior secured bridge notes	—	1,350,000
Derivative liability of price protection feature	376,300	—
Due to officer	32,761	—
Total current liabilities	1,406,163	2,640,415
Total liabilities	1,406,163	2,640,415

Commitments

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 and -0- shares authorized at June 30, 2015 and December 31, 2014, respectively, -0- shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 86,013,132 issued and outstanding at June 30, 2015, and 71,400,000 issued and 68,000,000 outstanding at December 31, 2014	8,601	6,800
Additional paid in capital	15,128,400	2,048,222
Subscription receivable	(1,250,000)	—
Accumulated deficit	(11,524,296)	(4,172,572)
Stockholders’ equity (deficit)	2,362,705	(2,117,550)

Due from stockholders/members	—	(355,766)
Total stockholders’ equity (deficit)	2,362,705	(2,473,316)
Total liabilities and stockholders’ equity (deficit)	$3,768,868	$167,099

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	790,692	37,500	1,305,009	140,163
General and administrative	959,594	109,233	2,543,414	134,431
Total operating expenses	1,750,286	146,733	3,848,423	274,594
Loss from operations	(1,750,286)	(146,733)	(3,848,423)	(274,594)

Interest expense	—	7,131	3,503,301	13,964

Net loss	(1,750,286)	(153,864)	(7,351,724)	(288,558)
Loss attributable to noncontrolling interests	—	(605)	—	(10,850)
Loss attributable to controlling interests	$(1,750,286)	$(153,259)	$(7,351,724)	$(277,708)

Basic and diluted (loss) per common share	$(0.02)	$—	$(0.09)	$—

Basic and diluted weighted average shares outstanding	86,007,313	68,000,000	79,738,523	68,000,000

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2015

(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Due from Stockholders/	Total Stockholders’ Equity
	Shares	Amount	capital	receivable	deficit	Members	(Deficit)

Balance, January 1, 2015	68,000,000	$6,800	$2,048,222	$—	$(4,172,572)	$(355,766)	$(2,473,316)
Repayment of stockholder loans	—	—	—	—	—	355,766	355,766
Outstanding common shares of Tyme Tech prior to merger	12,724,000	1,272	(1,272)	—	—	—	—
Issuance of common stock for services	250,000	25	624,975	—	—	—	625,000
Issuance of common stock in private placement offering for cash, net of associated expense	1,716,000	172	4,264,778	—	—	—	4,264,950
Issuance of common stock in private placement offering in exchange for subscription receivable	1,000,000	100	2,499,900	(2,500,000)	—	—	—
Issuance of common stock upon conversion of the Bridge Note and accrued interest	2,310,000	231	2,404,243	—	—	—	2,404,474
Incremental value of the modification to the Bridge Note conversion rate as an inducement to convert	—	—	3,465,000	—	—	—	3,465,000
Stock based compensation	13,132	1	99,999	—	—	—	100,000
Fair value of price protection feature associated with shares issued under the PPO and Bridge Note conversion	—	—	(376,300)	—	—	—	(376,300)
Amortization of employee stock options	—	—	98,855	—	—	—	98,855
Proceeds from the collection of stock subscription receivable	—	—	—	1,250,000	—	—	1,250,000
Net loss	—	—	—	—	(7,351,724)	—	(7,351,724)

Balance, June 30, 2015	86,013,132	$8,601	$15,128,400	$(1,250,000)	$(11,524,296)	$—	$2,362,705

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(7,351,724)	$(288,558)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	2,148	2,422
Non-cash officer compensation	342,250	—
Issuance of common stock for services	625,000	—
Stock-based compensation	198,855	—
Embedded conversion feature relating to bridge note	3,465,000	—
Changes in operating assets and liabilities -
Prepaid assets	(636,172)	—
Accounts payable and other current liabilities	(198,839)	233,073
Net cash used in operating activities	(3,553,482)	(53,063)

Cash flows from investing activities:
Purchases of property and equipment	—	(2,710)
Net cash used in investing activities	—	(2,710)

Cash flows from financing activities:
Capital contributions - noncontrolling interest	—	35,000
Changes in due from stockholders/members	13,516	(143,000)
Change in due to officer	32,761	—
Proceeds from bridge note	960,000	—
Proceeds from private placement offering	4,264,950	—
Proceeds from issuance of convertible notes	—	200,000
Proceeds from the collection of stock subscription receivable	1,250,000	—
Net cash provided by financing activities	6,521,227	92,000
Net increase (decrease) in cash	2,967,745	36,227

Cash - beginning of period	9,724	92,620
Cash - end of period	$2,977,469	$128,847

Supplemental Cash Flow Information:
Cash paid for interest and income taxes are as follows:
Interest	$—	$—
Income taxes	$675	$—

Noncash investing and financing activities:
Settlement of due from stockholders/members by withholding compensation due such stockholders/members	$342,250	$—
Conversion of the Bridge Note and all accrued interest into shares of common stock	$2,404,474	$—
Issuance of subscription receivable for shares issued in conjunction with private placement offering	$2,500,000	$—
Derivative liability associated with the price protection feature of shares of common stock issued in PPO and Bridge Note conversion	$376,300	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

Note 1.  Nature of Business and Basis of Presentation.

The accompanying consolidated financial statements include the results of operations of Tyme Technologies, Inc. (“Tyme Tech”) and its wholly owned subsidiaries, Tyme Inc. (“Tyme”) and Luminant Biosciences, LLC (“Luminant”)  (collectively,  the “Company”).

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

The Merger resulted in Tyme becoming a wholly-owned subsidiary of Tyme Tech. Tyme is a clinical-stage biopharmaceutical company focused on the development and commercialization of highly targeted cancer therapeutics with a broad range of oncology indications.  Tyme was incorporated in Delaware in 2013 and its operations to date have been directed primarily toward developing business strategies, research and development activities and preparing for clinical trials for its product candidates.  Tyme, and now the Company, has focused its research and development efforts on a proprietary platform technology for which it retains global intellectual property (“IP”) and commercial rights.  The Company is currently formulating its regulatory and drug development program for its lead drug candidate, SM-88, and working towards the initiation of its first phase II clinical trial.

Reverse Triangular Merger

On March 5, 2015, Tyme Tech consummated a reverse triangular merger whereby a newly formed subsidiary formed specifically for the transaction merged with and into Tyme.  The Merger resulted in Tyme becoming a wholly-owned subsidiary of Tyme Tech and the stockholders of Tyme as of immediately prior to the effective time of the Merger, receiving, in the aggregate, common stock of the Company equal to approximately 79% of the total number of shares of Company common stock outstanding immediately following such issuance to such former Tyme stockholders (34,000 shares of Company common stock for every one share of Tyme common stock outstanding as of the closing of the Merger). Contemporaneous with the closing of the Merger, among other matters, the Company completed a private placement of 2,716,000 shares of Company common stock (the “PPO Shares”) for gross proceeds of $6,790,000 (of which, $4,290,000 was tendered in cash and the remaining subscription price paid by the delivery of a three-month promissory note in the principal amount of $2,500,000 (“PPO Note”) (the “PPO”)).  In addition, a Tyme convertible promissory note in the principal amount of $2,310,000 (the “Bridge Note”) was converted into 2,310,000 shares of Company common stock.  The foregoing aggregate 79% ownership of the post-Merger Company by the former Tyme stockholders was calculated giving effect to the issuances of Company common stock in the private placement and the conversion of the Bridge Note.  The PPO Note was originally secured by the escrow of 5,000,000 shares of Company common stock pursuant to a Subscription Note Shares Escrow Agreement, dated as of March 5, 2015 (the “Subscription Note Escrow Agreement”).  As originally provided in the Subscription Note Escrow Agreement, to the extent that the PPO Note was not paid at or prior to its maturity date of June 5, 2015, the escrowed shares would be forfeited for cancellation at the rate of one share for every $0.50 of PPO Note principal not paid.  The Company received a payment of $1,250,000 in June 2015 and the maturity date on the remaining principal amount of the PPO Note was extended to July 6, 2015 pursuant to an Omnibus Amendment, dated as of June 5, 2015 (the “First Omnibus Amendment”).  The maturity date of the remaining balance of the PPO Note was further extended pursuant to a Second Omnibus Amendment, dated as of July 23, 2015.  (See Note 9. Stockholders’ Equity - Subscription Receivable and Note 13. Subsequent Events.)

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

The transaction costs associated with the Merger relate to professional fees incurred in respect of legal, accounting and audit.  All such transaction costs, being associated with the Merger and issuance of equity have been expensed as incurred and total approximately $1,000,000 and are included in general and administrative expenses.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

(Continued)

For accounting purposes, the acquisition of Tyme by Tyme Tech was considered a reverse acquisition, an acquisition transaction where the acquired company, Tyme, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction.  The primary reason the transaction was treated as a purchase by Tyme rather than a purchase by Tyme Tech was because Tyme Tech was a public reporting shell company with limited operations and Tyme’s stockholders gained majority control of the outstanding voting power of the Company’s equity securities through their collective ownership of a majority of the outstanding shares of Company common stock.  Consequently, reverse acquisition accounting has been applied to the transaction.

In conjunction with the reverse acquisition, Tyme Tech changed its fiscal year-end from November 30 to December 31, the historical fiscal year-end of Tyme.  Assets, liabilities and equity of the Company continue to be that of the operating company, Tyme.  No additional goodwill or intangible assets were recognized in conjunction with the completion of the Merger.  The capital structure, including the number and type of shares issued appearing in the consolidated balance sheets for the periods presented, reflects that of the legal parent, Tyme Tech, including the shares issued to effect the reverse acquisition after the Merger and the capital structure of Tyme modified by the 34,000-for-1 exchange ratio in the Merger for the periods prior to the consummation of the Merger.

The accompanying unaudited condensed consolidated financial statements of the Company at June 30, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with Tyme’s financial statements and notes thereto included in the Company’s Form 8-K/A (Amendment No. 1) filed with the SEC on April 16, 2015 (the “Merger Form 8-K”).  In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included.  The results of operations for the periods ended June 30, 2015 and 2014 presented are not necessarily indicative of the results to be expected for a full year.  The December 31, 2014 balance sheet has been derived from the audited financial statements of Tyme included in the Merger Form 8-K.

Going Concern

The Company has incurred losses and negative cash flows from operations since inception (July 26, 2013) and has an accumulated deficit of approximately $11,524,000 as of June 30, 2015 and $4,173,000 as of December 31, 2014.  The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its products currently in development.  The Company’s primary sources of liquidity to date have been the issuance of common stock, convertible promissory notes and contributed capital by its founders.  Substantial additional financing will be needed by the Company to fund its operations and to seek applicable FDA and foreign governmental authorization to commercially market its product candidates.  There is no assurance that such financing will be available when needed or on acceptable terms.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management is evaluating different strategies to obtain the required additional funding of future operations.  These strategies may include, but are not limited to, additional funding from current or new investors, borrowings of debt, and/or a public offering of the Company’s equity or debt securities.  There can be no assurance that any of these future-funding efforts will be successful.

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

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

(Continued)

Note 2.  Summary of Significant Accounting Policies.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Tyme Tech and its subsidiaries, Tyme and Luminant.  All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period.  Significant items subject to such estimation include the stated value of the Company underlying the conversion feature of the senior secured bridge notes, derivative value associated with the price protection feature of shares of Company common stock issued in connection with the PPO and Bridge Note conversion and stock-based compensation.  Actual results could differ from such estimates.

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

Prepaid Assets

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include fixed assets, whenever significant events or changes in circumstances indicate impairment may have occurred.  If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable.  Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results.  For the three and six months ended June 30, 2015 and for the year ended December 31, 2014, the Company determined that there was no impairment of its long-lived assets.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

(Continued)

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

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized.  The Company has provided a full valuation allowance on its deferred tax assets that consists of cumulative net operating losses of approximately $7,235,000 for the period from inception (July 26, 2013) to June 30, 2015.  Due to its cumulative loss position, history of operating losses and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

The Company had no unrecognized tax benefits at June 30, 2015 and December 31, 2014.  The tax years, which currently remain subject to examination by major tax jurisdictions as of June 30, 2015, are the years ended 2011 through 2014.  In addition, the Company had no income tax related penalties or interest for periods presented in these consolidated financial statements.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  The Company views their operations and manages their business in one segment.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash.  Cash is deposited with major banks and, at times, such balances with any one financial institution may be in excess of FDIC insurance limits.  The Company exceeded the FDIC limit of $250,000 by approximately $2,727,000 at June 30, 2015.  Although the Company has exceeded the federally insured limit, it has not incurred losses related to these deposits.  Management monitors the Company’s accounts with these institutions to minimize collection risk.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

(Continued)

Derivative Liabilities

Accounting standards require presentation of derivative liabilities at fair value.  The Company’s price protection feature in the shares of Company common stock issued in the PPO and Bridge Note conversion are measured at fair value using widely accepted fair value methodologies.  Derivative liabilities are adjusted to reflect fair value at the end of each reporting period, with any change in the fair value being recorded in results of operations as other income or expense.  For the quarter ended June 30, 2015, management deemed that no adjustment was required.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earning per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Company common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period.  At June 30, 2015 and 2014, the calculation excludes any potential dilutive common shares and any equivalents as they would have been anti-dilutive as the Company had losses for the periods then ended.

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

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

(Continued)

Note 3.  Property and Equipment, Net.

Property and equipment, net consisted of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Furniture and fixtures	$21,463	$21,463
Less: accumulated depreciation	6,441	4,293
	$15,022	$17,170

Depreciation expense was $2,148 and $2,422 for the six months ended June 30, 2015 and 2014, respectively.

Note 4.  Intangible Assets.

On July 3, 2014, a stockholder conveyed personal ownership of certain patents and patent applications relating to the field of cancer treatment to the Company, which were filed and disclosed in the U.S. Patent and Trademark Office.

Contemporaneously, the Company entered into a License Agreement with this stockholder pursuant to which the stockholder retained the right to certain assigned patents and patent applications to use and commercialize the patents in all fields other than the treatment of cancer.  Pursuant to the License Agreement, the Company has granted the stockholder an exclusive, worldwide, royalty-free license to develop, make, have made, use, sell, offer to sell, import, export and distribute products or services in fields other than the treatment of cancer.  This license includes the right to sublicense to any third party so long as such sublicense is consistent with the terms of the License Agreement and contains terms reasonably sufficient for the third party to satisfy its obligations thereunder.

Note 5.  Accounts Payable and Other Current Liabilities.

Accounts payable and other current liabilities consisted of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Interest	$—	$56,174
Legal	447,214	844,602
Consulting	426,970	43,314
Accounting and auditing	1,300	272,913
Research and development	80,565	58,750
Salaries	10,000	—
Other	31,053	14,662
	$997,102	$1,290,415

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

(Continued)

Note 6.  Debt.

Convertible/Bridge Notes Payable

On August 2, 2013, Tyme entered into a Convertible Promissory Note Agreement (the “Convertible Note Agreement”) to be funded in a series of loans up to a maximum principal amount of $997,000 (“Convertible Notes”).  As of December 31, 2013, Tyme had received $997,000 in proceeds under the Convertible Notes.  The Convertible Notes accrued interest at a rate of 2.5% per year.  Principal repayments were to commence on April 30, 2014 equal to 1/24th of the then outstanding balance, with the entire principal amount due and payable on April 30, 2016.  The lender opted not to collect principal payments in anticipation of converting the Convertible Notes.

The Convertible Note Agreement provided that if, prior to April 30, 2014, Tyme entered into any financing transaction with the lender or an affiliate thereof, upon the closing of such transaction, the outstanding principal balance of the Convertible Notes would automatically convert on a dollar-for-dollar basis into the securities being issued and sold at a conversion price equal to the purchase price per share implied by a pre-investment valuation of Tyme equal to $20,000,000 (“Conversion Price”).  The Convertible Note Agreement further provided that if Tyme entered into an agreement with a third party, other than the lender or affiliate thereof, into any debt or equity financing, exclusive license of any portion of the IP Rights, a sale of substantially all of the assets of Tyme, or subsidiary thereof, or any transaction or series of transactions resulting in the current stockholders holding less than a majority of the voting interests, then, at the lender’s option, effective immediately prior to closing of the third party transaction, the outstanding principal balance of the Convertible Notes would have been converted on a dollar-for-dollar basis into shares of common stock. The Convertible Note Agreement provided that in the case of conversion of principal under either scenario, Tyme would have no further obligations or liabilities under the Convertible Notes.

In January 2014, the lender increased the aggregate principal amount of the Convertible Notes from $997,000 to $1,126,000 and advanced funds to Tyme to that effect, such that the total amount funded to the Company was equal to the increased principal amount of the Convertible Notes.

On August 28, 2014, the lender converted the Convertible Notes in the aggregate principal amount of $1,126,000 plus accrued interest of $26,242, into shares of Tyme common stock (3,624,400 shares of the Company common stock).  Simultaneous with the issuance of shares to the lender, the two principal stockholders of the Company, as capital contributions, surrendered to Tyme for cancellation an equal number of shares.  The net effect of such issuance and cancellations resulted in no change in the total number of shares of Company common stock issued (71,400,000) and outstanding (68,000,000) at such time.

For the six months ended June 30, 2015 and 2014, the Company recorded interest expense on the Convertible Notes amounting to $-0- and $13,964, respectively.

On July 11, 2014, Tyme received $1,100,000 in proceeds from the issuance of a convertible promissory note (the “Bridge Note”) from an affiliate of GEM Global Yield Fund, LLC SCS (“GEM”).  The Bridge Note bears interest at a rate of 10% per year, maturing fifteen months from the date of issue and was secured by all assets of Tyme.  The Bridge Note was mandatorily convertible into Company common stock upon the closing of the PPO.  To secure certain obligations relating to the Bridge Note and the then proposed merger, Tyme issued in the name of the purchaser of the Bridge Note but placed into escrow 3,400,000 shares of Company common stock.  These shares were not deemed outstanding, but would either be delivered to the Bridge Note purchaser or returned to Tyme for cancellation pursuant to the terms of a Termination Shares Escrow Agreement, dated as of July 11, 2014, among the Tyme, the purchaser of the Bridge Note and the escrow agent.

On November 24, 2014, the purchaser of the Bridge Note loaned the Tyme an additional $250,000.  In connection with the funding of such loan, the Bridge Note was amended and restated to reflect a principal amount of $1,350,000.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

(Continued)

On January 15, 2015, the purchaser of the Bridge Note loaned Tyme a further $960,000.  In connection with the funding of such further loan, the Bridge Note was amended and restated to reflect a principal amount of $2,310,000.  On March 5, 2015, the Bridge Note was further amended and restated to the effect that the mandatory conversion feature was amended to a set fixed conversion amount such that, upon mandatory conversion, the Bridge Note purchaser would receive one share of Company common stock (each, a “Bridge Note Conversion Share”) for each $1.00 of principal of the Bridge Note outstanding as of the date of the mandatory conversion.  The Company evaluated the modification to the conversion rate as an inducement to convert the Bridge Note and concluded that it provided the purchaser of the Bridge Note an incremental value of $3,465,000, which is included as interest expense on the consolidated statement of operations for the three months ended March 31, 2015 and the six months ended June 30, 2015.

The Company recorded interest expense of $38,301 and $-0- during the six months ended June 30, 2015 and 2014, respectively, on the Bridge Note.  The outstanding principal and accrued interest balance at June 30, 2015 and December 31, 2014 was $-0- and $1,406,174, respectively.

Note 7.  Derivative Liability.

The investor in the PPO and the Bridge Note holder have been granted anti-dilution protection with respect to the PPO Shares and Bridge Note Conversion Shares such that, if within two years after the closing of the Merger, the Company shall issue additional shares of Company common stock or common stock equivalents, for a consideration per share less than $0.50 per share (the “Lower Price”), each such investor and holder will be entitled to receive from the Company additional shares (“Lower Price Shares”) of Company common stock in an amount such that, when added to the number of shares initially purchased by such investor or received upon conversion of the Bridge Note, will equal the number of shares that such investor’s PPO subscription amount would have purchased or the Bridge Note holder would have received upon conversion of the Bridge Note at the Lower Price.  GEM was the sole investor in the PPO and designee of the Bridge Note holder who received the Bridge Note Conversion Shares.

The Company has determined that this anti-dilution protection is a freestanding financial instrument that will be carried as a liability at fair value.  Management has measured this derivative at fair value and recognized the derivative value as a current liability and recorded the derivative value on the consolidated balance sheet.  The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity.  These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3.  Changes in the fair values of the derivative are recognized in earnings in the current period.  During the three months ended March 31, 2015, the Company recorded a derivative liability of $376,300 related to the anti-dilution protection and determined that no fair value adjustment was required as of June 30, 2015.

Note 8.  Income Taxes.

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.  Significant components of the Company’s net deferred income tax assets as of June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014
(Unaudited)

Net deferred tax assets	$2,885,000	$1,331,000
Tax loss carry-forwards	—	—
Other assets	—	—
Research and development credits	—	—
Other liabilities	—	—
Valuation allowance	(2,885,000)	(1,331,000)
Total net deferred income taxes	$—	$—

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

(Continued)

A reconciliation of the statutory tax rates and the effective tax rates for the periods ended June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
	(Unaudited)

U.S. federal tax rate	35%	35%
State tax rate	5%	5%
Non-deductible expenses	(13)%	—%
Valuation allowance	(27)%	(40)%
Total net deferred income taxes	$—%	$—%

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

As of June 30, 2015 and December 31, 2014, the Company has net operating loss carry-forwards of approximately $7,235,000 and $3,300,000, respectively, available to offset federal and state income tax, which expire through 2034.  Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.  The effect of an ownership change could be an imposition of an annual limitation on the use of net operating loss carry-forwards attributable to periods before the change.

Note 9.  Stockholders’ Equity.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001.  Shares of Company preferred stock may be issued from time to time in one or more series and/or classes, each of which will have such distinctive designation or title as shall be determined by the Company’s board of directors prior to the issuance of any shares of such series or class.  The Company preferred stock will have such voting powers, full or limited or no voting powers and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such series or class of Company preferred stock as may be adopted from time to time by the Company’s board of directors prior to the issuance of any shares thereof.  No shares of Company preferred stock are currently issued or outstanding and the Company’s board of directors has not designated any class or series of Company preferred stock for use in the future.

Common Stock

Authorized, Issued and Outstanding

The Company is authorized to issue 300,000,000 shares of common stock, each with a par value of $0.0001, of which 86,013,132 were issued and outstanding at June 30, 2015 and 71,400,000 shares were issued and 68,000,000 shares outstanding at December 31, 2014.  The 3,400,000 shares issued but not outstanding at December 31, 2014 were held in escrow to secure certain obligations of Tyme to the holder of the Bridge Note.  As a result of the Merger and its accounting treatment as a reverse acquisition, stockholders’ equity (deficit) has been presented to reflect this recapitalization and stock split as of the earliest period presented in these consolidated financial statements.  (See Note 1. Nature of Business and Basis of Presentation – Reverse Triangular Merger.)

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

(Continued)

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

Stock Grants

On March 10, 2015, the Company adopted an independent director compensation policy and also adopted compensation policy with respect to a special advisor to the Company’s board of directors.  Under such independent director compensation policy, each of those directors meeting the NASDAQ stock market definition of independent director are entitled to receive annual compensation in the amount of $100,000, one-half to be paid in cash on a quarterly basis, in arrears, and the remaining one-half of the compensation to be paid in the form of Company common stock on a quarterly basis, in arrears, with the shares valued at the closing sale price of the Company common stock on the last trading day of the applicable quarterly period.  The special advisor is being compensated in the same manner as the independent directors.  Accordingly, as compensation payable with respect to the six months ended June 30, 2015, the Company issued to its three independent directors and special advisor an aggregate of 13,132 shares of Company common stock, which were valued at the closing price of the Company common stock on the last trading day of each of the quarters ended during 2015 ($6.90/per share with respect to the quarter ended March 31, 2015 and $8.50/per share with respect to the quarter ended June 30, 2015).

Subscription Receivable

Contemporaneous with the closing of the Merger, the Company completed a private placement of 2,716,000 shares of Company common stock for gross proceeds of $6,765,000 of which $4,265,000 was paid in cash.  The remaining subscription price was paid by the delivery of a three-month promissory note in the principal amount of $2,500,000 (the “PPO Subscription Note”).  (See Note 1.  Nature of Business and Basis of Presentation - Reverse Triangular Merger.)  On June 5, 2015, in accordance with the First Omnibus Amendment, the Company received $1,250,000, representing one-half of the principal amount of the PPO Subscription Note, and the maturity date of the PPO Subscription Agreement was extended to July 6, 2015.  The First Omnibus Amendment, among other matters, made corresponding adjustments to the Subscription Note Escrow Agreement, including the release of 2,500,000 of the 5,000,000 shares of Company common stock initially placed into escrow under such agreement and extension of the release date of the shares remaining in escrow.  Subsequent to June 30, 2015, the maturity date of the remaining principal balance of $1,250,000 was further extended and the terms of the Subscription Note Escrow Agreement were correspondingly revised.  (See Note 13.  Subsequent Events.)

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

(Continued)

Registration Rights Agreement

In connection with the PPO, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchaser in the PPO, the holder of the Bridge Note and the IR Firm, pursuant to which the Company agreed that promptly, but no later than 90 days following the maturity date of the PPO Note (such maturity date initially being 90 calendar days after the closing of the PPO), the Company will file a registration statement with the SEC (the “Registration Statement”) covering (a) all of the PPO Shares issued in the PPO, (b) the Bridge Note Conversion Shares issued upon conversion of the Bridge Note, (c) the Lower Price Shares, if any, (d) the IR Firm Shares and (e) any shares of the Company common stock issued or issuable with respect to the PPO Shares, Conversion Shares and Lower Price Shares upon any stock split, dividend or other distribution, recapitalization or similar event (collectively, the “PPO/Bridge Note Conversion Registrable Shares”). The Registration Statement will also cover 9% of the total number of shares issued to the former stockholders of Tyme in connection with the Merger.  The Company is required to use commercially reasonable efforts to ensure that the Registration Statement is declared effective within 180 calendar days of filing with the SEC.  If the Company is late in filing the Registration Statement or if the Registration Statement is not declared effective within 180 days of its filing with the SEC, liquidated damages payable in cash by the post-Merger Parent to the holders of the PPO/Bridge Note Conversion Registrable Shares that have not been so registered will commence to accrue at a rate equal to $0.01 per Conversion Share and $0.025 per PPO Share for each full month that (i) the Company is late in filing the Registration Statement or (ii) the Registration Statement is late in being declared effective by the SEC; provided, however, that in no event shall the aggregate of any such per share liquidated damages exceed $0.08 per Conversion Share and $0.20 per PPO Share (the “Registration Rights Agreement Liquidated Damages”).  The required filing date of the Registration Statement to avoid the imposition of such liquidated damages was extended by an additional 31 days pursuant to the First Omnibus Amendment.

Subsequent to June 30, 2015, the Registration Rights Agreement was further modified to the effect of (x) the holder of all of the PPO/Bridge Note Conversion Registrable Shares agreeing to irrevocable waive any right to damages for the late filing and/or effectiveness of the registration statement contemplated by the Registration Rights Agreement and (y) the total number of shares that can be registered by the former-Tyme stockholders was increased to 15% of the total number of shares issued to them in connection with the Merger.  (See Note 13.  Subsequent Events.)

Note 10.  Commitments.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development and clinical research activities.  Substantially all of these arrangements are on an as needed basis.

A condition to consummating the Merger was that the Company retain a firm (the “IR Firm”) to provide investor relations’ services to the Company and issue to the IR Firm 250,000 shares (the “IR Firm Shares”) of the Company common stock.  The appropriate accounting for the IR Firm Shares, which represents in substance a payment to a service provider, has been reflected as a charge to operations in the amount of $625,000 and is included among general and administration expenses.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

(Continued)

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

On May 15, 2015, the Company appointed a new Chief Financial Officer.  The new officer has entered into an employment agreement with the Company that requires the officer to expend one-third of his working time to the Company for which he will be compensated at the rate of $80,000 per annum.  The new officer was also granted a five-year option to purchase 150,000 shares of Company common stock at $7.75 per share.  The option will vest with respect to 75,000 shares on November 15, 2015 and the remaining 75,000 shares will vest on May 15, 2016.  Vesting is dependent upon the new officer being in the Company’s employment on the applicable vesting date.  (See Note 12. Equity Incentive Plan – Stock Options.)

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

Due to Officer

Included in due to officer are amounts incurred by the Company that were paid personally by an executive officer and principal stockholder of the Company.  The remaining unpaid balance as of June 30, 2015 and December 31, 2014 was $32,761 and $-0-, respectively.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

(Continued)

Note 12.  Equity Incentive Plan.

On March 5, 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved, the Company’s 2015 Equity Incentive Plan (the “2015 Plan”).  A reserve of 10,000,000 shares of Company common stock has been established for issuance under the 2015 Plan.  No more than an aggregate of 3,333,333 shares of common stock may be awarded during the twelve months following the 2015 Plan adoption.  Awards under the 2015 Plan may include, but need not be limited to, one or more of the following: options, stock appreciation rights, restricted stock, performance grants, stock bonuses, and any other type of award deemed by the administrator to be consistent with the purposes of the 2015 Plan.  The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of the Company common stock on the date of the grant and have a term of no greater than ten years from the date of grant.  As of June 30, 2015, there were 9,850,000 shares available for grant under the 2015 Plan.

Stock Options

As of June 30, 2015, there was $668,845 of total unrecognized compensation related to non-vested stock options.  The cost is expected to be recognized over the remaining period of the options which are expected to vest through 2016.

During the six months ended June 30, 2015 and 2014, $98,855 and $0, respectively, has been recognized as stock based compensation in general and administrative expense.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted.  In accordance with ASC 718 for employees, the compensation expense is amortized on a straight-line basis over the requisite service period, which approximates the vesting period.

The expected volatility of options granted has been determined using the method described under ASC 718 using the expected volatility of similar companies.  The expected term of options granted to employees in the current fiscal period has been based on the contractual term of the agreement as prescribed by ASC 718 Share-Based Payment.

The assumptions utilized to determine such values are presented in the following table:

	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)

Risk free interest rate	1.65%	N/A
Expected volatility	82.90%	N/A
Expected term	5 years	N/A
Dividend yield	0%	N/A

The following is a summary of the status of the Company’s stock options as of June 30, 2015:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2014	—	$—
Granted	150,000	$7.75
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2015	150,000	$7.75

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

(Continued)

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Price	Number Outstanding at June 30, 2015	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at June 30, 2015	Weighted Average Exercise Price	Aggregate Intrinsic Value

$ 7.75	150,000	$ 7.75	4.875	$ 112,500	—	$ 7.75	$ —

The intrinsic value is calculated as the excess of the market value of June 30, 2015 over the exercise price of the option.  The market value as of June 30, 2015 was $8.50 as reported by the OTC Market, Inc.

Note 13.  Subsequent Events.

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of consolidated financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  For its interim financial statements as of June 30, 2015 and for the three and six months then ended, management of the Company determined that there were no reportable subsequent event(s) to be disclosed, except as follows:

▪

The Company entered into a Second Omnibus Amendment as of July 23, 2015, pursuant to which the terms of certain agreements entered into in connection with the Reverse Triangular Merger were modified and amended.  (See Note 1.  Nature of Business and Basis of Presentation.”)  Under the Second Omnibus Amendment, (x) the Company agreed to the extension of the maturity date of the remaining $1,250,000 outstanding amount due under the PPO Note to a date which is five business days following our providing the maker of the PPO Note of written evidence that an Investigational New Drug Application for the Company’s “SM-88” drug candidate has been submitted by the Company to the United States Food and Drug Administration, (y) the holder of all of the PPO/Bridge Note Conversion Registrable Shares irrevocably waived any right to damages, including any Registration Rights Agreement Liquidated Damages, with respect to the date of filing or the effective date of the registration statement contemplated by the Registration Rights Agreement and (z) the amount of shares that the former-Tyme stockholders may include in such registration statement was increased to 15% of the total number of shares such stockholders received in connection with the Merger.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

We were originally formed in Florida on November 22, 2011, to produce, market and sell ultra-premium vodka product to retailers.  We were not successful in our efforts and we turned our efforts towards seeking, investigating and, if such investigation warranted, engaging in a business combination with a private entity whose business presents an opportunity for our stockholders.

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

As discussed in the notes to the unaudited financial statements included in this Quarterly Report on Form 10-Q and in “Recent Developments” below, on March 5, 2015 we entered into a “reverse triangular merger” and related transactions with Tyme Inc., a Delaware corporation (“Tyme”), and other parties that resulted in, among other matters, a change in control of our Company and a change in our fiscal year from a fiscal year ending on November 30th of each calendar year to one ending on December 31st of each calendar year, which is the fiscal year basis for the financial statements presented herewith.

We expect that we will need to raise funds in order to effectuate our business plan.  We have no specific plans, understandings or agreements with respect to the raising of such funds, other than with respect to a note that we received in connection with a private placement of our securities, which closed contemporaneous with our merger transaction with Tyme Inc.  We may seek to raise the required capital by the issuance of equity or debt securities or by other means.  Since we have no such arrangements or plans currently in effect, our inability to raise funds may have a severe negative impact on our ability to become a viable company.

Recent Developments

On March 11, 2015, we filed with the SEC a Current Report on Form 8-K (Date of Report: March 5, 2015) which provided certain information concerning the merger (the “Merger”) of a newly formed subsidiary with and into Tyme, then a privately-held Delaware corporation, and the resulting change in control of our Company, along with other related matters, including, among other items, a change in our fiscal year (the “Original Form 8-K”).  The Original Form 8-K was supplemented and amended by our filing with the SEC, effective April 16, 2015, a Form 8-K/A, Amendment No. 1 (“Amendment No. 1”).  We refer to the Original Form 8-K, as supplemented and amended by Amendment No. 1, in this Form 10-Q as the “Merger Form 8-K.”

In connection with the Merger and pursuant to a Split-Off Agreement, we transferred all of our pre-Merger assets and liabilities to one of our pre-Merger principal stockholders who was a founder and former executive officer of our Company, in exchange for the surrender by him for cancellation of 13,000,200 shares of our common stock (the “Split-Off Transaction”).

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

The Merger resulted in Tyme becoming a wholly-owned subsidiary of our Company and the stockholders of the Tyme as of immediately prior to the effective time of the Merger, receiving, in the aggregate, Company common stock equal to approximately 79% of the total number of shares of Company common stock outstanding immediately following such issuance to such former Tyme stockholders (34,000 shares of Company common stock for every one share of Tyme common stock outstanding as of the closing of the Merger) and giving effect to other transactions consummated contemporaneously with the Merger, including the Split-Off Transaction, the closing of a private placement of Company common stock and conversion of a promissory note of Tyme as discussed below.

Contemporaneous with the closing of the Merger, among other matters, we completed a private placement of 2,716,000 shares of Company common stock (the “PPO Shares”) for gross proceeds of $6,790,000 (of which, $4,290,000 was tendered in cash and the remaining subscription price paid by the delivery of a three-month promissory note in the principal amount of $2,500,000 (“PPO Note”)).  In addition, a convertible promissory note of Tyme (the “Bridge Note”), in the outstanding principal amount of $2,310,000, was converted into 2,310,000 shares of Company common stock (the “Bridge Note Conversion Shares”).  Further, as a condition to the completion of the Merger, an aggregate of 26,276,600 shares of Company common stock were surrendered to the Company for cancellation.  The foregoing aggregate 79% ownership of our post-Merger Company by the former Tyme stockholders was calculated giving effect to the issuances of Company common stock in the Merger, our private placement, the conversion of the Bridge Note and the surrender and cancellation of shares of Company common stock.  The PPO Note was originally secured by the escrow of 5,000,000 shares of Company common stock.  The PPO Note had an original maturity date of June 5, 2015.  Under an Omnibus Amendment, dated as of June 5, 2015 among Christopher Brown, GEM Global Yield Fund LLC SCS and us, among other matters, GEM made a payment to us equal to one-half of the original principal amount of the PPO Note and we extended the maturity date with respect to the balance due under the PPO Note ($1,250,000 in principal amount) to July 6, 2015.  GEM’s obligation to pay the amounts due under the PPO Note was originally secured by the escrow of 5,000,000 shares of our common stock owned by GEM pursuant to the Subscription Note Shares Escrow Agreement, dated March 5, 2015, among GEM, us and an escrow agent.  Upon receipt of one-half of the PPO Note, 2,500,000 of such shares were released from escrow and the remaining 2,500,000 shares remain in escrow.  As discussed in Note 13. Subsequent Events in the accompanying unaudited financial statements of our Company, we entered into a Second Omnibus Amendment as of July 23, 2015 (the “Second Omnibus Amendment”), pursuant to which, among other matters, we agreed to the extension of the maturity date of the remaining $1,250,000 outstanding amount due under the PPO Note to a date which is five business days following our providing the maker of the PPO Note of written evidence that an Investigational New Drug Application for our SM-88 drug candidate has been submitted by us to the United States Food and Drug Administration.

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

The investor in the PPO and the Bridge Note holder were granted anti-dilution protection with respect to the PPO Shares and Bridge Note Conversion Shares such that, if within two years after the closing of the Merger, we shall issue additional shares of Company common stock or common stock equivalents, for a consideration per share less than $0.50 per share (the “Lower Price”), each such investor and holder will be entitled to receive from us, additional shares (“Lower Price Shares”) of Company common stock in an amount such that, when added to the number of shares initially purchased by such investor or received upon conversion of the Bridge Note, will equal the number of shares that such investor’s PPO subscription amount would have purchased or the Bridge Note holder would have received upon conversion of the Bridge Note at the Lower Price.  We have determined that this anti-dilution protection is a freestanding financial instrument that will be carried as a liability at fair value.

In connection with the PPO, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchaser in the PPO, the holder of the Bridge Note and the IR Firm, pursuant to which we agreed that promptly, but no later than 90 calendar days following the maturity date of the PPO Note (such maturity date originally being 90 calendar days after the closing of the PPO), we will file a registration statement with the SEC (the “Registration Statement”) covering (a) all of the PPO Shares issued in the PPO, (b) the Bridge Note Conversion Shares issued upon conversion of the Bridge Note, (c) the Lower Price Shares, if any, (d) the IR Firm Shares and (e) any shares of the Company common stock issued or issuable with respect to the PPO Shares, Conversion Shares and Lower Price Shares upon any stock split, dividend or other distribution, recapitalization or similar event (collectively, the “PPO/Bridge Note Conversion Registrable Shares”).  The Registration Rights Agreement provides that the Registration Statement also cover a percentage of the total number of shares issued to the former Tyme stockholders in connection with the Merger.  We are required to use commercially reasonable efforts to ensure that the Registration Statement is declared effective within 180 calendar days of filing with the SEC.  The Registration Rights Agreement originally provided that, if we are late in filing the Registration Statement or if the Registration Statement is not declared effective within 180 days of its filing with the SEC, liquidated damages payable in cash by us to the holders of the PPO/Bridge Note Conversion Registrable Shares that have not been so registered will commence to accrue at a rate equal to $0.01 per Conversion Share and $0.025 per PPO Share for each full month that (i) we are late in filing the Registration Statement or (ii) the Registration Statement is late in being declared effective by the SEC; provided, however, that in no event shall the aggregate of any such per share liquidated damages exceed $0.08 per Conversion Share and $0.20 per PPO Share.  Subsequent to June 30, 2015, pursuant to the Second Omnibus Amendment, (x) the holders of the PPO/Bridge Note Conversion Registrable Shares irrevocably waived their rights to any damages for the late filing or effectiveness of the Registration Statement and (y) the amount of shares that the former-Tyme stockholders may include in such registration statement was increased to 15% of the total number of shares such stockholders received in connection with the Merger.

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

For accounting purposes, the acquisition of Tyme by our Company was considered a reverse acquisition, an acquisition transaction where the acquired company, Tyme, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction.  The primary reason the transaction was treated as a purchase by Tyme rather than a purchase by our Company was because we were a public reporting shell company with limited operations and Tyme’s stockholders gained majority control of the outstanding voting power of our equity securities through their collective ownership of a majority of the outstanding shares of Company common stock.  Consequently, reverse acquisition accounting will be applied to the transaction.  No additional goodwill or intangible assets are anticipated to be recognized in conjunction with the completion of the Merger.

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

On March 5, 2015, our then board of directors adopted and our then stockholders approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), which reserves a total of 10,000,000 shares of the Company common stock for issuance under the 2015 Plan.  No more than an aggregate of 3,333,333 shares of Company common stock may be awarded during the twelve months following the 2015 Plan adoption.  The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of Company common stock on the date of the grant.  Through June 30, 2015, we have made one grant under the 2015 Plan.  On May 15, 2015, the Company appointed a new Chief Financial Officer.  The new officer has entered into an employment agreement with the Company that requires the officer to expend one-third of his working time to the Company for which he will be compensated at the rate of $80,000 per annum.  The new officer was also granted a five-year option to purchase 150,000 shares of Company common stock at $7.75 per share.  The option will vest with respect to 75,000 shares on November 15, 2015 and the remaining 75,000 shares will vest on May 15, 2016.  Vesting is dependent upon the new officer being in the Company’s employment on the applicable vesting date.

On March 10, 2015, our board of directors enacted an independent director compensation policy and also authorized compensation to a special advisor to our board substantially identical to such independent director compensation policy.  Under such independent director compensation policy, each of those directors meeting the NASDAQ stock market definition of independent director are entitled to receive annual compensation in the amount of $100,000, one-half to be paid in cash on a quarterly basis, in arrears, and the remaining one-half of the compensation to be paid in the form of Company common stock on a quarterly basis, in arrears, with the shares valued at the closing sale price of the Company common stock on the last trading day of the applicable quarterly period.  Accordingly, with respect to the six months ended June 30, 2015, the Company issued to its three independent directors and special advisor an aggregate of 13,132 shares of Company common stock as non-cash compensation.

Critical Accounting Policies

Note 2 to our Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q sets forth a summary of our significant accounting policies.

Preparation of Financial Statements; Going Concern

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern.  We have incurred losses and negative cash flows from operations since inception (July 26, 2013) and have an accumulated deficit of $11,524,296 as of June 30, 2015 and $4,172,572 as of December 31, 2014.  We anticipate incurring additional losses until such time, if ever, that we can generate significant revenues from our products currently in development.  Our primary sources of liquidity to date have been the issuance of shares of our common stock, convertible promissory notes and contributed capital by our founders.  Substantial additional financing will be needed to fund our operations and to commercially develop our product candidates.  There is no assurance that such financing will be available when needed or on acceptable terms.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Net loss for the three months ended June 30, 2015 was $1,750,286, compared to $153,864 for the three months ended June 30, 2014.  Net loss for the six months ended June 30, 2015 was $7,351,724 compared to $288,558 for the six months ended June 30, 2014.

Revenues and Other Income

During the three and six month periods ended June 30, 2015 and 2014, we did not realize any revenues from operations.  We do not anticipate recognizing any revenues until such time as one of our products has been approved for marketing by appropriate regulatory authorities or we enter into collaboration or licensing arrangement, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended June 30, 2015, operating costs and expenses totaled $1,750,286, compared to $146,733  for the three months ended June 30, 2014, representing an increase of $1,603,553.  Operating costs and expenses were comprised of the following:

▪

Research and development expenses were $790,692 for the three months ended June 30, 2015, compared to $37,500 for the three months ended June 30, 2014, representing an increase of $753,192.  All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform.  We expect to incur further and larger amounts of research and development expenditures as we plan to prepare for and look to execute on a Phase II clinical trial of SM-88 upon regulatory approval to proceed with such trial.  Future research and development expenditures are subject to successfully raising the required capital needed to fund such research and development activities and securing the necessary people and processes to direct our activities.

▪

Salary expense was $323,000 for the three months ended June 30, 2015, of which $150,500 relates to salary payments to research and development personnel and $172,500 represents salary payments to non-research and development personnel.  There were no salary payments to non-research and development personnel during the three months ended June 30, 2014.

▪

Consulting expenses were $260,103 for amounts due to consultants assisting in the development of our clinical plan and related timelines for the three months ended June 30, 2015, which had not been incurred in the three months ended June 30, 2014.  Consulting expenses are anticipated to vary between future accounting periods as we continue to develop our products and seek governmental approval of such products.

▪

General and administrative expenses were $959,594 for the three months ended June 30, 2015 compared to $109,233 for the three months ended June 30, 2014, representing an increase of $850,361.  We expect our general and administrative expenses, subject to securing ongoing funding, to increase as our operations grow.  Key ongoing drivers for our general and administrative expenses may include legal, accounting, auditing and other costs associated with our planned research and development activities in support of contracts and potential international patent-related activities; costs associated with migrating to a public company; corporate office expenses; and further costs associated with hiring employees.

For the six months ended June 30, 2015, operating costs and expenses totaled $3,848,423, compared to $274,594 for the six months ended June 30, 2014, representing an increase of $3,573,829.  Operating costs and expenses were comprised of the following:

▪

Research and development expenses were $1,305,009 for the six months ended June 30, 2015, compared to $140,163 for the six months ended June 30, 2014, representing an increase of $1,164,846.  All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform.

▪

Salary expense was $442,472 for the six months ended June 30, 2015, representing the initiation of salary payments to research and development personnel.  There was no such corresponding salary expense in the six months ended June 30, 2014.

▪

Consulting expenses were $412,362 for amounts due to consultants assisting in the development of our clinical plan and related timelines for the six months ended June 30, 2015, which had not been incurred in the six months ended June 30, 2014.  Consulting expenses are anticipated to vary between future accounting periods as we continue to develop our products and seek governmental approval of such products.

▪

General and administrative expenses were $2,543,414 for the six months ended June 30, 2015, compared to $134,131 for the six months ended June 30, 2014, representing an increase of $2,408,983.  We expect our general and administrative expenses, subject to securing ongoing funding, to increase as our operations grow.

▪

Transaction costs associated with the Merger totaled approximately $1,000,000 for the six months ended June 30, 2015 and relate to professional fees incurred in respect of legal, accounting and audit.  There were no such transaction costs incurred in the six months ended June 30, 2015.

▪

Salary expense was $549,293 for the six months ended June 30, 2015, representing the initiation of salary payments to non-research and development personnel.  There were no salary payments to non-research and development personnel in the six months ended June 30, 2014.

▪

Interest expense for the three months ended June 30, 2015 was $-0-, compared to $7,131 for the three months ended June 30, 2014.  Contemporaneous with the closing of the Merger, the Bridge Note in the principal amount of $2,310,000 was converted into 2,310,000 shares of Company common stock.  On March 5, 2015, the mandatory conversion feature of the Bridge Note was amended to a set fixed conversion amount such that, upon conversion, the Bridge Note purchaser would receive one share of Company common stock for each $1.00 of principal of the Bridge Note outstanding as of the date of the mandatory conversion.  We evaluated the modification to the conversion rate as an inducement to convert the Bridge Note and concluded that it provided the purchaser of the Bridge Note an incremental value of $3,465,000, which is included as interest expense on the consolidated statement of operations for six months ended June 30, 2015.  We recorded interest expense of $38,301 on the Bridge Note during the six months ended June 30, 2015.

Liquidity and Capital Resources

At June 30, 2015, we had cash of $2,977,469, working capital of $2,347,683, and stockholders’ equity of $2,362,705.

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Six Months Ended June 30,
	2015	2014

Net cash used in operating activities	$(3,553,482)	$(53,063)
Net cash used in investing activities	—	(2,710)
Net cash provided by financing activities	6,521,227	92,000

Operating Activities

Our cash used in operating activities in the six months ended June 30, 2015 totaled $3,553,482, which is the sum of (i) our net loss of $7,351,724, adjusted for non-cash expenses totaling $4,633,252 (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) decreases in operating assets and liabilities of $835,010.

Our cash used in operating activities in the six months ended June 30, 2014 totaled $53,063, which is the sum of (i) our net loss of $288,558, adjusted for non-cash expenses totaling $2,422 (which includes adjustments for depreciation and amortization), and (ii) changes in operating assets and liabilities providing $233,073.

Investing Activities

During the six months ended June 30, 2015, no monies were spent for property and equipment.

During the six months ended June 30, 2014, we spent $2,710 for property and equipment.

Financing Activities

During the six months ended June 30, 2015, our financing activities consisted of the following:

▪

Contemporaneous with the closing of the Merger, the Company completed a private placement of 2,716,000 shares of Company common stock for gross proceeds of $6,790,000 (of which, $4,290,000 was tendered in cash and the remaining subscription price paid by the delivery of the PPO Note in the principal amount of $2,500,000).

▪	We raised gross proceeds of $960,000 through the additional funding under and the corresponding amendment and restatement of the Bridge Note.

▪	We received $1,250,000 from the partial collection of the stock subscription receivable representing 50% of the principal amount of the PPO Note.

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

▪	An officer of the Company paid $32,761 for laboratory supplies for which an expense report was submitted and approved at the end of the June 30, 2015 quarter.

Liquidity and Capital Requirements Outlook

Liquidity

We anticipate requiring additional capital in order to fund the development of our product candidates, as well as to engage in strategic transactions.  The most significant funding needs are anticipated to be in connection with the conduct of a Phase II clinical study for which we are preparing an Investigational New Drug application (the “IND”).  We anticipate filing the IND with the U.S. Food and Drug Administration in 2015.

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

Payment of the remaining principal balance of the PPO Note ($1,250,000) is due within five business days of our providing the maker of the PPO Note of evidence of our filing of the IND with the FDA.  The failure to receive such funds when due could have an adverse impact on our ability to proceed with our development of our SM-88 drug candidate, including the conducting of regulatory-required trials and submissions of data and other reports and filings with the FDA, in accordance with our current business plan.  However, even with receipt of such funds, we anticipate seeking additional funding, through sales of debt and/or equity securities, loans, grants and/or partnerships and collaborations, in order to proceed with our development and business plans.

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

Our management is therefore responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Prior to the reverse triangular merger with Tyme Technologies, Inc. (“Tyme Tech”), Tyme was a privately held company that was not required to have financial controls and procedures, nor was there a requirement that Tyme’s management conduct periodic assessments of the financial controls and procedures then in place.  For the quarter ended March 31, 2015, we carried out an initial evaluation of the effectiveness of the design and operation of our disclosure controls and procedures in preparation to the filing of our first Form 10-Q following the Merger.  This was conducted under the supervision and with the participation of our senior management at the time, consisting of Steve Hoffman, Chief Executive Officer and President, and Michael Demurjian, Chief Operating Officer and Executive Vice President.  From April 1, to May 15, 2015, Messrs. Hoffman and Demurjian also acted as Co-Chief Financial Officers of our Company.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, and in light of the material weaknesses found in our internal controls over financial reporting, senior management concluded that our disclosure controls and procedures were not effective.

Robert Dickey IV joined our Company on May 15, 2015 as Chief Financial Officer.  Unlike the prior quarter, the evaluation for the quarter ended June 30, 2015 did include our current Chief Financial Officer.  In addition, on March 10, 2015, we expanded our Board of Directors with the addition of three independent directors.  Such independent directors now constitute a majority of our Board.

As of June 30, 2015, our senior management, now consisting of Steve Hoffman, Chief Executive Officer and President, Michael Demurjian, Chief Operating Officer and Executive Vice President, and Robert Dickey IV, Chief Financial Officer and Vice President - Finance, assessed the effectiveness of our Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, we believe that, during the fiscal quarter ended June 30, 2015, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

•

lack of a functioning audit committee and, prior to March 10, 2015, a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

•	inadequate segregation of duties consistent with control objectives; and

•	ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by Messrs. Hoffman, Demurjian and Dickey in connection with their review of our financial statements as of June 30, 2015.  In addition, our management noted further control and procedures deficiencies, including those relating to segregation of duties over cash disbursements and the prompt analysis of the financial impact of all transaction to which we are a party.

Our management believes that the material weaknesses set forth above did not have an effect on our financial results.  However, our management believes that the lack of an audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

•

Assuming we are able to secure additional working capital, we will create additional positions in order to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function.

•

We also plan to appoint one or more independent directors to an audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We issued, effective as of June 30, 2015, an aggregate of 5,884 shares (the “June 30, 2015 Shares”) of our common stock to our three independent directors and an advisor to our board of directors, in accordance with our independent director compensation policy and our agreement with such advisor.  We believe that the issuance of the June 30, 2015 Shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) of the Securities Act as such issuance did not involve any public offering.

Other than the June 30, 2015 Shares, we did not sell any unregistered securities during the three month period ended June 30, 2015, or subsequent period through the date of this Quarterly Report on Form 10-Q.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

We disseminated a press release, dated August 14, 2015, reporting our results of operations for the quarter ended June 30, 2015 and other financial and related information.  A copy of such press release has been made Exhibit 99.1 to this Quarterly Report on Form 10-Q.

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

10.22

Omnibus Amendment, dated as of June 5, 2015, among Tyme Technologies, Inc., Christopher Brown and GEM Global Yield Fund LLC SCS.  [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: June 5, 2015), filed with the SEC on June 10, 2015.]

10.23

Second Omnibus Amendment, dated as of July 23, 2015, among Tyme Technologies, Inc., Christopher Brown and GEM Global Yield Fund LLC SCS.  [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: July 23, 2015), filed with the SEC on July 23, 2015.]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.
32.1	Rule 1350 Certification of Chief Executive Officer.
32.2	Rule 1350 Certifications of Chief Financial Officer.
99.1	Press Release of Tyme Technologies, Inc., dated August 14, 2015.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2015

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Dickey IV
Robert Dickey IV
Vice-President - Finance and
Chief Financial Officer
(Principal Financial Officer)