Form 10-Q
period 2015-09-30
TYME TECHNOLOGIES, INC.
filed 2015-11-23
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2015

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

As of November 19, 2015, there were 86,026,371 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. (Includes 3,500,000 shares which have been place into escrow and are subject to surrender for cancelation.)

INTRODUCTORY COMMENT – USE OF TERMINOLOGY

Throughout this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” and “our” refers to Tyme Technologies, Inc. and, unless the context indicates otherwise, its direct and indirect subsidiaries on a consolidated basis.

BACKGROUND TO THIS FORM 10-Q

On March 11, 2015, we filed with the Securities and Exchange Commission (the “SEC”) a Current Report on Form 8-K (Date of Report: March 5, 2015) (the “Original Form 8-K”) which provided certain information concerning the merger (the “Merger”) of a newly formed subsidiary with and into a privately-held Delaware corporation, Tyme Inc. (“Tyme”), and the resulting change in control of our Company, along with other related matters, including, among other items, a change in our fiscal year. Prior to such merger, we were a “shell company,” as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the Merger, we have ceased to be a shell company. The information contained in the Original Form 8-K, together with the information contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014 constituted the then current “Form 10 information” necessary to satisfy the conditions contained in Rule 144(i)(2) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). However, under applicable SEC rules and telephone interpretations, we were required to amend the Original Form 8-K to provide the audited financial statements of Tyme at and for Tyme’s fiscal year ended December 31, 2014, additional pro forma financial information and other information concerning our Company that would be required to be disclosed by Tyme in an Annual Report on Form 10-K if Tyme had been subject to the Exchange Act Rules 13a-1 or 15a-1 with respect to Tyme’s fiscal year ended December 31, 2014. We amended the Original Form 8-K by filing a Form 8-K/A, Amendment No. 1 (“Amendment No. 1”), with the SEC, with an effective filing date of April 16, 2015, to provide such audited financial statements, pro forma financial information and other information. We refer to the Original Form 8-K as amended and supplemented by Amendment No. 1 as the “Merger Form 8-K.”

As a result of the Merger and other related transactions discussed in the Merger Form 8-K, among other matters, we discontinued our pre-Merger business and acquired the business of Tyme, a research and development company focused on developing drug candidates for the treatment of cancer in humans. We intend to continue the existing business operations of Tyme as our wholly-owned subsidiary. At the present time, we do not intend to operate any other business other than Tyme, although such operations may be conducted through one or more direct and/or indirect subsidiaries as we believe appropriate.

The Merger resulted in a change of control of our Company, as the number of shares of our common stock received by the pre-Merger stockholders of Tyme as the Merger consideration totaled approximately 79% of our common stock outstanding immediately following Merger and the contemporaneous consummation of the other transactions discussed in the Merger Form 8-K. In accordance with “reverse merger” accounting treatment, our historical financial statements as of and for periods ended prior to the Merger will be replaced with the historical financial statements of Tyme prior to the Merger in all future filings with the SEC with respect to periods ending on or after March 5, 2015, the date on which the Merger was consummated. Also in connection with the Merger, we changed our fiscal year to correspond with the fiscal year of Tyme, one that ends on December 31st of each calendar year. (Our prior fiscal year ended on November 30th of each calendar year.)  This Quarterly Report on Form 10-Q is the third periodic report we are filing based on our new fiscal year and, accordingly, is with respect to our quarter ended September 30, 2015 and contains our financial position and operational results of our Company, including, on a consolidated basis, those of Tyme, as well as the historical financial position and operational results of Tyme for its fiscal quarter ended September 30, 2014.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements in Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations. Any and all statements contained in this Form 10-Q that are not statements of historical fact may be deemed forward-looking statements. Terms such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “can,” “could,” “continue,” “develop,” “envision,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “probable,” “project,” “seek,” “projection,” “should,” “usually,” “will,” “would” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Form 10-Q may include, without limitation, statements regarding:

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

•

our future clinical trials, drug development activities and filings with applicable regulators, including, without limitation, the United States Food and Drug Administration (the “FDA”) and foreign regulators in jurisdictions we may choose to seek authority to market our drug candidates;

•	obtaining regulatory approval to market any of our product candidates; and

•	the assumptions underlying or relating to any statement described above.

Forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions which are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described in the forward-looking statements as a result of these risks, uncertainties and influences. Factors that may influence or contribute to the inaccuracy of our forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

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

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and any other cautionary statements that may accompany such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,894,966	$9,724
Prepaid and other assets	111,855	140,205
Total current assets	2,006,821	149,929

Property and equipment, net	13,948	17,170
Total assets	$2,020,769	$167,099

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and other current liabilities	$1,292,080	$1,290,415
Current maturities of senior secured bridge notes	—	1,350,000
Total current liabilities	1,292,080	2,640,415

Derivative liability of price protection feature	376,300	—
Total liabilities	1,668,380	2,640,415

Commitments and contingencies (See Note 8)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 and -0- shares authorized at September 30, 2015 and December 31, 2014, respectively, -0- shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 86,026,371 issued and outstanding at September 30, 2015, and 71,400,000 issued and 68,000,000 outstanding at December 31, 2014	8,603	6,800
Additional paid in capital	15,434,398	2,048,222
Subscription receivable	(1,250,000)	—
Accumulated deficit	(13,840,612)	(4,172,572)
Due from stockholders/members	—	(355,766)
Total stockholders’ equity (deficit)	352,389	(2,473,316)
Total liabilities and stockholders’ equity (deficit)	$2,020,769	$167,099

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	1,357,394	286,979	2,662,403	431,274
General and administrative	958,922	601,473	3,502,336	719,851
Total operating expenses	2,316,316	888,452	6,164,739	1,151,125
Loss from operations	(2,316,316)	(888,452)	(6,164,739)	(1,151,125)

Interest expense	—	30,544	3,503,301	44,509

Net loss	(2,316,316)	(918,996)	(9,668,040)	(1,195,634)
Loss attributable to noncontrolling interests	—	(83)	—	(10,956)
Loss attributable to controlling interests	$(2,316,316)	$(918,913)	$(9,668,040)	$(1,184,678)

Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.12)	$(0.02)

Basic and diluted weighted average shares outstanding	86,013,196	68,000,000	81,853,065	68,000,000

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2015

(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Due from Stockholders/	Total Stockholders’ Equity
	Shares	Amount	capital	receivable	deficit	Members	(Deficit)

Balance, January 1, 2015	68,000,000	$6,800	$2,048,222	$—	$(4,172,572)	$(355,766)	$(2,473,316)
Repayment of stockholder loans	—	—	—	—	—	355,766	355,766
Outstanding common shares of Tyme Technologies prior to merger	12,724,000	1,272	(1,272)	—	—	—	—
Issuance of common stock for services	250,000	25	624,975	—	—	—	625,000
Issuance of common stock in private placement offering for cash, net of associated expense	1,716,000	172	4,264,778	—	—	—	4,264,950
Issuance of common stock in private placement offering in exchange for subscription receivable	1,000,000	100	2,499,900	(2,500,000)	—	—	—
Issuance of common stock upon conversion of Bridge Note and accrued interest	2,310,000	231	2,404,243	—	—	—	2,404,474
Incremental value of the modification to Bridge Note conversion rate as an inducement to convert	—	—	3,465,000	—	—	—	3,465,000
Stock based compensation	26,371	3	212,497	—	—	—	212,500
Fair value of price protection feature associated with shares issued under the PPO and Bridge Note conversion	—	—	(376,300)	—	—	—	(376,300)
Amortization of employee stock options	—	—	292,355	—	—	—	292,355
Proceeds from the collection of stock subscription receivable	—	—	—	1,250,000	—	—	1,250,000
Net loss	—	—	—	—	(9,668,040)	—	(9,668,040)

Balance, September 30, 2015	86,026,371	$8,603	$15,434,398	$(1,250,000)	$(13,840,612)	$—	$352,389

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(9,668,040)	$(1,195,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,222	3,635
Issuance of common stock for services	625,000	—
Stock-based compensation	212,500	—
Amortization of employee stock options	292,355	—
Incremental value of the modification to the Bridge Note conversion rate as an inducement to convert	3,465,000	—
Changes in operating assets and liabilities -
Prepaid and other assets	28,350	(8,725)
Accounts payable and other current liabilities	96,139	225,042
Net cash used in operating activities	(4,945,474)	(975,682)

Cash flows from investing activities:
Purchases of property and equipment	—	(2,710)
Net cash used in investing activities	—	(2,710)

Cash flows from financing activities:
Capital contributions - noncontrolling interest	—	25,000
Changes in due from stockholders/members	355,766	(149,600)
Proceeds from Bridge Note	960,000	1,100,000
Proceeds from private placement offering	4,264,950	—
Proceeds from issuance of convertible notes	—	200,000
Proceeds from the collection of stock subscription receivable	1,250,000	—
Net cash provided by financing activities	6,830,716	1,175,400
Net increase in cash	1,885,242	197,008
Cash and cash equivalents - beginning of period	9,724	92,620
Cash and cash equivalents - end of period	$1,894,966	$289,628

Supplemental Cash Flow Information:
Cash paid for interest and income taxes are as follows:
Interest	$—	$—
Income taxes	$675	$—

Noncash investing and financing activities:
Conversion of the Bridge Note and all accrued interest into shares of common stock	$2,404,474	$—
Issuance of subscription receivable for shares issued in conjunction with private placement offering	$2,500,000	$—
Derivative liability associated with the price protection feature of shares of common stock issued in PPO and Bridge Note conversion	$376,300	$—
Conversion of $1.126 million of convertible debt into 106.6 shares of common stock; simultaneously, stockholders surrendered an equal amount of their own common stock, thereby having no change in the total number of shares outstanding	$—	$1,152,242
Luminant member advances assigned in buyout of noncontrolling interest	$—	$1,100,703
Contribution of noncontrolling interests by stockholders of Tyme Inc.	$—	$1,990,737

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

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

The Merger resulted in Tyme becoming a wholly-owned subsidiary of Tyme Tech. Tyme is a clinical-stage biopharmaceutical company focused on the development and commercialization of highly targeted cancer therapeutics with a broad range of oncology indications. Tyme was incorporated in Delaware in 2013 and its operations to date have been directed primarily toward developing business strategies, research and development activities and preparing for clinical trials for its product candidates. Tyme, and now the Company, has focused its research and development efforts on a proprietary platform technology for which it retains global intellectual property (“IP”) and commercial rights. The Company is currently formulating its regulatory and drug development program for its lead drug candidate, SM-88, and working towards the initiation of its first Phase II clinical trial. Subsequent to September 30, 2015, the Company’s Investigational New Drug Application for its SM-88 drug candidate for breast cancer patients (the “IND”) was accepted by the United States Food and Drug Administration (the “FDA”). The Company is also evaluating the expansion of its Phase II program to other types of cancer.

Reverse Triangular Merger

On March 5, 2015, Tyme Tech consummated a reverse triangular merger whereby a newly formed subsidiary formed specifically for the transaction merged with and into Tyme. The Merger resulted in Tyme becoming a wholly-owned subsidiary of Tyme Tech and the stockholders of Tyme as of immediately prior to the effective time of the Merger, receiving, in the aggregate, common stock of the Company equal to approximately 79% of the total number of shares of Company common stock outstanding immediately following such issuance to such former Tyme stockholders (34,000 shares of Company common stock for every one share of Tyme common stock outstanding as of the closing of the Merger). Contemporaneous with the closing of the Merger, among other matters, the Company completed a private placement offering (the “PPO”) of 2,716,000 shares of Company common stock (the “PPO Shares”) for gross proceeds of $6,790,000 (of which, $4,264,000 was tendered in cash and the remaining subscription price paid by the delivery of a three-month promissory note in the principal amount of $2,500,000 (“PPO Note”). In addition, a Tyme convertible promissory note in the principal amount of $2,310,000 (the “Bridge Note”) was converted into 2,310,000 shares (the “Bridge Note Shares”) of Company common stock. The foregoing aggregate 79% ownership of the post-Merger Company by the former Tyme stockholders was calculated giving effect to the issuances of Company common stock in the PPO, the conversion of the Bridge Note and surrender of stock for cancellation by certain stockholders of the Pre-Merger Company. The purchaser of the PPO Shares and party receiving the Bridge Shares upon conversion of the Bridge Note were granted certain registration rights with respect to such shares (such shares being collectively referred to as the PPO/Bridge Note Conversion Registrable Shares”). The PPO Note was originally secured by the escrow of 5,000,000 shares of Company common stock pursuant to a Subscription Note Shares Escrow Agreement, dated as of March 5, 2015 (the “Subscription Note Escrow Agreement”). As originally provided in the Subscription Note Escrow Agreement, to the extent that the PPO Note was not paid at or prior to its maturity date of June 5, 2015, the escrowed shares would be forfeited for cancellation at the rate of one share for every $0.50 of PPO Note principal not paid. The Company received a payment of $1,250,000 in June 2015 and the maturity date on the remaining principal amount of the PPO Note was extended to July 6, 2015 pursuant to an Omnibus Amendment, dated  as of June 5, 2015 (the “First Omnibus Amendment”). The Company entered into a Second Omnibus Amendment as of July 23, 2015 (the “Second Omnibus Amendment”), pursuant to which the terms of certain agreements entered into in connection with the  Merger were modified and amended. Under the Second Omnibus Amendment, (x) the Company agreed to the extension of the maturity date of the remaining $1,250,000 outstanding amount due under the PPO Note to a date  five business days following the Company providing the maker of the PPO Note of written evidence that an Investigational New Drug Application for the Company’s SM-88 drug candidate has been submitted by the Company to the FDA, (y) the holder of all of the PPO/Bridge Note Conversion Registrable Shares irrevocably waived any right to damages, including any liquidated damages, with respect to the date of filing or the effective date of the registration statement contemplated by a Registration Rights Agreement entered into in connection with the consummation of the Merger and PPO and (z) the amount of shares that the former-Tyme stockholders may include in such registration statement was increased to 15% of the total number of shares such stockholders received in connection with the Merger. (See Note 9. Stockholders’ Equity - Subscription Receivable.)

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

(Continued)

At the point of Merger and since inception, Tyme Tech was essentially a “public reporting shell” with no substantive business operations. As such, Tyme Tech had no revenues and operating profits that require separate identification.

The Merger established a public forum for the Company. Subject to executing on the Company’s goals, management envisages that the public forum may help the Company secure necessary future funding in the public markets as the Company further develops its business as a clinical-stage biopharmaceutical enterprise focused on the development and commercialization of highly targeted cancer therapeutics for humans with a broad range of oncology indications.

The transaction costs associated with the Merger relate to professional fees incurred in respect of legal, accounting and audit. All such transaction costs total approximately $1,000,000 and are included in general and administrative expenses.

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

In conjunction with the reverse acquisition, Tyme Tech changed its fiscal year-end from November 30 to December 31, the historical fiscal year-end of Tyme. Assets, liabilities and equity of the Company continue to be that of the operating company, Tyme. No additional goodwill or intangible assets were recognized in conjunction with the completion of the Merger. The capital structure, including the number and type of shares issued appearing in the consolidated balance sheets for the periods presented, reflects that of the legal parent, Tyme Tech, including the shares issued to effect the reverse acquisition after the Merger and the capital structure of Tyme modified by the 34,000-for-1 exchange ratio in the Merger for the periods prior to the consummation of the Merger. (See Note 9. Stockholders’ Equity.)

The accompanying unaudited condensed consolidated financial statements of the Company at September 30, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial statements, instructions to the SEC’s Form 10-Q and the SEC’s Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with Tyme’s financial statements and notes thereto included in the Company’s Form 8-K/A (Amendment No. 1) filed with the SEC on April 16, 2015 (the “Merger Form 8-K”). In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended September 30, 2015 and 2014 presented are not necessarily indicative of the results to be expected for a full year. The December 31, 2014 balance sheet has been derived from the audited financial statements of Tyme included in the Merger Form 8-K.

Going Concern

The Company has incurred losses and negative cash flows from operations since inception (July 26, 2013) and has an accumulated deficit of approximately $13,841,000 as of September 30, 2015 and $4,173,000 as of December 31, 2014. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its products currently in development. The Company’s primary sources of liquidity to date have been the issuance of common stock, convertible promissory notes and contributed capital by its founders. Substantial additional financing will be needed by the Company to fund its operations and to seek applicable FDA and foreign governmental authorization to commercially market its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

(Continued)

Management is evaluating different strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, additional funding from current or new investors, officers and directors; borrowings of debt; and/or a public offering of the Company’s equity or debt securities. There can be no assurance that any of these future-funding efforts will be successful.

The Company is subject to those risks associated with any specialty pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants, as well as third party contractors.

Note 2. Summary of Significant Accounting Policies.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Tyme Tech and its subsidiaries, Tyme and Luminant. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimation include the fair value of the Company underlying the conversion feature of the senior secured bridge notes, derivative value associated with the price protection feature of shares of Company common stock issued in connection with the PPO and Bridge Note conversion and stock-based compensation. Actual results could differ from such estimates.

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

Prepaid Assets

Prepaid assets represent expenditures made in advance of when the economic benefit of the cost will be realized, and which will be expensed in future periods with the passage of time or when a triggering event occurs.

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

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

(Continued)

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include fixed assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three and nine months ended September 30, 2015 and for the year ended December 31, 2014, the Company determined that there was no impairment of its long-lived assets.

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

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company has provided a full valuation allowance on its deferred tax assets that consists of cumulative net operating losses of approximately $9,530,000 for the period from inception (July 26, 2013) to September 30, 2015. Due to the Company’s cumulative loss position, history of operating losses and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

The Company had no unrecognized tax benefits at September 30, 2015 and December 31, 2014. The tax years, which currently remain subject to examination by major tax jurisdictions as of September 30, 2015, are the years ended 2011 through 2014. In addition, the Company had no income tax related penalties or interest for periods presented in these consolidated financial statements.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views their operations and manages their business in one segment.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

(Continued)

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash. Cash is deposited with major banks and, at times, such balances with any one financial institution may be in excess of FDIC insurance limits. The Company exceeded the FDIC limit of $250,000 by approximately $1,651,000 at September 30, 2015. Although the Company has exceeded the federally insured limit, it has not incurred losses related to these deposits. Management monitors the Company’s accounts with these institutions to minimize credit risk.

Derivative Liabilities

Accounting standards require presentation of derivative liabilities at fair value. The Company’s price protection feature in the shares of Company common stock issued in the PPO and Bridge Note conversion are measured at fair value using widely accepted fair value methodologies. Derivative liabilities are adjusted to reflect fair value at the end of each reporting period, with any change in the fair value being recorded in results of operations as other income or expense. For the quarter ended September 30, 2015, management deemed that no adjustment was required.

Earnings per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earning per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Company common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period. At September 30, 2015 and 2014, the calculation excludes any potential dilutive common shares and any equivalents as they would have been anti-dilutive as the Company had losses for the periods then ended.

Stock-based Compensation

The Company follows the authoritative guidance for accounting for stock-based compensation in ASC 718, “Compensation-Stock Compensation.”  The guidance requires that new stock-based payment transactions be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense in the period in which they become vested. (See Note 10. Equity Incentive Plan.)

Recent Accounting Pronouncements

In August 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements upon adoption.

In February 2015, FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations and simplifies the current US GAAP requirements by reducing the number of consolidation models. The guidance is effective for fiscal years and interim reporting periods beginning on or after December 15, 2015. The Company does not expect this standard to have a material impact on its statements of operations, statements of cash flows or financial position.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

(Continued)

Note 3. Property and Equipment, Net.

Property and equipment, net consisted of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)

Furniture and fixtures	$21,463	$21,463
Less: accumulated depreciation	7,515	4,293
	$13,948	$17,170

Depreciation expense was $3,222 and $3,635 for the nine months ended September 30, 2015 and 2014, respectively.

Note 4. Accounts Payable and Other Current Liabilities.

Accounts payable and other current liabilities consisted of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)

Interest	$—	$56,174
Legal	495,880	844,602
Consulting	462,331	43,314
Accounting and auditing	13,323	272,913
Research and development	261,270	58,750
Salaries	54,847	—
Other	4,429	14,662
	$1,292,080	$1,290,415

Note 5. Debt.

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

September 30, 2015

(Unaudited)

(Continued)

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

For the nine months ended September 30, 2015 and 2014, the Company recorded interest expense on the Convertible Notes amounting to $-0- and $20,387, respectively.

On July 11, 2014, Tyme received $1,100,000 in proceeds from the issuance of a convertible promissory note (the “Bridge Note”) from an affiliate of GEM Global Yield Fund, LLC SCS (“GEM”). The Bridge Note bears interest at a rate of 10% per year, maturing fifteen months from the date of issue and was secured by all assets of Tyme. The Bridge Note was mandatorily convertible into Company common stock upon the closing of the PPO. To secure certain obligations relating to the Bridge Note and the then proposed merger, Tyme issued in the name of the purchaser of the Bridge Note but placed into escrow 3,400,000 shares of Company common stock. These shares were not deemed outstanding, but would either be delivered to the Bridge Note purchaser or returned to Tyme for cancellation pursuant to the terms of a Termination Shares Escrow Agreement, dated as of July 11, 2014, among  Tyme, the purchaser of the Bridge Note and the escrow agent.

On November 24, 2014, the purchaser of the Bridge Note loaned Tyme an additional $250,000. In connection with the funding of such loan, the Bridge Note was amended and restated to reflect a principal amount of $1,350,000.

On January 15, 2015, the purchaser of the Bridge Note loaned Tyme a further $960,000. In connection with the funding of such further loan, the Bridge Note was amended and restated to reflect a principal amount of $2,310,000. On March 5, 2015, the Bridge Note was further amended and restated to the effect that the mandatory conversion feature was amended to a set fixed conversion amount such that, upon mandatory conversion, the Bridge Note purchaser would receive one share of Company common stock (each, a “Bridge Note Conversion Share”) for each $1.00 of principal of the Bridge Note outstanding as of the date of the mandatory conversion. The Company evaluated the modification to the conversion rate as an inducement to convert the Bridge Note and concluded that it provided the purchaser of the Bridge Note an incremental value of $3,465,000, which is included as interest expense on the consolidated statement of operations for the nine months ended September 30, 2015.

The Company recorded interest expense of $38,301 and $-0- during the nine months ended September 30, 2015 and 2014, respectively, on the Bridge Note. The aggregate outstanding principal and accrued interest balance at September 30, 2015 and December 31, 2014 was $-0- and $1,406,174, respectively.

Note 6. Derivative Liability.

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

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

(Continued)

The Company has determined that this anti-dilution protection is a freestanding financial instrument that will be carried as a liability at fair value. Management has measured this derivative at fair value and recognized the derivative value as a current liability and recorded the derivative value on the consolidated balance sheet. The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. The model incorporates various assumptions related to the Company’s stock price and ascribes a probability based on management’s expectation that such assumptions would occur. Changes in the fair values of the derivative are recognized in earnings in the current period. During the three months ended March 31, 2015, the Company recorded a derivative liability of $376,300 related to the anti-dilution protection. The Company has determined that no fair value adjustment was required as of September 30, 2015.

Note 7. Stockholders’ Equity.

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

Common Stock

Authorized, Issued and Outstanding

The Company is authorized to issue 300,000,000 shares of common stock, each with a par value of $0.0001, of which 86,026,371 were issued and outstanding at September 30, 2015 and 71,400,000 shares were issued and 68,000,000 shares outstanding at December 31, 2014. The 3,400,000 shares issued but not outstanding at December 31, 2014 were held in escrow to secure certain obligations of Tyme to the holder of the Bridge Note.

Prior to the Merger, the Company conducted a 4.3334-for-1 forward stock split. The Merger resulted in the Company issuing a total of 68,000,000 shares of Company common stock to the Pre-Merger Tyme stockholders. As a result of the Merger and its accounting treatment as a reverse acquisition, stockholders’ equity (deficit) has been presented to reflect such stock split and stock issuances as of the earliest period presented in these consolidated financial statements. (See Note 1. Nature of Business and Basis of Presentation – Reverse Triangular Merger.)

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

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

(Continued)

Liquidation

In the event of the liquidation, dissolution, or winding-up of the Company, holders of Company common stock will be entitled to receive all assets of the Company available for distribution to its stockholders.

Stock Grants

On March 10, 2015, the Company adopted an independent director compensation policy and also adopted compensation policy with respect to a special advisor to the Company’s board of directors. Under such independent director compensation policy, each of those directors meeting the NASDAQ stock market definition of independent director is entitled to receive annual compensation in the amount of $100,000, one-half to be paid in cash on a quarterly basis, in arrears, and the remaining one-half of the compensation to be paid in the form of Company common stock on a quarterly basis, in arrears, with the shares valued at the closing sale price of the Company common stock on the last trading day of the applicable quarterly period. The special advisor is being compensated in the same manner as the independent directors. Effective as of September 30, 2015, the Company established a Scientific and Medical Advisory Board, five individuals were appointed as members of such advisory board and a compensation policy for the advisory board’s members, substantially identical to the compensation policy for the Company’s independent directors, was adopted.

Accordingly, as compensation payable with respect to the nine months ended September 30, 2015, the Company issued to its three independent directors, special advisor and five advisory board members an aggregate of 26,371 shares of Company common stock (7,248 shares as of March 31, 2015, 5,884 shares as of June 30, 2015 and 13,239 shares as of September 30, 2015), which were valued at the closing sale price of the Company common stock on the last trading day of each of the quarters ended during 2015 ($6.90 per share with respect to the quarter ended March 31, 2015 and $8.50 per share with respect to the quarters ended June and September 30, 2015).

Subscription Receivable

Contemporaneous with the closing of the Merger, the Company completed a private placement of 2,716,000 shares of Company common stock for gross proceeds of $6,765,000 of which $4,265,000 was paid in cash. The remaining subscription price was paid by the delivery of a three-month promissory note in the principal amount of $2,500,000 (the “PPO Subscription Note”). (See Note 1. Nature of Business and Basis of Presentation - Reverse Triangular Merger.)  On June 5, 2015, in accordance with the First Omnibus Amendment, the Company received $1,250,000, representing one-half of the principal amount of the PPO Subscription Note, and the maturity date of the PPO Subscription Agreement was extended to July 6, 2015. The First Omnibus Amendment, among other matters, also made corresponding adjustments to the Subscription Note Escrow Agreement and authorized the release of 2,500,000 of the 5,000,000 shares of Company common stock initially placed into escrow under such agreement.

Effective as of July 23, 2015 and pursuant to a Second Omnibus Amendment (the “Second Omnibus Amendment”), the maturity date of the PPO Subscription Note was further extended to the fifth business day following the date on which the Company notifies the maker of the PPO Subscription Note that the Company had filed with the United States Food and Drug Administration (the “FDA”) an Investigational New Drug Application (an “IND”) for the Company’s SM-88 drug candidate. Such IND was received by the FDA on September 21, 2015, and notice of such was given on September 25, 2015. The Company received the balance of the PPO Subscription Note on October 16, 2015 and the remaining 2,500,000 shares were released from escrow.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

(Continued)

Registration Rights Agreement

In connection with the PPO, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchaser in the PPO, the holder of the Bridge Note and an investor relations consulting firm who was retained at the time of the Merger (the “IR Firm”) and received 250,000 shares  (the “IR Firm Shares”) of the Company common stock for agreeing to provide certain investor relations services, pursuant to which the Company agreed to promptly, but no later than 90 days following the maturity date of the PPO Note (such maturity date initially being 90 calendar days after the closing of the PPO), file a registration statement with the SEC (the “Registration Statement”) covering (a) all of the PPO Shares issued in the PPO, (b) the Bridge Note Conversion Shares issued upon conversion of the Bridge Note, (c) the Lower Price Shares, if any, (d) the IR Firm Shares and (e) any shares of the Company common stock issued or issuable with respect to the PPO Shares, Conversion Shares and Lower Price Shares upon any stock split, dividend or other distribution, recapitalization or similar event. The Merger Agreement provided that the Registration Statement may also cover 9% of the total number of shares issued to the former stockholders of Tyme in connection with the Merger. Under the Registration Rights Agreement, the Company is required to use commercially reasonable efforts to ensure that the Registration Statement is declared effective within 180 calendar days of filing with the SEC. If the Company is late in filing the Registration Statement or if the Registration Statement is not declared effective within 180 days of its filing with the SEC, liquidated damages payable in cash by the post-Merger Parent to the holders of the PPO Shares and Bridge Note Conversion Shares (collectively, the “PPO/Bridge Note Conversion Registrable Shares”) that have not been so registered will commence to accrue at a rate equal to $0.01 per Conversion Share and $0.025 per PPO Share for each full month that (i) the Company is late in filing the Registration Statement or (ii) the Registration Statement is late in being declared effective by the SEC; provided, however, that in no event shall the aggregate of any such per share liquidated damages exceed $0.08 per Conversion Share and $0.20 per PPO Share (the “Registration Rights Agreement Liquidated Damages”). The required filing date of the Registration Statement to avoid the imposition of such liquidated damages was extended by an additional 31 days pursuant to the First Omnibus Amendment.

The Registration Rights Agreement was further modified by the Second Omnibus Amendment to the effect of (x) the holder of all of the PPO/Bridge Note Conversion Registrable Shares agreeing to irrevocable waive any right to damages for the late filing and/or effectiveness of the registration statement contemplated by the Registration Rights Agreement and (y) the total number of shares that can be registered by the former-Tyme stockholders was increased to 15% of the total number of shares issued to them in connection with the Merger.

Note 8. Commitments and Contingencies.

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities. Substantially all of these agreements and arrangements are on an as needed basis.

A condition to consummating the Merger was that the Company retain the IR Firm to provide investor relations’ services to the Company and issue to the IR Firm the IR Firm Shares. Upon consummation of the Merger, the IR Firm was retained and the IR Firm Shares were issued. The appropriate accounting for the IR Firm Shares, which represents in substance a payment to a service provider, has been reflected as a charge to operations in the amount of $625,000 and is included among general and administration expenses.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

(Continued)

Employment Agreements

On March 5, 2015, the Company entered into employment agreements with its Chief Executive Officer and Chief Operating Officer. Under these agreements, each of such two executive officers will be entitled to an annual base salary of $450,000 and such performance bonuses as the Company’s board of directors may determine, from time to time, in its sole discretion. The base salaries will be reviewed annually (commencing in 2016) by the Company’s board of directors; provided that the base salaries may not be decreased from their then current levels due to any board review. The employment agreements each have a term of five years; provided, however, that, commencing on the first anniversary of the dates of the agreements and on each anniversary thereafter, the term shall automatically be extended by one year, such that, at any time during the term of the agreement, the remaining employment term shall never be less than four years and one day. If the executive is terminated without “Cause” (as defined in the agreements) or for “Good Reason” (as defined in the agreements), the executive will be entitled to receive his base salary plus any accrued but unpaid performance bonus, with the base salary payable at the same intervals as the base salary would have been payable if the termination had not occurred. If the employment is terminated for “Cause,” or in the case of the executive’s death or disability, the executive will only be entitled to his base salary through the termination date, plus any accrued and unpaid performance bonus as of the termination date.

On May 15, 2015, the Company appointed a new Chief Financial Officer. The new officer has entered into an employment agreement with the Company that requires the officer to expend one-third of his working time to the Company for which he will be compensated at the rate of $80,000 per annum. The new officer was also granted a five-year option to purchase 150,000 shares of Company common stock at $7.75 per share. The option vested with respect to 75,000 shares on November 15, 2015 and the remaining 75,000 shares will vest on May 15, 2016. Vesting is dependent upon the new officer being in the Company’s employment on the applicable vesting date. (See Note 10. Equity Incentive Plan – Stock Options.)

Legal Proceedings

The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations or cash flows.

Note 9. Related Party Transactions.

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

Note 10. Equity Incentive Plan.

On March 5, 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved, the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). A reserve of 10,000,000 shares of Company common stock has been established for issuance under the 2015 Plan. No more than an aggregate of 3,333,333 shares of common stock may be awarded during the twelve months following the 2015 Plan adoption. Awards under the 2015 Plan may include, but need not be limited to, one or more of the following: options, stock appreciation rights, restricted stock, performance grants, stock bonuses, and any other type of award deemed by the administrator to be consistent with the purposes of the 2015 Plan. The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of the Company common stock on the date of the grant and have a term of no greater than ten years from the date of grant. As of September 30, 2015, there were 9,850,000 shares available for grant under the 2015 Plan.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

(Continued)

Stock Options

As of September 30, 2015, there was $475,343 of total unrecognized compensation related to non-vested stock options. The cost is expected to be recognized over the remaining period of the options which are expected to vest through 2016.

During the nine months ended September 30, 2015 and 2014, $292,355 and $0, respectively, has been recognized as stock based compensation in general and administrative expense.

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

The assumptions utilized to determine such values are presented in the following table:

	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Risk free interest rate	1.65%	N/A
Expected volatility	82.90%	N/A
Expected term	5 years	N/A
Dividend yield	0%	N/A

The following is a summary of the status of the Company’s stock options as of September 30, 2015:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2014	—	$—
Granted	150,000	$7.75
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2015	150,000	$7.75
Grant date fair value	$ 5.12

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Price	Number Outstanding at September 30, 2015	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at September 30, 2015	Weighted Average Exercise Price	Aggregate Intrinsic Value

$ 7.75	150,000	$ 7.75	4.6	$ 112,500	—	$ 7.75	$ —

The intrinsic value is calculated as the excess of the market value of September 30, 2015 over the exercise price of the option. The market value as of September 30, 2015 was $8.50 as reported by the OTC Market, Inc.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

(Continued)

Note 12. Subsequent Events.

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of consolidated financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its interim financial statements as of September 30, 2015 and for the three and nine months then ended, management of the Company determined that there were no reportable subsequent event(s) to be disclosed, except as follows:

Pursuant to the Merger Agreement, the Company would have been required to issue 1,333,333 shares of Company common stock to the Pre-Merger Company stockholders in the event that the Company conducts an offering of at least $20,000,000 at a pre-money Company valuation between $200,000,000 and $400,000,000 with such offering proceeds placed in escrow on or before the date which was five months following the consummation of the Merger. The Merger Agreement further provided that, if the pre-money valuation on which the raised funds were placed into escrow was less than $200,000,000, or if no money was raised within such five month period, up to 3,500,000 shares of Company common stock were required to be surrendered for cancellation. Such 3,500,000 shares were placed into escrow pursuant to an Adjustment Shares Escrow Agreement entered into at the time of Merger Closing (the “Adjustment Shares Escrow Agreement”). The date on which the offering funds were required to be placed into escrow was extended under the terms of the Second Omnibus Amendment to November 5, 2015. No offering was consummated, nor were any offering funds placed into escrow. On November 10, 2015, the Company advised the escrow agent of such facts and demanded the surrender for cancellation of the 3,500,000 shares placed into escrow under the Adjustment Shares Escrow Agreement. Under the Adjustment Shares Escrow Agreement, the depositor of such escrowed shares had until November 18, 2015 to challenge the Company’s demand for surrender of the Escrowed Shares. On November 18, 2015, the Company received notice from the depositor of such 3,500,000 shares disputing the grounds for the surrender for cancelation of those shares. The Company intends to challenge such dispute notice. Until resolved, by court order or otherwise, the 3,500,000 shares shall remain in escrow.

On October 16, 2015, the Company received $1,250,0000 the remaining balance due under the PPO Note. Upon receipt of such funds, the Company notified the escrow agent under the Subscription Note Escrow Agreement of such receipt and authorized the release of the 2,500,000 shares that were then being held in escrow under such agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

We were originally formed in Florida on November 22, 2011, to produce, market and sell an ultra-premium vodka product to retailers. We were not successful in our efforts and we turned our efforts towards seeking, investigating and, if such investigation warranted, engaging in a business combination with a private entity whose business presents an opportunity for our stockholders.

Effective as of September 18, 2014, we (then constituting a Florida corporation with the name Global Group Enterprises Corp.) reincorporated in the State of Delaware by merging into our wholly-owned Delaware subsidiary, Tyme Technologies, Inc., which was formed on August 22, 2014 specifically for this purpose (the “Reincorporation”). Tyme Technologies, Inc. was the surviving corporation in such merger. As a result of the Reincorporation, among other things, (i) we changed our name to Tyme Technologies, Inc., (ii) we changed our jurisdiction of incorporation from Florida to Delaware, (iii) we increased our authorized capital stock from 250,000,000 shares of common stock, $0.0001 par value per share, to 300,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share, (iv) each share of Global Group Enterprises Corp.’s common stock outstanding at the time of the Reincorporation was automatically converted into 4.3334 shares of Tyme Technologies, Inc.’s common stock, with the result that the 12,000,000 shares of common stock outstanding immediately prior to the Reincorporation were converted into 52,000,800 shares of common stock outstanding immediately thereafter. All share and per share numbers in this Quarterly Report on Form 10-Q relating to our common stock prior to the Reincorporation have been adjusted to give effect to this conversion, unless otherwise stated. Subsequent to the Reincorporation, Global Group Enterprises Corp. ceased to exist.

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

We are in the process of evaluating our short- and long-term financing requirements in order to effectuate our business plan. As of the date of this Current Report on Form 10-Q, we have no agreements or arrangements in place with respect to the raising of funds. We anticipate that we will seek to raise required capital by the issuance of equity or debt securities, through private or public offerings or by other means. We have no such arrangements or plans currently in effect and our inability to raise funds could have a severe adverse effect on our ability to become a viable company. In addition, no assurance can be given that we will be able to obtain funds on favorable terms, if at all.

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

As a result of the Split-Off Transaction and Merger, we discontinued our pre-Merger business and acquired the business of Tyme, a research and development company focused on developing drug candidates for the treatment of cancer in humans. We intend to continue the existing business operations of Tyme as our wholly-owned subsidiary. At the present time, we do not intend to operate any other business other than Tyme, although such operations may be conducted through one or more direct and/or indirect subsidiaries as we believe appropriate.

In connection with the consummation of the Merger, we changed our fiscal year from a fiscal year ending on November 30th of each calendar year to one ending on December 31st of each calendar year, which is the historical fiscal year of Tyme and which is the fiscal year basis for the financial statements presented herewith.

The Merger resulted in Tyme becoming a wholly-owned subsidiary of our Company and the stockholders of Tyme as of immediately prior to the effective time of the Merger, receiving, in the aggregate, Company common stock equal to approximately 79% of the total number of shares of Company common stock outstanding immediately following such issuance to such former Tyme stockholders (34,000 shares of Company common stock for every one share of Tyme common stock outstanding as of the closing of the Merger) and giving effect to other transactions consummated contemporaneously with the Merger, including the Split-Off Transaction, the closing of a private placement of Company common stock and conversion of a promissory note of Tyme as discussed below.

Contemporaneous with the closing of the Merger, among other matters, we completed a private placement of 2,716,000 shares of Company common stock (the “PPO Shares”) for gross proceeds of $6,790,000 (of which, $4,264,000 was tendered in cash and the remaining subscription price paid by the delivery of a three-month promissory note in the principal amount of $2,500,000 (“PPO Note”)). In addition, a convertible promissory note of Tyme (the “Bridge Note”), in the outstanding principal amount of $2,310,000, was converted into 2,310,000 shares of Company common stock (the “Bridge Note Conversion Shares”). Further, as a condition to the completion of the Merger, an aggregate of 26,276,600 shares of Company common stock held by certain Pre-Merger Company Stockholders were surrendered to the Company for cancellation. The foregoing aggregate 79% ownership of our post-Merger Company by the former Tyme stockholders was calculated giving effect to the issuances of Company common stock in the Merger, our private placement, the conversion of the Bridge Note and the surrender and cancellation of shares of Company common stock. The PPO Note was originally secured by the escrow of 5,000,000 shares of Company common stock. The PPO Note had an original maturity date of June 5, 2015. Under an Omnibus Amendment, dated as of June 5, 2015, among Christopher Brown, GEM Global Yield Fund LLC SCS (“GEM”) and us, among other matters, GEM made a payment to us equal to one-half of the original principal amount of the PPO Note and we extended the maturity date with respect to the balance due under the PPO Note ($1,250,000 in principal amount) to July 6, 2015. GEM’s obligation to pay the amounts due under the PPO Note was originally secured by the escrow of 5,000,000 shares of our common stock owned by GEM pursuant to the Subscription Note Shares Escrow Agreement, dated March 5, 2015, among GEM, us and an escrow agent. Upon receipt of one-half of the PPO Note, 2,500,000 of such shares were released from escrow and the remaining 2,500,000 shares remained in escrow. We entered into a Second Omnibus Amendment as of July 23, 2015 (the “Second Omnibus Amendment”), pursuant to which, among other matters, we agreed to the extension of the maturity date of the remaining $1,250,000 outstanding amount due under the PPO Note to a date which is five business days following our providing the maker of the PPO Note of written evidence that the IND for our SM-88 drug candidate has been submitted by us to the FDA. The IND was received by the FDA on September 21, 2015 and notice of such was given to the maker of the PPO Note on September 25, 2015. Subsequent to September 30, 2015, the remaining $1,250,000 PPO Note balance was paid and we authorized the release of the 2,500,000 shares then remaining in escrow under the Subscription Note Shares Escrow Agreement.

Another condition to consummating the Merger was that we retain a firm (the “IR Firm”) to provide investor relations’ services to our Company and we allocated 250,000 shares (the “IR Firm Shares”) of Company common stock for issuance to such firm upon the consummation of the Merger. The IR Firm Shares were issued effective the closing date of the Merger of March 5, 2015. The appropriate accounting for the IR Firm Shares, which represents in substance a payment to a service provider, is reflected as a charge to operations on the accompanying financial statements.

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

In connection with the PPO, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchaser in the PPO, the holder of the Bridge Note and the IR Firm, pursuant to which we agreed that promptly, but no later than 90 calendar days following the maturity date of the PPO Note (such maturity date originally being 90 calendar days after the closing of the PPO), we will file a registration statement with the SEC (the “Registration Statement”) covering (a) all of the PPO Shares issued in the PPO, (b) the Bridge Note Conversion Shares issued upon conversion of the Bridge Note, (c) the Lower Price Shares, if any, (d) the IR Firm Shares and (e) any shares of the Company common stock issued or issuable with respect to the PPO Shares, Conversion Shares and Lower Price Shares upon any stock split, dividend or other distribution, recapitalization or similar event (collectively, the “PPO/Bridge Note Conversion Registrable Shares”). The Registration Rights Agreement provides that the Registration Statement also cover a percentage of the total number of shares issued to the former Tyme stockholders in connection with the Merger. We are required to use commercially reasonable efforts to ensure that the Registration Statement is declared effective within 180 calendar days of filing with the SEC. The Registration Rights Agreement originally provided that, if we are late in filing the Registration

Statement or if the Registration Statement is not declared effective within 180 days of its filing with the SEC, liquidated damages payable in cash by us to the holders of the PPO Shares and Bridge Note Conversion Shares (collectively, the “PPO/Bridge Note Conversion Registrable Shares”) that have not been so registered will commence to accrue at a rate equal to $0.01 per Conversion Share and $0.025 per PPO Share for each full month that (i) we are late in filing the Registration Statement or (ii) the Registration Statement is late in being declared effective by the SEC; provided, however, that in no event shall the aggregate of any such per share liquidated damages exceed $0.08 per Conversion Share and $0.20 per PPO Share. Pursuant to the Second Omnibus Amendment dated July 23, 2015, (x) the holders of the PPO/Bridge Note Conversion Registrable Shares irrevocably waived their rights to any damages for the late filing or effectiveness of the Registration Statement and (y) the amount of shares that the former-Tyme stockholders may include in such registration statement was increased to 15% of the total number of shares such stockholders received in connection with the Merger.

At the point of Merger and since inception, we were essentially a “public reporting shell” with no substantive business operations. As such, we had negligible revenues and operating profits that require separate identification.

The transaction costs associated with the Merger relate to professional fees incurred in respect of legal, accounting and audit of Tyme’s financial statements. All of such transaction costs, being associated with the final Merger and issuance of equity, have been expensed as incurred and total approximately $1,000,000.

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

On May 15, 2015, the Company appointed a new Chief Financial Officer. The new officer has entered into an employment agreement with the Company that requires the officer to expend one-third of his working time to the Company for which he will be compensated at the rate of $80,000 per annum. The new officer was also granted a five-year option to purchase 150,000 shares of Company common stock at $7.75 per share. The option vested with respect to 75,000 shares on November 15, 2015 and the remaining 75,000 shares will vest on May 15, 2016. Vesting is dependent upon the new officer being in the Company’s employment on the applicable vesting date.

On March 10, 2015, our board of directors enacted an independent director compensation policy and also authorized compensation to a special advisor to our board substantially identical to such independent director compensation policy. Under such independent director compensation policy, each of those directors meeting the NASDAQ stock market definition of independent director are entitled to receive annual compensation in the amount of $100,000, one-half to be paid in cash on a quarterly basis, in arrears, and the remaining one-half   of the compensation to be paid in the form of Company common stock on a quarterly basis, in arrears, with the shares valued at the closing sale price of the Company common stock on the last trading day of the applicable quarterly period. Accordingly, with respect to the nine months ended September 30, 2015, the Company issued to its three independent directors and special advisor an aggregate of 26,371 shares of Company common stock as non-cash compensation.

On March 5, 2015, our then board of directors adopted and our then stockholders approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), which reserves a total of 10,000,000 shares of the Company common stock for issuance under the 2015 Plan. No more than an aggregate of 3,333,333 shares of Company common stock may be awarded during the twelve months following the 2015 Plan adoption. The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of Company common stock on the date of the grant. Through September 30, 2015, we have issued an aggregate of 26,371 shares of Company common stock and granted an option to purchase 150,000 shares under the 2015 Plan.

Critical Accounting Policies

Note 2 to our Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q sets forth a summary of our significant accounting policies.

Preparation of Financial Statements; Going Concern

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. We have incurred losses and negative cash flows from operations since inception (July 26, 2013) and have an accumulated deficit of approximately $13,841,000 as of September 30, 2015 and $4,173,000 as of December 31, 2014. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenues from our products currently in development. Our primary sources of liquidity to date have been the issuance of shares of our common stock, convertible promissory notes and contributed capital by our founders. Substantial additional financing will be needed to fund our operations and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Net loss for the three months ended September 30, 2015 was $2,316,316, compared to $918,996 for the three months ended September 30, 2014. Net loss for the nine months ended September 30, 2015 was $9,668,040 compared to $1,195,634 for the nine months ended September 30, 2014. The increase in the net losses for the three and nine months ended September 30, 2014, as compared to the net losses for the 2014 three and nine month periods, is due to increased operating costs and expenses in the 2015 three and nine month periods, as highlighted below.

Revenues and Other Income

During the three and nine month periods ended September 30, 2015 and 2014, we did not realize any revenues from operations. We do not anticipate recognizing any revenues until such time as one of our products has been approved for marketing by appropriate regulatory authorities or we enter into collaboration or licensing arrangement, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended September 30, 2015, operating costs and expenses totaled $2,316,316, compared to $888,452 for the three months ended September 30, 2014, representing an increase of $1,427,864. Operating costs and expenses were comprised of the following:

▪

Research and development expenses were $1,357,394 for the three months ended September 30, 2015, compared to $286,979 for the three months ended September 30, 2014, representing an increase of $1,070.415. All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. We expect to incur further and larger amounts of research and development expenditures as we prepare for and conduct one or more Phase II clinical trials of SM-88 and related studies and investigations. Future research and development expenditures are subject to successfully raising the required capital needed to fund such research and development activities and securing the necessary people and processes to direct our activities. Research and development activities primarily consist of the following:

▪

Salary expense, representing salary payments to research and development personnel, was $150,500 for the three months ended September 30, 2015, compared to $129,500 for the three months ended September 30, 2014, an increase of $21,000 between the comparable periods. We anticipate such salary expenses to increase in future periods as we retain additional personnel for anticipated increased research and development activities in the future.

▪

Consulting and study expenses for amounts incurred in the development of our clinical plan and related timelines were $525,344 for the three months ended September 30, 2015, compared to $142,800 for the three months ended September 30, 2014. These expenses are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

▪	For the three months ended September 30, 2015 there was $540,000 of expenses incurred in connection with the acquisition of manufactured samples to be used in testing.

▪

General and administrative expenses were $958,922 for the three months ended September 30, 2015, compared to $601,473 for the three months ended September 30, 2014, representing an increase of $357,449. We expect our general and administrative expenses, subject to securing ongoing funding, to increase as our operations grow. Key ongoing drivers for our general and administrative expenses may include legal, accounting, auditing and other costs associated with our planned research and development activities in support of contracts and potential international patent-related activities; costs associated with migrating to a public company; corporate office expenses; and further costs associated with hiring employees.

For the nine months ended September 30, 2015, operating costs and expenses totaled $6,164,739, compared to $1,151,125 for the nine months ended September 30, 2014, representing an increase of $5,013,614. Operating costs and expenses were comprised of the following:

▪

Research and development expenses were $2,662,403 for the nine months ended September 30, 2015, compared to $431,274 for the nine months ended September 30, 2014, representing an increase of $2,231,129. All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. Research and development activities primarily consist of the following:

▪

Salary expense for research and development personnel was $592,972 for the nine months ended September 30, 2015, compared to $129,500 for the nine months ended September 30, 2014, representing a $463,472 increase between the comparable periods.

▪

Consulting and study expenses were $1,298,386 for the nine months ended September 30, 2015, compared to $204,000 for the nine months ended September 30, 2014, representing an increase of $1,094,386 between the comparable periods. These types of expenses are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

▪	For the nine months ended September 30, 2015, there was $540,000 of expenses incurred in connection with the acquisition of manufactured samples to be used in testing.

▪

General and administrative expenses were $3,502,336 for the nine months ended September 30, 2015, compared to $719,851 for the nine months ended September 30, 2014, representing an increase of $2,782,485. We expect our general and administrative expenses, subject to securing ongoing funding, to increase as our operations grow. The general and administrative expenses include:

▪

Transaction costs associated with the Merger totaled approximately $1,000,000 for the nine months ended September 30, 2015 and relate to professional fees incurred in respect of legal, accounting and auditing of Tyme’s financial statements. There were no such transaction costs incurred in the nine months ended September 30, 2014.

▪

Salary expense for non-research and development personnel was $723,893 for the nine months ended September 30, 2015, compared to $237,500 for the nine months ended September 30, 2014, representing a $486,393 increase between the comparable periods. We expect to incur further increases in salary expense for non-research and development personnel as we continue to implement our business plan.

Interest charges for the nine months ended September 30, 2015 was $3,503,301, compared to $44,509 for the nine months ended September 30, 2014. Contemporaneous with the closing of the Merger, the Bridge Note in the principal amount of $2,310,000 was converted into 2,310,000 shares of Company common stock. On March 5, 2015, the mandatory conversion feature of the Bridge Note was amended to a set fixed conversion amount such that, upon conversion, the Bridge Note purchaser would receive one share of Company common stock for each $1.00 of principal of the Bridge Note outstanding as of the date of the mandatory conversion. We evaluated the modification to the conversion rate as an inducement to convert the Bridge Note and concluded that it provided the purchaser of the Bridge Note an incremental value of $3,465,000, which is included as interest expense on the consolidated statement of operations for nine months ended September 30, 2015. We recorded interest expense of $38,301 on the Bridge Note during the nine months ended September 30, 2015.

Liquidity and Capital Resources

At September 30, 2015, we had cash of $1,894,966, working capital of $338,441 and stockholders’ equity of $352,389.

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Nine Months Ended September 30,
	2015	2014

Net cash used in operating activities	$(4,945,474)	$(975,682)
Net cash used in investing activities	—	(2,710)
Net cash provided by financing activities	6,830,716	1,175,400

Operating Activities

Our cash used in operating activities in the nine months ended September 30, 2015 totaled $4,945,474, which is the sum of (i) our net loss of $9,668,040, adjusted for non-cash expenses totaling $4,598,077 (which includes adjustments for equity-based compensation, depreciation and amortization and noncash conversion), and (ii) changes in operating assets and liabilities of $124,489.

Our cash used in operating activities in the nine months ended September 30, 2014 totaled $975,682, which is the sum of (i) our net loss of $1,195,634, adjusted for non-cash expenses totaling $3,635 (which includes adjustments for depreciation and amortization), and (ii) changes in operating assets and liabilities providing $216,317.

Investing Activities

During the nine months ended September 30, 2015, we spent $0 for property and equipment.

During the nine months ended September 30, 2014, we spent $2,710 for property and equipment.

Financing Activities

During the nine months ended September 30, 2015, our financing activities consisted of the following:

▪

Contemporaneous with the closing of the Merger, the Company completed a private placement of 2,716,000 shares of Company common stock for gross proceeds of $6,790,000 (of which, $4,265,000 was tendered in cash and the remaining subscription price paid by the delivery of the PPO Note in the principal amount of $2,500,000). Payment under the PPO Note of $1,250,000 was received in June of 2015 and payment of the remaining $1,250,000 was received subsequent to September 30, 2015.

▪	We raised gross proceeds of $960,000 in January of 2015 through the additional funding under and the corresponding amendment and restatement of the Bridge Note.

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

Liquidity and Capital Requirements Outlook

Liquidity

We anticipate requiring additional capital in order to fund the development of our product candidates, as well as to engage in strategic transactions. The most significant funding needs are anticipated to be in connection with preparing for and conducting one or more Phase II clinical trials of our SM-88 drug candidate and related studies and investigations. The IND for SM-88 for a study involving breast cancer patients was accepted by the FDA in October of 2015. We are evaluating the expansion of the Phase II program to other forms of cancer.

To meet our short and long-term liquidity needs, we currently expect to use existing cash balances and a variety of other means, including potential issuances of debt or equity securities in public or private financings, option exercises, and partnerships and/or collaborations. The demand for the equity and debt of biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. In addition, we expect to seek as appropriate grants for scientific and clinical studies. There can be no assurance that we will be successful in qualifying for or obtaining such grants

We believe that our current cash balances will be sufficient to fund the business through the next six to nine months.

While we will continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital generating efforts may worsen as existing resources are used.

Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and our stock price may not reach levels necessary to induce option exercises. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of our drug candidates or raise funds on terms that we currently consider unfavorable.

Seasonality

The Company does not believe that its operations are seasonal in nature.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

•	lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

•	inadequate segregation of duties consistent with control objectives; and

•	ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by Messrs. Hoffman, Demurjian and Dickey in connection with their review of our financial statements as of September 30, 2015. In addition, our management noted further control and procedures deficiencies, including those relating to segregation of duties over cash disbursements and the prompt analysis of the financial impact of all transactions to which we are a party.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

•

Assuming we are able to secure additional working capital, we will create additional positions in order to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. In the meantime, beginning in our fiscal quarter ended September 30, 2015, we retained an accounting and financial reporting advisory firm with significant experience with publicly held companies to assist management in the accounting function and in implementing and enhancing our internal controls over financial reporting.

•

We intend to design and implement centralized and automated enhancements to the processing of invoices to assure standardized supplier setup and proper entry by invoice type into our accounts payable system. These enhancements will also incorporate adherence to signing authorities as part of check run processing and ensure the completion of timely month end reconciliation procedures for accounts payable and accrued expenses.

•	We also plan to appoint one or more independent directors to an audit committee, which will undertake audit oversight and other duties normally performed by audit committees of public companies.

Changes in Internal Control over Financial Reporting

As noted above, we intend to form an audit committee. We anticipate that such audit committee will discuss with management, including our Chief Financial Officer, and our independent registered public accounting firm, the status of our financial controls and procedures and determine what changes are necessary to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with US GAAP. We anticipate that a number of changes in our financial controls and procedures will be made in the ensuing periods.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We issued, effective as of September 30, 2015, an aggregate of 13,239 shares (the “September 30, 2015 Shares”) of our common stock to our three independent directors, an advisor to our board of directors and the five members of our scientific and medical advisory board, in accordance with our independent director compensation policy, our agreement with such advisor and our scientific and medical advisory board compensation policy. We believe that the issuance of the September 30, 2015 Shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) of the Securities Act as such issuance did not involve any public offering.

Other than the September 30, 2015 Shares, we did not sell or issue any unregistered securities during the three month period ended September 30, 2015, or subsequent period through the date of this Quarterly Report on Form 10-Q.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

We disseminated a press release, dated November 23, 2015, reporting our results of operations for the quarter ended September 30, 2015 and other financial and related information. A copy of such press release has been made Exhibit 99.1 to this Quarterly Report on Form 10-Q.

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

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.
32.1*	Rule 1350 Certification of Chief Executive Officer.
32.2*	Rule 1350 Certifications of Chief Financial Officer.
99.1*	Press Release of Tyme Technologies, Inc., dated November 23, 2015.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

__________

*  Filed Herewith.

†  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 23, 2015

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Dickey IV
Robert Dickey IV
Vice-President - Finance and
Chief Financial Officer
(Principal Financial Officer)