Form 10-K/A
period 2015-12-31
TYME TECHNOLOGIES, INC.
filed 2016-04-29
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-K/A

(Amendment No. 1)

____________

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to__________

Commission File Number 0-50481

____________

TYME TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

____________

Delaware (State or other jurisdiction of incorporation or organization)	45-3864597 (I.R.S. Employer Identification No.)

48 Wall Street – Suite 1100 New York, New York (Address of principal executive offices)	11022 (Zip Code)

Registrant’s telephone number, including area code: 646-205-1603

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

As of March 31, 2016, the registrant had 87,611,370 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Tyme Technologies, Inc. (referred to as “we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 (the “Original Form 10-K”). Unless the context indicates otherwise, references to the Company or similar terms includes our direct and indirect wholly-owned subsidiaries, Tyme, Inc. (“Tyme”), and Luminant Biosciences, LLC (“Luminant”). The purpose of this Form 10-K/A is to replace Part III, Item 10 through Item 14, previously intended to be incorporated by reference to the Company’s definitive proxy statement filed pursuant to Regulation 14A in connection with the Company’s 2016 Annual Meeting of Stockholders. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, the Company is including with this Form 10-K/A certain new certifications by its principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as set forth above, the Company has not modified or updated disclosures presented in the Original Form 10-K to reflect events or developments that have occurred after the date of the Original Form 10-K. This Form 10-K/A does change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Original Form 10-K.

CORPORATE BACKGROUND OF THE COMPANY

On March 11, 2015, we filed with the SEC a Current Report on Form 8-K (Date of Report: March 5, 2015) which provided certain information concerning the merger (the “Merger”) of a newly formed subsidiary of the Company with and into Tyme. Tyme, then a privately-held Delaware corporation, and the resulting change in control of our Company, along with other related matters, including, among other items, a change in our fiscal year (the “Original Form 8-K”). The Original Form 8-K was supplemented and amended by our filing with the SEC, effective April 16, 2015, a Form 8-K/A, Amendment No. 1 (“Amendment No. 1”). We refer to the Original Form 8-K, as supplemented and amended by Amendment No. 1, in this discussion as the “Merger Form 8-K.”

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

The Merger resulted in Tyme becoming a wholly-owned subsidiary of our Company and the stockholders of Tyme as of immediately prior to the effective time of the Merger, receiving, in the aggregate, Company common stock equal to approximately 79% of the total number of shares of Company common stock outstanding immediately following such issuance to such former Tyme stockholders (34,000 shares of Company common stock for every one share of Tyme common stock outstanding as of the closing of the Merger) and giving effect to other transactions consummated contemporaneously with the Merger, including the Split-Off Transaction, the closing of a private placement of Company common stock and conversion of a promissory note of Tyme, as discussed below under Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

At the point of Merger and since inception, we were essentially a “public reporting shell” with no substantive business operations. As such, we had negligible revenues and operating profits that require separate identification.

TYME TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K/A

-i -

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are the names of and certain information regarding our current executive officers, our directors and the Special Advisor to our Board of Directors:

Name	Age	Position(s)	Date Elected to Our Board of Directors
Steve Hoffman	52	Director, Chief Executive Officer and Chief Science Officer	March 5, 2015 *
Michael Demurjian	48	Director, Chief Operating Officer and Executive Vice President	March 5, 2015 *
Dr. Giuseppe Del Priore	54	Chief Medical Officer	N/A
Robert Dickey IV	60	Vice President and Chief Financial Officer	N/A
Patrick G. LePore	59	Director	March 10, 2015
Dr. Gerald Sokol	71	Director	March 10, 2015
Timothy C. Tyson	62	Director	March 10, 2015

__________

*Messrs. Hoffman and Demurjian served as the sole directors of Tyme since its formation on July 26, 2013.

In addition to our directors and executive officers, Tommy G. Thompson, 74, serves as Special Advisor to our Board of Directors.

Our directors are elected at our annual stockholders’ meetings, and each will serve until the next annual meeting of our stockholders and until their respective successors are elected and qualified.  Directors are to be elected by a plurality of the votes cast at the annual meeting of our stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the number of directors then serving on our board of directors constitutes a quorum for the purpose of the transaction of business at a meeting of our board.  Directors must be present at the meeting for the purpose of determining a quorum.  However, any action required or permitted to be taken by our board may be taken without a meeting if all members of the board consent in writing to the action.

Executive officers are appointed by our board of directors and each serves at the board’s pleasure.

The principal occupation and business experience during the past five years for our executive officers, directors and Special Advisor to our Board of Directors are as follows:

Steve Hoffman has served as Chief Executive Officer of Tyme since its formation in July 2013 and as a manager of Luminant since its formation in September 2011.  In such roles and continuing with his position as Chief Executive Officer, Chief Science Officer and President of our Company, he supervises the development of our product candidates.  He has over 25 years of holding a variety of senior management positions with companies in the chemistry, aerospace and laser optics fields.  Prior to the establishment of Luminant, Mr. Hoffman was a co-founder and, from 1993 to 2007, Chief Technology Officer of Mikronite Technologies Group Inc., a developer, licensor and marketer of material surfacing technologies for various manufacturing processes and applications.  At Mikronite, Mr. Hoffman supervised its implementation of proprietary technology.  He has received numerous patents and has pending other patent applications, including a patent and three patent applications that have been assigned to our Company.  His efforts on behalf of Mikronite were recognized by The Home Depot and Lowe’s with a Best New Product award and an Innovative Technology award from the New Jersey Manufacturers Association.  Mr. Hoffman attended New York University and Rutgers University with a concentration in mechanical engineering from 1980 to 1984 and continued his studies under the direct supervision of the chairman of the physics department at the University of Michigan specializing in physics and electro-optics.

Michael Demurjian has served as Chief Operating Officer of Tyme since its formation in July 2013 and as a manager of Luminant since its formation in September 2011.  In such roles and continuing with his position as Chief Operating Officer and Executive Vice President of our Company, he leads the research teams in development, studies and data collection for our submissions to regulatory authorities, including the FDA.  Prior to the establishment of Luminant, Mr. Demurjian was a co-founder and, from 1993 to 2007, Director of Marketing of Mikronite Technologies Group, Inc., a developer, licensor and marketer of material surfacing technologies for various manufacturing processes and applications.  At Mikronite, Mr. Demurjian established all marketing activities and functions, marketing research and analysis, marketing strategy, implementation planning, project, process and vendor management organizational management and leadership.  His efforts on behalf of Mikronite were recognized by The Home Depot and Lowe’s with a Best New Product award and an Innovative Technology award from the New Jersey Manufacturers Association.  Mr. Demurjian received a BA in Economics from New York University in 1986.

Dr. Giuseppe Del Priore joined the Company as Chief Medical Officer in November of 2015. Prior to joining the Company, he served as founding National Director of Gynecologic Oncology of Cancer Treatment Centers of America (CTCA) from October 2013 to July 2015 and as its Southeastern Regional Director from October 2013 to November 2015.  Dr. Del Priore also served on our Scientific and Medical Advisory Board from April 2015 to November 2015.  Prior to CTCA, from January 2010 to December 2013, Dr. Del Priore was Professor and Director of Gynecologic Oncology at the Indiana University School of Medicine in Indianapolis, where he directed its gynecologic oncology fellowship program and continues to teach.  He previously also served as Director of Gynecologic Oncology at New York Downtown Hospital, Montefiore Medical Center, and Bellevue Hospital in New York City, as well as Assistant Director of Gynecologic Oncology at New York University School of Medicine.  Dr. Del Priore earned his Doctor of Medicine with Distinction in Research from State University of New York Downstate Medical Center in Brooklyn.  He studied at The City University of New York’s Brooklyn College in a combined Bachelor of Arts/Doctor of Medicine Program, earning both degrees in seven years.  Dr. Del Priore graduated magna cum laude with a Bachelor of Arts in Philosophy and was valedictorian of his medical school class.  He received his Master of Public Health in Biostatistics and Epidemiology from the University of Illinois at Chicago and completed other training at Northwestern University and the University of Rochester.  U.S. News and World Report named Dr. Del Priore one of its “Best Doctors” in 2011 and 2012.  He is an active researcher and prolific writer.  He has authored and published more than 170 papers, book chapters and abstracts and written three books.  Dr. Del Priore has received two patents and has others pending.  He has served on several committees and organizations, including current appointments at the Society of Gynecologic Oncologists; and previously the Gynecologic Oncology Group, a National Cancer Institute Cooperative Group.  He is also an examiner for the American Osteopathic Association Board of Obstetrics and Gynecology, Gyn Oncology subspecialty section.  In his free time, Dr. Del Priore has given back to his community by serving as a volunteer physician part of the National Association of Free and Charitable Clinics; a volunteer firefighter in Westchester County, New York; an auxiliary police officer with the New York Police Department; and a volunteer ambulance driver with the Bay Ridge Ambulance Volunteer Organization.

Robert Dickey IV joined the Company as Vice President - Finance and Chief Financial Officer in May of 2015, on a part-time basis, and transitioned to full-time status in January of 2016.  He has over 20 years of management experience at life sciences companies, including positions as a chief financial officer, chief operating officer and chief executive officer and board member, following a career as an investment banker.  He has specific expertise in financing, mergers and acquisitions, partnering/licensing transactions and project management, as well as international finance experience.  He served from August 2013 to January 2015 as the Chief Financial Officer of NeoStem, Inc. (now Caladrius Biosciences, Inc.), a publicly-traded, revenue stage regenerative medicines company focused on cellular therapies for oncology, cardiology and autoimmune disease that also has a contract manufacturing service business.  Prior to that, he was Senior Vice President from November 2008 to August 2013 at Hemispherx Biopharma, Inc., a publicly-traded company developing the first therapy for chronic fatigue syndrome.  Prior to Hemispherx, from 2007 to 2008, Mr. Dickey was Senior Vice President, Chief Financial Officer and Business Unit Manager at StemCyte, Inc., an umbilical cord stem cell therapeutics company.  Mr. Dickey’s other management experience includes leadership positions at Protarga, Inc., a company developing cancer therapies, and Locus Pharmaceuticals, a company involved in computational drug design.  Since 2013, he has served on the Board of Directors of Sanuthera, Inc., a medical device company with an FDA-approved therapy for tinnitus and was part-time Chief Financial Officer at BeyondSpring Pharmaceuticals, a clinical stage oncology company with its most advanced program in Phase III, from October 2015 to February 2016.  Previously, he spent 18 years as an investment banker, 14 of those at Lehman Brothers, with a background split between mergers and acquisitions and capital markets transactions across a variety of industries.  Mr. Dickey earned an MBA degree from The Wharton School, University of Pennsylvania and an AB degree in Economics from Princeton University.

Patrick G.  LePore served as Chairman, CEO and President of Par Pharmaceuticals, Inc. (NYSE: PRX) from September 2006 through November 2012.  Par is a healthcare company focusing on the development, licensing, manufacturing and distributing of generic and branded drugs, with facilities in New York, California and Chennai, India.  Through Mr. LePore’s leadership, Par increased its value and market presence during his tenure culminating in its sale to Texas Pacific Group (TPG) in a going private transaction.  Mr. LePore transitioned to Chairman of the new company beginning in November 2012.  Mr. LePore’s leadership in the pharmaceutical industry has spanned both private and public sectors with board and operational experience in each.  His experience includes building and running a large pharmaceutical service business as well as a fully integrated manufacturing business.  Mr. LePore’s unique background makes him one of a handful of pharmaceutical executives with an in depth knowledge of the brand, generics and pharmaceutical service industries.  He began his career with Hoffmann La Roche and then founded Boron LePore and Associates, a medical communications company, which he took public in 1997 and was eventually sold to Cardinal Health in 2002.  As an accomplished and respected life science executive, Mr. LePore has extensive experience in all areas of executive management including human resources, executive development, strategic planning, mergers and acquisition, business development, investor relations and corporate governance.  He also brings over 30 years of industry relationships and an impeccable reputation among his colleagues.  Throughout his career, Mr. LePore has served on nonprofit and corporate boards.  In addition to chairing the Par board, he is currently the Chairman of Agene Bio and serves on the boards of PharMerica (NYSE:PMC) and Villanova University.  A graduate of Villanova University, he holds an MBA from Farleigh Dickinson University.

Gerald H. Sokol, MD, MSc, FCP, attained his medical degree from Indiana University’s Combined Degree Program in Experimental Medicine with a Master’s Degree in Pharmacology and an MD.  He interned in Medicine at Temple University and attended the U.S. Public Health Service Hospital in affiliation with the National Cancer Institute, Johns Hopkins and the University of Maryland completing training in Internal Medicine.  He then completed training at the Massachusetts General Hospital, Harvard Medical School in Radiation Oncology, Medical Oncology and Clinical Pharmacology attaining Board Certification in Internal Medicine, Medical Oncology, Radiation Oncology, Clinical Pharmacology, and later Quality Assurance and Utilization Review.  He also is certified in Skin Cancer Medicine from the University of Queensland.  Dr. Sokol has been Chief of Radiation Oncology at the University of South Florida’s Tampa General Hospital and has built or contributed to building over ten cancer centers.  He is a board member and partner of Florida Cancer Specialists and Research Institute.  Dr. Sokol is a decorated retired Captain in the US Navy and served as Commanding Officer of the unit at the Uniformed Services University.  Dr. Sokol currently holds professorships in Medicine and Pharmacology at that institution.  While maintaining a medical practice, Dr. Sokol served on the review staff of the FDA for over 27 years as a senior regulatory scientist and officer composing over 300 white papers, IND and NDA reviews and opinion papers.  Dr. Sokol has authored or coauthored over 100 books, book chapter, abstracts and papers on a multitude of clinical issues.  He is a lifetime fellow and board member of the American Cancer Society and a fellow of the American College of Clinical Pharmacology.

Timothy C. Tyson is President of Alkaloida Chemical Company Zrt..  Mr. Tyson served as Interim Chief Executive Officer of Caldera Pharmaceuticals, Inc. from September 2014 to November 2014.  He served as Interim Chief Executive Officer and Executive Chairman of Aptuit and at Laurus Labs Private Limite since August 2008.  He has over 30 years of corporate experience in the pharmaceutical industry.  He served as Acting Chief Executive Officer of Aptuit LLC since September 2008.  He served as the President of ICN Hungary Co., Ltd. (also called as ICN Hungary Ltd.).  Mr. Tyson served as the Chief Executive Officer of Valeant Pharmaceuticals International (formerly, ICN Pharmaceuticals Inc.) from January 1, 2005 to February 1, 2008.  He served as President of Valeant Pharmaceuticals International from November 2002 to February 1, 2008 and served as its Chief Operating Officer from November 2002 to December 2004.  He served as President of Global Manufacturing and Supply for GlaxoSmithKline plc. from June 1998 to November 2002.  From 1997 to 1998, Mr. Tyson served as GlaxoSmithKline’s Vice President and General Manager of Business Operations.  During his 14-year tenure at GlaxoSmithKline, he served in a variety of roles with broad international and domestic responsibilities, including significant management experience running two divisions: Glaxo Dermatology and Cerenex Pharmaceuticals.  He was responsible for managing all sales and marketing for the U.S. operations, where he launched over 30 new products.  Prior to his tenure at GlaxoSmithKline, Mr. Tyson served in a number of executive positions at Bristol-Myers Company in Operations and Research and Development.  Prior to his tenure at Bristol-Myers, he served as a Manufacturing Manager for Procter & Gamble.  He served as an Officer in the United States Army from 1974 to 1979 and spent 14 years in the United States Army Reserves.  He has been Independent Non-Executive Chairman of Caldera Pharmaceuticals since April 1, 2014 and has been a director since October 2013.  He has been Chairman of the Board of Aptuit LLC since August 2008 and its Manager since August 2008.  He has been Independent Director of Marken Limited since March 05, 2013.  He serves as a Director of Alkaloida Chemical Company Zrt.  He serves as Director of ICN Hungary Co., Ltd., and Valeant Pharmaceuticals.  He served as a Director of Ventaira Pharmaceuticals, Inc.  He serves as Director for the Pharmaceutical Research and Manufacturing Association; BICOM; the Chief Executive Officer Roundtable for the University of California at Irvine; the Dean’s Executive Forum at Cal State Fullerton; the Chief Executive Officer Council on Cancer; the Health Sector Advisory Board at Duke University; the Leadership Forum of the International Society of Pharmaceutical Engineers and as a visiting lecturer at Cambridge University.  Mr. Tyson serves on the Board for a number of non-profit organizations.  He served as a Director of Valeant Pharmaceuticals International from 2004 to

February 1, 2008.  In 2002, Mr. Tyson received a Bicentennial Leadership Award from the United States Military Academy at West Point and was named 2007 Alumnus of the Year at Jacksonville State University.  Mr. Tyson received a Master in Business Administration and Master in Public Administration from Jacksonville State University in 1979 and 1976, respectively.  He is also a 1974 graduate of the United States Military Academy at West Point.

Tommy G. Thompson currently is the Chairman and Chief Executive Officer of Thompson Holdings, and former United States Health and Human Services (HHS) Secretary and four-term Governor of Wisconsin.  Governor Thompson, through his work at Thompson Holdings, continues to develop innovative solutions to the health care challenges facing American families, businesses, communities, states and the nation as a whole.  These efforts focus on improving the use of information technology in hospitals, clinics and doctors’ offices; promoting healthier lifestyles; strengthening and modernizing Medicare and Medicaid; and expanding the use of medical diplomacy around the world.  From 2005 until 2009, Governor Thompson served as a senior advisor at the consulting firm Deloitte LLP and was the founding independent chairman of the Deloitte Center for Health Solutions, which researches and develops solutions to some of our nation’s most pressing health care and public health related challenges.  From 2005 to early 2012, Governor Thompson served as a senior partner at the law firm of Akin, Gump, Strauss, Hauer, & Feld LLP.  Governor Thompson served as Chairman of the Board of Directors of Logistics Health, Inc. from January 2011 to May 2011, and served as President from February 2005 to January 2011.  He currently serves on the Board of Directors of the following public companies: Physicians Realty Trust and TherapeuticsMD, Inc., each as Chairman of the Board of Directors, and Centene Corporation, C.R. Bard, Inc., Cytori Therapeutics, Inc., and United Therapeutics Corporation.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law and the judgment has not been reversed, suspended or vacated.

Family Relationships

There are no family relationships among our directors or executive officers.

Board Committees

We have not established an executive, audit, compensation, nominating or any other committee of our board of directors.  Our board may designate from among its members an executive committee and/or one or more other committees in the future and adopt appropriate charters for such committees.  Further, we do not have a policy with regard to the consideration of any director-candidates recommended by our stockholders.  To date, no stockholder has made any such recommendation.  Our entire board performs all functions that could otherwise be performed by committees.  We intend to address in the future the establishment of various board committees, including the possible creation of separate audit, compensation and nominating and corporate governance committees.

Scientific and Medical Advisory Board

We have established a Scientific and Medical Advisory Board, currently consisting of four persons with experience in the oncology, pharmaceutical and health industries, to provide our management team with appropriate advice on various topics involving our research and development activities.  Such advice is given individually or as a group, at meetings organized by us or individually, in person or by telephone, in each case subject to their availability and their individual obligations to their employers and clients.

Dr. Suresh Chari is a Professor of Medicine with the Mayo Clinic College of Medicine.  He is also a consultant in the Division of Gastroenterology.  He is Head of the Pancreas Interest Group in the Division of Gastroenterology and Hepatology.  Dr. Chari has a broad interest in diseases of the pancreas and his NIH-funded research focuses on the role of diabetes and hyperglycemia as a marker of undiagnosed pancreatic cancer.  Additional areas of clinical research involve understanding the clinical spectrum of autoimmune pancreatitis and he is also interested in cystic tumors of the pancreas including their classification, prevalence and natural history.

Dr. Mario Eisenberger is a professor of urology and oncology at the Johns Hopkins School of Medicine.  He specializes in the treatment of cancers of the bladder, kidney, prostate and testicles.  Dr. Eisenberger completed his M.D. at the Federal University of Rio de Janeiro.  After an internship and residency in medicine at the Michael Reese Hospital and Medical Center in Chicago, Illinois, he completed a fellowship in medical oncology at the University of Miami School of Medicine.  He began his career in private practice as a medical oncologist and hematologist in 1978, and subsequently served as senior investigator for the Cancer Therapy Evaluation Program of the National Cancer Institute and Chief of Oncology at the Baltimore Veteran’s Administration Hospital.  Additionally, he has held faculty appointments in oncology and urology at the University of Miami and the University of Maryland.  He joined the faculty of Johns Hopkins as an associate professor of urology and oncology in 1993, and became a professor in both specialties in 1998.  Dr. Eisenberger has been listed in Best Doctors in America and in Who’s Who in the World, has published extensively and has presented on international and national panels.  He is a member of the American Association of Cancer Research, the National Prostate Cancer Education Council and the American Society of Clinical Oncology, and he sits on the International Task Force of the American Society of Clinical Oncology.  He is certified in medical oncology and internal medicine by the American Board of Internal Medicine.

Dr. W. Kevin Kelly is known nationally for his research on urological malignancies and his expertise in drug design and development.  Dr. Kelly joined Thomas Jefferson University (“Jefferson”) in 2010 as director of the Division of Solid Tumor Oncology in the Department of Medical Oncology and associate director of translational research at the Kimmel Cancer Center.  His research linking elevated prostate-specific antigen levels to prostate cancer treatment outcomes remains a foundation for drug development in patients with advanced prostate cancer today.  More recently, he has been instrumental in developing multiple compounds such as microtubule disrupting agents, histone deacetylase (HDAC) inhibitors and anti-angiogenesis therapies for urologic cancers.  He has successfully developed several new drugs from bench through clinical trial and approval – most notably the HDAC-inhibitor, vorinostat, marketed by Merck as Zolinza and approved for cutaneous T-cell lymphoma.  Prior to joining the Jefferson faculty, Kelly directed the solid tumor clinical investigative program at Yale University’s School of Medicine, where he also co-directed prostate and urological oncology.  He spent the previous 15 years on the faculty at Memorial-Sloan Kettering Cancer Center.  He currently serves on the editorial boards of Clinical Prostate Cancer, Journal of Clinical Oncology, and Nature Clinical Practice Oncology

Dr. Daniel Petrylak is Professor of Medicine and Urology at Yale School of Medicine and is a pioneer in the research and development of new drugs and treatments to fight prostate, bladder, kidney and testicular cancer. Dr. Petrylak received his MD from Case Western Reserve University School of Medicine and joined the Yale faculty in 2012.  In addition to his role as professor, he is also the co-director of the Signal Transduction Research Program at Yale Cancer Center, which studies how cancer stem cells are regulated in the body and communicate with surrounding tissue.  Roughly 40 physicians and scientists in the program work together to develop the best methods for matching patients with the appropriate cancer drugs.  One of Dr. Petrylak’s key goals is to continue to successfully translate basic research into clinical practice.  “One of the most significant accomplishments in my career was moving docetaxel (an antineoplastic agent) therapy for the most advanced form of prostate cancer from phase I to III,” he says.  “We ran a trial which supported its approval for the most advanced form of prostate cancer.”  Dr. Petrylak currently serves as either the principal investigator or co-principal investigator on seven Southwest Oncology Group (SWOG) clinical trials for genitourinary cancers.  To date, he has authored more than 100 peer-reviewed articles on prostate and bladder cancer research.

Audit Committee Financial Expert

We have no separate audit committee at this time.  Our entire board of directors oversees our audits and auditing procedures.  Our board has not determined whether any director is an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K.

Compensation Committee Interlocks and Insider Participation

We have no separate compensation committee at this time.  None of our executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as director of our Company.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Stockholder Communications Regarding Director Candidates

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.

Item 11.     Executive Compensation.

General

The following table sets forth, with respect to our fiscal years ended December 31, 2015 and 2014, all compensation earned by or paid to all persons who served as Chief Executive Officer of Tyme or our Company at any time during such periods, and such other executive officers for such periods whose total annual salary and bonus earned during any such annual period exceeded $100,000 (collectively, our “Named Executive Officers”).  Except as noted below, no compensation in the form of stock, options or other equity were granted or issued to any of the persons set forth in the following table during the periods indicated as compensation.

Summary Compensation Table

			All Other
Name and Principal Position	Year (1)	Salary	Compensation	Total
Steve Hoffman, CEO of Tyme and	2015	$455,900	$135,560	$591,460
currently CEO of our Company (2)	2014	$225,000	(3)	$225,000

Michael Demurjian, COO of Tyme and	2015	$457,600	$206,690	$664,290
currently COO of our Company (4)	2014	$225,000	(5)	$225,000

Peter de Svastich, former CEO and	2015	$0	$0	$0
President of our Company (6)	2014	$0	$0	$0

_________

(1)

Prior to the consummation of the Merger, our fiscal year ended on November 30th of each calendar year.  In connection with the consummation of the Merger, our fiscal year was changed so as to end on December 31st of each calendar year to conform to the fiscal year historically used by Tyme.  The compensation and other information for Peter de Svastich, the sole CEO and President of our Company throughout 2014, contained in the table above is with respect to our fiscal years ended December 31, 2015 and November 30, 2014.  Information in the table concerning Steve Hoffman and Michael Demurjian is with respect to Tyme’s fiscal years ended December 31, 2015 and 2014.

(2)

Mr. Hoffman served as President and Chief Executive Officer of Tyme since its incorporation on July 26, 2013 and became our Chief Executive Officer upon the consummation of the Merger on March 5, 2015.

(3)

During 2012, Mr. Hoffman received advances from Luminant, a subsidiary of Tyme, totaling $250,000.  During 2013, Mr. Hoffman received additional advances from Luminant totaling $250,000.  In 2014, the rights to receive repayment of these advances was assigned to a third party in connection with such third party’s sale to Mr. Hoffman of one-half of the third party’s membership interest in Luminant, which acquired membership interest Mr. Hoffman then assigned and contributed to Tyme.  Mr. Hoffman remains obligated to repay the amount of the advances to such third party.

In addition, during 2013, Tyme made advances to Mr. Hoffman totaling $103,072.  Prior to the consummation of the Merger and in order for our Company to be in compliance with applicable laws regarding loans by public entities to their executive officers and directors, the amount of the advances was recognized by Mr. Hoffman as income and we recognized an expense equal to the amount of such 2013 advances.  Mr. Hoffman did not otherwise receive any compensation from Tyme or our Company during 2013 and 2014, other than salary totaling $225,000 in 2014 (as reflected in the table) and his other benefits consisted solely of Tyme or Luminant reimbursing him for health insurance premiums for him ($2,875 in 2013 and $6,919 in 2014).

(4)

Mr. Demurjian served as Vice President and Chief Operating Officer of Tyme from its incorporation on July 26, 2013 and became our Chief Operating Officer upon the consummation of the Merger on March 5, 2015.

(5)

During 2012, Mr. Demurjian received advances from Luminant, a subsidiary of Tyme, totaling $273,657.  During 2013, Mr. Demurjian received additional advances from Luminant totaling $254,416.  In 2014, the rights to receive repayment of these advances was assigned to a third party in connection with such third party’s sale to Mr. Demurjian of one-half of the third party’s membership interest in Luminant, which acquired membership interest Mr. Demurjian then assigned and contributed to Tyme.  Mr. Demurjian remains obligated to repay the amount of the advances to such third party.

In addition, during 2013, Tyme made advances to Mr. Demurjian totaling $102,293.  Prior to the consummation of the Merger and in order for our Company to be in compliance with applicable laws regarding loans by public entities to their executive officers and directors, the amount of the advances was recognized by Mr. Demurjian as income and we recognized an expense equal to the amount of such 2013 advances.  Mr. Demurjian did not otherwise receive any compensation from Tyme or our Company during 2013 and 2014, other than salary totaling $225,000 in 2014 (as reflected in the table) and his other benefits consisted solely of Tyme or Luminant reimbursing him for health insurance premiums for him and his family ($8,920 in 2013 and $16,144 in 2014).

(6)	Mr. Svastich served as our Chief Executive Officer and President from April 26, 2013 to the Merger Closing Date of March 5, 2015.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Except as indicated below and our employment agreements with Messrs. Hoffman, Demurjian, and Dickey discussed in the section titled “Employment Agreements” below, we had no contracts, agreements, plans or arrangements, whether written or unwritten, that provided for payments to the Named Executive Officers listed above or other officers during, or in the fiscal year preceding, our fiscal year ending December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End

We have one compensation plan approved by our stockholders, our 2015 Equity Incentive Plan (the “2015Plan”), which was adopted by our board of directors and approved by our stockholders on March 5, 2015 immediately prior to the Merger.  As of end of our 2015 fiscal year we had granted 150,000 in stock option awards under the 2015 Plan, but no awards were made to any Named Executive Officer at such time.  As of December 31, 2015, there were 150,000 in outstanding stock options and no restricted stock awards that were outstanding under the 2015 Plan.

Director Compensation

Prior to the consummation of the Merger, none of our directors or directors of Tyme received any cash compensation for their service as members of our board of directors, but they were reimbursed for reasonable out-of-pocket expenses incurred in connection with their duties as directors.

Our board of directors currently consists of five persons, including two directors who also serve as two of our principal executive officers, Steve Hoffman and Michael Demurjian.  We believe that each of the three other directors meet the independent director standards of the NASDAQ Stock Market.  Our board has established a director compensation policy, effective as of March 10, 2015, pursuant to which we compensate our independent directors at the annual rate of $100,000, of which 50% will be paid in cash quarterly in arrears and 50% in the form of restricted shares of our common stock to be issued under the 2015 Plan on a quarterly basis, also in arrears The number of such restricted shares awarded quarterly is determined by reference to the value of our common stock on the last trading date of the applicable quarterly period.

Scientific and Medical Advisory Board

We have established a Scientific and Medical Advisory Board, currently consisting of four persons with experience in the oncology, pharmaceutical and health industries.  Members of this advisory board provide advice to us, individually and as a group at meetings organized by our Company, subject to availability and their individual obligations to their employers and clients, as applicable.  Each member of this advisory board is being compensated in a manner identical to how we compensate our independent directors (as described in the preceding paragraph), with compensation at an annual rate of $100,000, of which 50% will be paid in cash quarterly in arrears and 50% in the form of restricted shares of our common stock to be issued under the 2015 Plan on a quarterly basis, also in arrears.

2015 Equity Incentive Plan

On March 5, 2015, our board of directors adopted and our stockholders approved our 2015 Equity Incentive Plan (or the 2015 Plan), which reserves a total of 10,000,000 shares of our common stock for issuance under the 2015 Plan.

We believe that the 2015 Plan is integral to our compensation strategies and programs.  There is an ongoing “battle for talent” within the industry in which we operate and within the overall domestic employment market.  In order to retain and secure employees in this intensely competitive employment environment, we believe that we must have competitive compensation programs, particularly with respect to equity-based awards.  The use of stock options and other stock awards among public companies is widely prevalent.  We believe that the 2015 Plan will give us more flexibility to keep pace with, our competitors.

We expect to use stock options as our most widely used form of long-term incentives for our directors, executive officers, employees and consultants.  The 2015 Plan also will permit stock bonus grants, restricted stock grants, performance stock grants, stock appreciation rights grants and other types of awards.

We have not granted any stock options or other awards under the 2015 Plan through December 31, 2015, other than (x) grants or an aggregate of 36,370 shares to our independent directors, special advisor to our Board of Directors and Members of our Scientific and Medical Advisory Board and (y) the grant of an option to our Chief Financial Officer, granted upon his joining our Company and effective as of May 15, 2015, for the purchase of up to 150,000 shares of our common stock at a purchase price of $7.75 per share.

Plan Summary

A summary of the principal features of the 2015 Plan is provided below, but is qualified in its entirety by reference to the actual 2015 Plan.  A copy of the 2015 Plan can be found by reference to the exhibit list filed with this report.

Purposes

The purposes of the 2015 Plan are to:

•	enable us and our subsidiaries and affiliates to attract and retain highly qualified personnel who will contribute to our success and

•	provide incentives to participants in the 2015 Plan that are linked directly to increases in stockholder value that will therefore inure to the benefit of all of our stockholders.

Shares Available for Issuance

The maximum number of shares of our common stock that initially may be issued under the 2015 Plan is 10,000,000.  The number of shares that may be granted pursuant to the 2015 Plan and the exercise prices of and number of shares subject to outstanding options and other awards will be proportionately adjusted, subject to any required action by our board of directors or stockholders and compliance with applicable securities laws, in the event of a stock dividend, recapitalization, stock split, reverse stock split, subdivision, combination, reclassification or similar change in our capital structure involving our common stock.  No more than an aggregate of 3,333,333 shares of our common stock may be awarded during the twelve months following the 2015 Plan’s adoption by our stockholders, which occurred on March 5, 2015.

Administration

The 2015 Plan will be administered by of our board of directors or a committee of our board in which each member will be an independent director.  Throughout the remainder of this discussion of the 2015 Plan, the term “administrator” refers to our board or the committee delegated authority to administer the 2015 Plan.

The 2015 Plan provides for the administrator to have full authority, in its discretion, to:

•	select the persons to whom awards will be granted,

•	grant awards,

•	determine the number of shares to be covered by each award,

•	determine the type, nature, amount, pricing, timing and other terms of each award and

•	interpret, construe and implement the provisions of the 2015 Plan, including the authority to adopt rules and regulations.

Eligibility

Participation in the 2015 Plan is limited to our, our subsidiaries and affiliates’:

•	employees, including officers,

•	directors,

•	consultants and

•	advisors.

Types of Awards

Under the 2015 Plan, the administrator is authorized to award:

•	stock options,

•	stock bonuses,

•	restricted stock,

•	stock appreciation rights, commonly referred to as “SARs,”

•	performance grants and

•	other types of awards.

Stock Options

The administrator is authorized to grant stock options, which may be either incentive stock options qualifying for favorable tax treatment under the Internal Revenue Code, referred to as “ISOs,” or nonqualified stock options, referred to as “NSOs.”  The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of our common stock on the date of the grant.  In the absence of a market price, fair market value shall be determined in such manner as the administrator may deem equitable or as required by applicable law or regulation.

At the time of grant, the administrator will determine when options are exercisable and when they expire.  In absence of such determination, each option will have a ten-year term, with one quarter of the shares subject to the option becoming exercisable on the first anniversary of the option grant and with an additional one-quarter becoming exercisable on each of the next three anniversary dates.  The term of an option cannot exceed ten years, except in the case of an ISO granted to a person who beneficially owns 10% or more of the total combined voting power of all of our equity securities, referred to as a “10% stockholder.”  An ISO granted to a 10% stockholder cannot have a term exceeding five years, nor may such an ISO be exercisable at less than 110% of the fair market value of our common stock on the date of grant.  ISOs may not be granted more than ten years after the date of adoption of the 2015 Plan by our board of directors.

The aggregate fair market value of shares first exercisable in any calendar year by an individual holding ISOs, whether under the 2015 Plan or any other plan of our company, may not exceed $100,000.  In such an event, the shares in excess of such $100,000 limitation shall be deemed granted as an NSO.

Payment for shares purchased upon exercise of a stock option must be made in full at the time of purchase.  Payment may be made in cash or at the option of the administrator:

•	by reduction of indebtedness we owe to the optionee,

•	by the transfer to us of shares of our common stock owned by the participant for at least six months or obtained in the public market and which are valued at fair market value on the date of transfer,

•	in the case of employees other than executive officers, by interest bearing promissory note,

•	except with respect to ISOs or where otherwise prohibited by applicable law and provided a public market for our common stock exists, by “cashless exercise,” or

•	through a “same day sale” or “margin” commitment by a broker-dealer that is a member of the Financial Industry Regulatory Authority.

Restricted Stock Grants

Restricted stock consists of shares of our common stock which are sold or granted to a participant, but are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the participant.  The administrator determines the eligible participants to whom and the time or times at which, grants of restricted stock will be made, the number of shares to be granted, the price to be paid, if any, the time within which the shares covered by such grants will be subject to forfeiture, the time at which the restrictions will terminate and all other terms and conditions of the grants.  Restrictions could include, but are not limited to, performance criteria, continuous service with us, the passage of time or other restrictions.  In the case of a 10% stockholder, restricted stock will only be issued at fair market value.

Any performance criteria may be used to measure our performance as a whole or the performance of any of our subsidiaries, affiliates or business units.  Any performance criteria may be adjusted to include or exclude extraordinary items.

SARs

An SAR is a right, denominated in shares, to receive an amount, payable in shares, in cash or a combination of shares and cash, that is equal to the excess of: (a) the fair market value of our common stock on the date of exercise of the right over (b) the fair market value of our common stock on the date of grant of the right, multiplied by the number of shares for which the right is exercised.  SARs may be awarded either in combination with the grant of an option or other type of award or individually.

Stock Bonus Awards

The administrator may award shares of our common stock to participants without payment therefor, as additional compensation for service to us, our subsidiaries or our affiliates.

Performance Grants

The 2015 Plan authorizes the administrator to award performance grants.  Performance grant awards are earned over a performance period determined by the administrator at the time of the award.  There may be more than one performance award in existence at any one time and the performance periods may differ or overlap.  Further, performance grants can be awarded separately or in tandem with other awards.

At the time a performance grant is awarded, the administrator will establish minimum and maximum performance goals over the performance period.  The portion of the performance award earned by the participant will be determined by the administrator, based on the degree to which the performance goals are achieved.  No performance grants will be earned by the participant unless the minimum performance goals are met.

Amendment of the 2015 Plan

Except as may be required for compliance with Rule 16b-3 under the Exchange Act and Sections 162(m) or 422 of the Internal Revenue Code, our board of directors has the right and power to amend the 2015 Plan; provided, however, that our board of directors may not amend the 2015 Plan in a manner which would impair or adversely affect the rights of the holder of an outstanding award without such holder’s consent.  If the Code or any other applicable statute, rule or regulation, including, but not limited to, those of any securities exchange, requires stockholder approval with respect to the 2015 Plan or any type of amendment thereto, then, to the extent so required, stockholder approval will be obtained.

Termination of the 2015 Plan

Subject to earlier termination by our board of directors, the 2015 Plan will terminate on March 5, 2025.  Termination of the 2015 Plan will not, in any manner, impair or adversely affect any award outstanding at the time of termination.

Administrator’s Right to Modify Benefits

Any award granted may be converted, modified, forfeited or canceled, in whole or in part, by the administrator if and to the extent permitted in the 2015 Plan or applicable agreement entered into in connection with an award grant or with the consent of the participant to whom such award was granted.

Change in Control

An award agreement may provide that, upon a “change in control,” all or any portion of the award shall automatically become immediately vested and exercisable, that restrictions relating to the award shall lapse or that the award shall become immediately payable.

A change of control will be deemed to have occurred if:

•

any person (other than a current stockholder or holder of rights entitling the holder to acquire our securities) acquires beneficial ownership of 50% or more of the voting power of our then-outstanding voting securities,

•

members of our current board cease to constitute a majority of our board without the approval of our current board (or those elected with the approval of the directors on the board at the time of such member’s election) or

•

we are a party to a merger, consolidation, liquidation, dissolution or sale of all or substantially all of our assets, other than a merger in which we are the surviving corporation and such merger does not result in any other manner in a change in control.

The Merger has been expressly excluded from a transaction that would trigger a change of control under the 2015 Plan.

Reusage

If a stock option expires or is terminated, surrendered or canceled without having been fully exercised or if restricted stock or SARs are forfeited or terminated without the issuance of all of the shares subject to such award, the shares covered by such awards again will be available for use under the 2015 Plan.  Shares covered by an award granted under the 2015 Plan will not be counted as used unless and until they are actually and unconditionally issued and delivered to a participant.  The number of shares that are transferred to us by a participant to pay the exercise or purchase price of an award will be subtracted from the number of shares issued with respect to such award for the purpose of counting shares used.  Shares covered by an award granted under the 2015 Plan that is settled in cash will not be counted as used.

Termination of Options

Upon the termination of an optionee’s employment or other service with us, the optionee will have three months to exercise options to the extent exercisable as of the date of termination, except where such termination is for cause, in which event the option will expire immediately.  However, if, the termination is due to the optionee’s death or disability, then the optionee or the optionee’s estate or legal representative shall have the right to exercise any vested options for twelve months after such death or disability.  The administrator, in its discretion, may delay the termination of such an option, but only for up to the earlier of: (x) five years from such termination or (y) the option’s original expiration date.

Federal Income Tax Consequences

The following is a general summary, as of the date of this report, of the federal income tax consequences to us and participants under the 2015 Plan.  Federal tax laws may change and the federal, state and local tax consequences for any such participant will depend upon his, her or its individual circumstances.  Each participant shall be encouraged to seek the advice of a qualified tax advisor regarding the tax consequences of participation in the 2015 Plan.

ISOs

An optionee generally does not recognize taxable income upon the grant or upon the exercise of an ISO.

If an optionee sells ISO shares before having held them for at least one year after the date of exercise and two years after the date of grant, the optionee recognizes ordinary income to the extent of the lesser of: (x) the gain realized upon the sale or (y) the difference between the fair market value of the shares on the date of exercise and the exercise price.  Any additional gain is treated as long-term or short-term capital gain depending upon how long the optionee has held the ISO shares prior to disposing of them in a disqualifying disposition.  In the year of disposition, we will receive a federal income tax deduction in an amount equal to the ordinary income that the optionee recognizes as a result of the disposition.

If an optionee sells ISO shares after having held them for at least one year from exercise and two years from the date of grant, the optionee recognizes income in an amount equal to the difference, if any, between the fair market value of those shares on the date of sale and the exercise price of the ISO shares.  Such income will be taxed at long-term capital gains rates.  In such an event, we will not be entitled to a federal income tax deduction.  The holding period requirements generally are waived when an optionee dies.

The exercise of an ISO may, in some cases, trigger liability for the alternative minimum tax.

NSOs

An optionee does not recognize taxable income upon the grant of an NSO.  Upon the exercise of an NSO, the optionee recognizes ordinary income to the extent the fair market value of the shares received upon exercise of the NSO on the date of exercise exceeds the exercise price, unless the optionee is subject to the provisions of Section 16 of the Securities Exchange Act of 1934.  We will receive an income tax deduction in an amount equal to the ordinary income that the optionee recognizes upon the exercise of the stock option.  If an optionee sells shares received upon the exercise of an NSO, the optionee recognizes capital gain income to the extent the sales proceeds exceed the fair market value of such shares on the date of exercise.  If the optionee is subject to Section 16, absent an election to be taxed at the time of exercise, the optionee will be taxed when the insider trading restrictions of Section 16 lapse and then based upon the value of the shares at the time the trading restrictions lapse.

Restricted Stock

A participant who receives an award of restricted stock does not generally recognize taxable income at the time of the award or payment.  Instead, the participant recognizes ordinary income in the taxable year in which his or her interest in the shares becomes either: (x) freely transferable or (y) no longer subject to substantial risk of forfeiture.  On the date restrictions lapse, the participant includes in taxable income the fair market value of the shares less the cash, if any, paid for the shares.

A participant may elect to recognize income at the time he or she receives restricted stock in an amount equal to the fair market value of the restricted stock, less any cash paid for the shares, on the date of the award.

We will receive a compensation expense deduction in the taxable year in which restrictions lapse or in the taxable year of the award if, at that time, the participant had filed a timely election to accelerate recognition of income.

Other Benefits

In the case of an exercise of an SAR or an award of a performance grant or stock bonus, the participant will generally recognize ordinary income in an amount equal to any cash received and the fair market value of any shares received on the date of payment or delivery.  In that taxable year, we will receive a federal income tax deduction in an amount equal to the ordinary income that the participant has recognized.

Million Dollar Deduction Limit

We may not deduct compensation of more than $1,000,000 that is paid to an individual who, on the last day of the taxable year, is either our chief executive officer or is among one of the four other most highly-compensated officers for that taxable year.  The limitation on deductions does not apply to certain types of compensation, including qualified performance-based compensation.  We believe that awards in the form of stock options constitute qualified performance-based compensation and, as such, will be exempt from the $1,000,000 limitation on deductible compensation.

Employment Agreements

On March 5, 2015, effective as of the consummation of the Merger, we entered into employment agreements with each of Steve Hoffman, our Chief Executive Officer and Chief Science Officer, and Michael Demurjian, our Chief Operating Officer. Under these agreements, Messrs. Hoffman and Demurjian will each be entitled to an annual base salary of $450,000 and such performance bonuses as our board of directors may determine, from time to time, in its sole discretion. The base salaries will be reviewed annually (commencing in 2016) by our board of directors; provided that the base salaries may not be decreased from their then current levels due to any board review. The employment agreements each have a term of five years; provided, however, that commencing on the first anniversary of the effective date of the agreements and on each anniversary thereafter, the term shall automatically be extended by one year, such that, at any time during the term of the agreement, the remaining employment term shall never be less than four years and one day. If employment is terminated by the Company without Cause or by the executive for Good Reason,  the executive will be entitled to receive (i) base salary as in effect at the time of such termination to the extent such amount has accrued through the termination date and remains unpaid, (ii) any fully earned and declared but unpaid performance bonus as of the termination date, (iii) an amount equal to the sum of base salary the executive would have received from the date of such termination through the then applicable expiration date, which shall be payable in the same amounts and at the same intervals as if the employment period had not ended and (iv) any unpaid expenses as of the termination date. If the employment is terminated for “Cause,” or in the case of the executive’s death or disability, the executive will only be entitled to his base salary through the termination date, plus any accrued and unpaid performance bonus as of the termination date.

We entered into a written agreement with Robert Dickey IV, our Vice-President - Finance and Chief Financial Officer, on May 15, 2015.  Under this employment agreement, Mr. Dickey initially devoted one-third of his business time to our Company.  The agreement provided for Mr. Dickey to be compensated at the rate of $80,000 per year.  However, we have agreed to negotiate with him in good faith an increase in his compensation if his work for our Company causes him to devote more than one-third of his business time to our Company. Effective in January of 2016, Mr. Dickey began working full time with the Company and his salary increased to $200,000 per annum at such time. Pursuant to Mr. Dickey’s original employment agreement, we also granted him a five year option to purchase up to 150,000 shares of our common stock at a per share purchase price of $7.75, the closing price of our common stock on the effective date of his appointment.  The option vested with respect to 75,000 shares on November 15, 2015 and the remaining 75,000 shares will vest on May 15, 2016.  Vesting is dependent upon Mr. Dickey being in our employment on the applicable vesting date.

Grants of Plan Based Awards During the Fiscal Year Ended December 31, 2015

As of December 31, 2015, no 2015 Plan awards were made to a Named Executive Officer.

Outstanding Equity Awards as of December 31, 2015

As of December 31, 2015, no 2015 Plan awards were outstanding for the benefit of any Named Executive Officer.

Option Exercises and Stock Vested During the Fiscal Year Ended September 30, 2013

No stock options were exercised by any Named Executive Officer during the fiscal year ended December 31, 2015.

Payments Upon Termination or Change of Control

We have an employment with each of Steve Hoffman and Michael Demurjian which provide for payments to each such Named Executive Officer upon termination of employment under specified circumstances. For information regarding the specific circumstances that would trigger payments and the provision of benefits, the manner in which payments and benefits would be provided and conditions applicable to the receipt of payments and benefits, see “—Employment Agreements”

The following tables set forth information regarding potential payments and benefits that each Named Executive Officer who was serving as an executive officer on December 31, 2015 would receive upon termination of employment under specified circumstances, assuming that the triggering event occurred on December 31, 2015.

Summary of Potential Payments Upon Termination

	Termination without Cause or for Good Reason			Voluntary Resignation
			Value of Options
	Cash	Value of	with Accelerated	Cash
Name	Payments(1)	Benefits	Vesting	Payments

Steve Hoffman	$2,015,660	$0	$0	$135,560

Michael Demurjian	$2,086,790	$0	$0	$206,690

(1)   This amount reflects the total amount of ratable payments over a period commencing December 31, 2015 and ending March 4, 2020, the remaining term of the Named Executive Officer’s employment agreement with the Company, assuming notice of termination was given on December 31, 2015.

Summary of Actual Payments Upon Termination of Employment

No payments were made to any Named Executive Officer in connection with a termination of employment during fiscal 2015.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

Our common stock is our only class of voting securities currently outstanding.

The following table sets forth information with respect to the beneficial ownership of our common stock, as of March 31, 2016 (the “Determination Date”) for:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our directors and our Special Advisor to the Board;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

To the best of our knowledge, except as otherwise indicated and subject to community property laws, where applicable, (x) each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person and (y) none of the shares listed below are held under a voting trust or similar agreement.

Unless otherwise indicated in the notes to the following table, the address for each person named in the table is c/o Tyme Technologies, Inc., 48 Wall Street - Suite 1100, New York, New York 10005.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number	Percentage

Named Executive Officers, Directors and Special Advisor to the Board

Steve Hoffman (1)†	25,677,244	29.3%

Michael Demurjian (2)†	25,677,243	29.3%

Robert Dickey IV (3)	175,000	0.2%

Giuseppe Del Priore	1,111	*

Patrick G. LePore (4)(5)	105,865	0.1%

Dr. Gerald Sokol (4)	5,865	*

Tommy G. Thompson (4)(6)	105,865	0.1%

Timothy C. Tyson (4)	5,865	*

All directors and executive officers as a group (8 persons)	51,648,193	59.0%

Other 5% Stockholders

GEM Global Yield Fund LLC SCS (7)	7,316,530	8.4%

Cova Funding, LLC (8)	4,735,180	5.4%

__________

*	Less than 0.1%.

(1)	Mr. Hoffman is a director, Chief Executive Officer, Chief Science Officer and President of our Company.

(2)	Mr. Demurjian is a director, Chief Operating Officer and Executive Vice President of our Company.

(3)

Mr. Dickey is the Vice President of Finance and Chief Financial Officer of our Company.  The number of shares beneficially owned by this Executive Officer includes 175,000 shares of our common stock currently issuable upon exercise of two options we granted Mr. Dickey, one upon his joining our Company in May of 2015 and the second upon our entering into a new employment agreement with him in January of 2016.  The remaining 175,000 shares underlying such options will not become exercisable within the next 60 days.

(4)	Patrick G. LePore, Dr. Gerald Sokol, and Timothy C. Tyson each served as a director of our Company as of March 31, 2016. Mr. Thompson was Special Advisor to the Board.

(5)	The number of shares beneficially owned by Mr. LePore includes 100,000 shares owned by a New Jersey limited partnership for which Mr. LePore acts as its general partner.

(6)	The number of shares beneficially owned by Mr. Thompson includes 100,000 shares owned by Thompson Family Investments LLC.

(7)

The address for GEM is 590 Madison Avenue – 36th Floor, New York, New York 10022.  Christopher Brown is the manager of GEM and was the holder of the Bridge Note.  Mr. Brown designated GEM to receive the Bridge Note Shares upon the conversion of the Bridge Note that occurred contemporaneously with the closing of the Merger and PPO. See Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

(8)	The address for Cova Funding, LLC is 900 Third Avenue - 19th Floor, New York, New York 10022.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SEC rules require us to disclose any transaction or currently proposed transaction in which our Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years.  A related person is any executive officer, director, nominee for director or holder of 5% or more of the Company’s common stock or an immediate family member of any of those persons.

In accordance with such SEC rules, in addition to other disclosures contained elsewhere in this report, we note the following related party transactions:

•

In connection with the incorporation of Tyme, Steve Hoffman and Michael Demurjian assigned and contributed to Tyme all of their membership interests in Luminant, each of such membership interests constituting one-third of the entire membership interests in Luminant then outstanding.  Mr. Hoffman was the Chief Executive Officer of pre-Merger Tyme and is our current Chief Executive Officer and Chief Science Officer, a director of our Company and the beneficial owner of over 5% of our common stock currently outstanding.  Mr. Demurjian was the Chief Operating Officer of pre-Merger Tyme and is our current Chief Operating Officer, a director of our Company and the beneficial owner of over 5% of our common stock as of the Determination Date of April 9, 2015.

•

During 2012, Mr. Hoffman received advances from Luminant, a subsidiary of Tyme, totaling $250,000.  During 2013, Mr. Hoffman received additional advances from Luminant totaling $250,000 and, in 2014, another $10,000 was advanced to him by Luminant.  In 2014, the rights to receive repayment of these advances was assigned to a third party in connection with such third party’s sale to Mr. Hoffman of one-half of the third party’s membership interest in Luminant, which acquired membership interest Mr. Hoffman then assigned and contributed to Tyme.  Mr. Hoffman remains obligated to repay the amount of the advances to such third party.  Such Luminant membership interest represented one-sixth of the total membership interests in Luminant outstanding as of its acquisition by Mr. Hoffman and subsequent assignment and contribution to Tyme.

•

Tyme made advances to Mr. Hoffman totaling $103,872 in 2013 and $37,600 in 2014.  Prior to the consummation of the Merger and in order for our Company to be in compliance with applicable laws regarding loans by public entities to their executive officers and directors, the amount of the advances was recognized by Mr. Hoffman as income and we recognized an expense equal to the amount of such 2013 and 2014 advances.

•

During 2012, Mr. Demurjian received advances from Luminant, a subsidiary of Tyme, totaling $273,657.  During 2013, Mr. Demurjian received additional advances from Luminant totaling $254,416 and, in 2014, another $10,000 was advanced to him by Luminant.  In 2014, the rights to receive repayment of these advances was assigned to a third party in connection with such third party’s sale to Mr. Demurjian of one-half of the third party’s membership interest in Luminant, which acquired membership interest Mr. Demurjian then assigned and contributed to Tyme.  Mr. Demurjian remains obligated to repay the amount of the advances to such third party.  Such Luminant membership interest represented one-sixth of the total membership interests in Luminant outstanding as of its acquisition by Mr. Demurjian and subsequent assignment and contribution to Tyme.

•

Tyme made advances to Mr. Demurjian totaling $102,293 in 2013 and $112,000 in 2014.  Prior to the consummation of the Merger and in order for our Company to be in compliance with applicable laws regarding loans by public entities to their executive officers and directors, the amount of the advances was recognized by Mr. Demurjian as income and we recognized an expense equal to the amount of such 2013 and 2014 advances.

•

As a condition to Tyme’s July 2014 sale of a bridge note (the “Bridge Note”), our Chief Executive Officer, Steve Hoffman, assigned to Tyme all of his interest in certain patents and patent applications and Tyme granted Mr. Hoffman a perpetual, non-royalty license rights with respect to such patents and patent applications in all fields other than in connection with the treatment of cancer. The Bridge Note and another financing transaction (“PPO”) are described in detail in the Original Form 10-K.

•

In 2013, Tyme borrowed funds totaling $1,260,000 from U.S. VC Partners, L.P. (“USVC”).  In August of 2014, USVC converted this debt into 106.6 shares of Tyme common stock.  Contemporaneously with such conversion and issuance of the 106.6 shares, Messrs. Hoffman and Demurjian each assigned and contributed to Tyme 53.3 shares of Tyme common stock that they owned such that no dilution was recognized by any of the other stockholders of Tyme.  USVC received a total of 4,984,400 shares of our common stock as a result of the conversion of its shares of Tyme common stock into shares of our common stock in the Merger.  Such shares were transferred by USVC to an affiliate, Cova Funding, LLC (“Cova”).

•

Christopher Brown is the Manager of GEM and was the holder of the Bridge Note.  Mr. Brown designated GEM to receive the Conversation Shares upon the conversion of the Bridge Note that occurred contemporaneously with the closing of the Merger and PPO.

•

GEM has deposited with an escrow agent 5,000,000 shares of our common stock which are subject to forfeiture under the PPO Note Escrow Agreement.  In connection with the partial satisfaction of the PPO Note in July of 2015, 2,500,000 of such shares were released from escrow and delivered to GEM and, in connection with its final satisfaction of the PPO Note in October of 2015, the remaining 2,500,000 shares were released from escrow and delivered to GEM.

•	GEM purchased all of the 2,716,000 shares of our common stock sold in the PPO.

▪

In connection with the Merger, our pre-Merger Company agreed that, in the event we raised additional capital in a public or private offering (in one or more closings) for gross proceeds of at least $20 million (a “Qualified Offering”), based on a pre-money valuation of our Company of at least $200 million, by a specified date which was extended to November 5, 2015, amended within five months of the earlier of the (i) date on which the PPO Note has been fully satisfied and (ii) June 5, 2015, subject to certain conditions, we would issue to the holders of record of our common stock as of the Merger closing date (the “Pre-Merger Company Stockholders”), pro rata, 1,333,333 additional restricted shares of our common stock (the “Qualified Offering Shares”).  Such agreement, as modified, further provides that:

•

if the pre-money valuation of our Company for the Qualified Offering was $150,000,000 or more but less than $200,000,000, the Pre-Merger Company Stockholders would be required to surrender to us for cancellation without consideration 1,000,000 shares of our common stock;

•

if the pre-money valuation of our Company for the Qualified Offering was $100,000,000 or more but less than $150,000,000, the Pre-Merger Company Stockholders would be required to surrender to us for cancellation without consideration 2,000,000 shares of our common stock; and

•

if the pre-money valuation of the Company for the Qualified Offering was less than $100,000,000 (which Qualified Offering may be rejected in the Company’s sole and absolute discretion) or if no Qualified Offering occurred by November 5, 2015, the Pre-Merger Company Stockholders would be required to surrender to us for cancellation without consideration 3,500,000 shares of our common stock.

GEM Global Yield Fund LLC SCS (“GEM”), the holder of approximately 8.4% of the outstanding shares our common stock as of the date of this report placed into escrow, pursuant to an Adjustment Shares Escrow Agreement, 3,500,000 shares of our common stock (the “Adjustment Shares”) to secure such surrender obligations.

We did not consummate any Qualified Offering by November 5, 2015 and, on November 10, 2015, we made a demand of the escrow agent holding the Adjustment Shares for their surrender for cancellation.  On November 17, 2015, GEM challenged such demand.  While we believe we are entitled to the surrender of all of the Adjustment Shares, and intend to pursue an appropriate resolution of this matter, the Adjustment Shares remain outstanding and are included in all references throughout this report to the number of shares we have outstanding. As disclosed in the Original Form 10-K, legal proceedings have ensued over certain alleged rights related to the foregoing provisions of the Merger Agreement.

•	All of the 26,276,600 Merger Related Surrendered Shares were surrendered for cancelation by GEM.

•

GEM made advances to our pre-Merger Company during our fiscal years ended November 30, 2014 and 2013 of $57,670 (with respect to the 2014 fiscal year) and $31,501 (with respect to the 2013 fiscal year).  In connection with the consummation of the Merger, all of such debt was forgiven.

▪

On December 17, 2015, our Board of Directors approved a proposed sale of certain excess ingredient inventory which we believe will expire, terminate and/or lose potency prior to any anticipated use by us.  The sale of such excess ingredients will be made to Steve Hoffman, our President and Chief Executive Officer, at our pro rata cost of obtaining such ingredient inventory.  In his capacity as a director, Mr. Hoffman abstained from voting on this matter.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system that has requirements that a majority of the board of directors of a listed/quoted company is “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.”  However, we believe that each of our non-employee directors as of April 28, 2016 meets the Nasdaq Stock Market definition of independent director.

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock.  As of March 31, 2016, we had 87,611,370 of our common stock and no shares of preferred stock issued and outstanding.

Common Stock

The holders of outstanding shares of our common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as our board of directors from time to time may determine.  Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders.  There is no cumulative voting in connection with the election of our directors.  Holders of our common stock are not entitled to pre-emptive rights and shares of our common stock are not subject to conversion or redemption.  Upon liquidation, dissolution or winding up of our Company, the assets legally available for distribution to stockholders are distributable ratably among the holders of our common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.  Each outstanding share of our common stock that is issued and outstanding is duly and validly issued, fully paid and non-assessable.

Preferred Stock

Shares of our preferred stock may be issued from time to time in one or more series and/or classes, each of which will have such distinctive designation or title as shall be determined by our board of directors prior to the issuance of any shares of such series or class.  Our preferred stock will have such voting powers, full or limited or no voting powers and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such series or class of preferred stock as may be adopted from time to time by our board of directors prior to the issuance of any shares thereof.  No shares of our preferred stock are currently issued or outstanding and our board has not, as of the date of this report, designated any class or series of preferred stock for use in the future.

While we do not currently have any plans for the issuance of shares of our preferred stock, the issuance of preferred stock could adversely affect the rights of the holders of our common stock and, therefore, reduce the value of our common stock.  It is not possible to state the actual effect of the issuance of any shares of preferred stock on the rights of holders of our common stock until our board determines the specific rights of the holders of such shares of preferred stock; however, these effects may include:

•	restricting dividends on our common stock;

•	diluting the voting power of our common stock;

•	impairing the liquidation rights of our common stock; and/or

•	delaying or preventing a change in control of our Company without further action by our stockholders.

Other than in connection with shares of preferred stock (as explained above), which preferred stock is not currently designated nor contemplated by us, we do not believe that any provision of our charter or By-Laws would delay, defer or prevent a change in control.

•

During 2015, we adopted compensation policies with respect to our independent directors, special advisor to our board of directors and members of our Scientific and Medical Advisory Board.  Through September 30, 2015, we have issued an aggregate of 36,370 shares of our common stock pursuant to such compensation policies.

Warrants

In December 2015, we issued, in two separate private placement transactions involving our common stock and to a total of four individuals and entities, an aggregate of 476,267 common stock purchase warrants.  Each warrant entitles its holder to purchase one share of our Common Stock at an initial exercise price of $5.00 per share at any time commencing on the date of issuance of such warrant (December 21, 2015, with respect to 29,767 warrants and December 23, 2015, with respect to the remaining 446,500 warrants) and terminating on the tenth anniversary of their original issuance date.  The number of shares issuable upon exercise of a warrant and the exercise price of the warrants are subject to adjustment upon the occurrence of a recapitalization; stock split (forward or reverse), stock dividend and similar events.

Registration Rights

Pursuant to a Registration Rights Agreement, dated as of March 5, 2015 (the “Registration Rights Agreement”), we granted to GEM and Mr. Brown certain registration rights with respect to the 2,716,000 PPO Shares that GEM acquired in the PPO and the 2,310,000 Bridge Note Shares.  In connection with the conversion of the Bridge Note, Mr. Brown assigned all of the Bridge Note Shares to GEM, an entity in which Mr. Brown acts as its Manager.  Under the Registration Rights Agreement, as modified by the terms of the Omnibus Amendment we entered into with GEM and Mr. Brown as of June 5, 2015 (the “Original Omnibus Amendment”), we agreed that promptly, but no later than 90 days following the earlier of the (i) date on which the PPO Note has been fully satisfied and (ii) July 6, 2015 (such earlier date, the “PPO Note Satisfaction Date”), we will file a registration statement with the SEC (the “Registration Statement”) covering, among other securities, the PPO Shares and Bridge Shares.  The Registration Rights Agreement further requires us to use commercially reasonable efforts to ensure that the Registration Statement is declared effective within 180 calendar days of its filing with the SEC.  The Registration Rights Agreement originally provided that, if we were late in filing the Registration Statement or if the Registration Statement is not declared effective within 180 days of its filing with the SEC, liquidated damages payable by our Company to the holders of the PPO Shares and Bridge Note Shares that have not been so registered will commence to accrue at a rate equal to $0.01 per share with respect to Bridge Note Shares and $0.025 per share with respect to the PPO Shares for each full month that (i) we are late in filing the Registration Statement or (ii) the Registration Statement is late in being declared effective by the SEC; provided, however, that in no event shall the aggregate of any such liquidated damages exceed $0.08 per Bridge Note Share and $0.20 per PPO Share.  Under a Second Omnibus Amendment we entered into with GEM and Mr. Brown on July 23, 2015 (the “Second Omnibus Amendment”), Mr. Brown and GEM irrevocably waived their rights to any damages should we be late in filing the Registration Statement or the Registration Statement is late in being declared effective by the SEC.

The Second Omnibus Amendment also amended the Registration Rights Agreement to the effect that the former stockholders of Tyme, who received an aggregate of 68,000,000 shares of our common stock in connection with the Merger, will be able to include up to 15% of their merger-acquired shares in the Registration Statement contemplated by the Registration Rights Agreement.

No registration statement contemplated by the Registration Rights Agreement has been filed with the SEC or was required to be filed with the SEC as of December 31, 2015.

Transfer Agent

The transfer agent for our common stock is Continental Stock Transfer & Trust Company.  The transfer agent’s address is 17 Battery Place - 8th Floor, New York, New York 10004 and its telephone number is (212) 509-4000.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Delaware Law allows us to indemnify our officers and directors from certain liabilities.  Pursuant to our Certificate of Incorporation, we shall indemnify, to the fullest extent permitted by applicable law any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative in nature by reason of the fact that he or she is or was a director, officer, employee or agent of our Company or, while a director, officer, employee or agent of our Company, is or was serving at the request of our Company as a director, officer, trustee, employee or agent of or in any other capacity with another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorneys’ fees), judgments, fines, penalties and amounts paid in settlement in connection with such action, suit or proceeding.

Pursuant to our Certificate of Incorporation, we shall advance to a director, officer, employee or agent of our Company expenses incurred in connection with defending any action, suit or proceeding referred to above or in our By-Laws at any time before the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the indemnified person to repay such amount if it shall ultimately be determined that he or she is not entitled to be indemnified by us as authorized in our Certificate of Incorporation or as provided in the By-Laws.

The indemnification and other rights provided for in our Certificate of Incorporation shall not be exclusive of any provision with respect to indemnification or the payment of expenses in our By-Laws or any other contract or agreement between us and any officer, director, employee or agent of our Company or any other person.

Other than discussed above, neither our Certificate of Incorporation nor By-Laws includes any specific indemnification provisions for our officers or directors against liability under the Securities Act.  Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of our Company pursuant to the foregoing provisions or otherwise, our Company has been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 14.     Principal Accounting Fees and Services.

The following table shows the aggregate fees accrued by us for audit and other services for the fiscal years ended December 31, 2014 provided by WithumSmith+Brown and December 31, 2015 provided by WithumSmith+Brown and Grant Thornton LLP.

Fiscal Year 2014

Audit Fees (1)	$144,360
Audit-Related Fees (2)	50,480
Tax Fees	—
All Other Fees	—
Total Fees Fiscal Year 2014	$194,840

Fiscal Year 2015

Audit Fees (1)	$398,784
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total Fees Fiscal Year 2015	$398,784

(1)	Represents the aggregate fees billed for professional services rendered for the audit and/or reviews of our financial statements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

All fees described above were approved by our Board of Directors

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a) The following financial statement schedules and exhibits are filed as part of this report or incorporated herein by reference:

(1) Financial Statement Schedules.

All financial statement schedules for which provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto.

(2) Exhibits.

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

21.1*	List of Subsidiaries
24.1*	Power of Attorney (Included in Signature Page of Form 10-K)
31.1**	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.
31.2**	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.
32.1**	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer.
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

†   Indicates management contract or compensatory plan or arrangement.

*   Incorporated by reference to this Form 10-K/A as filed with the Original Form 10-K

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYME TECHNOLOGIES, INC.

Dated: April 29, 2016	/s/ Steve Hoffman
Steve Hoffman
Chief Executive Officer
(Principal Executive Officer)