Form 10-Q
period 2016-03-31
TYME TECHNOLOGIES, INC.
filed 2016-05-10
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

As of April 30, 2016, there were 87,611,370 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. (Includes 3,500,000 shares which have been placed into escrow and are subject to surrender for cancelation. See Part II, Item 1 of this report)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,186,333	$4,446,284
Prepaid and other assets	226,098	30,784
Total current assets	6,412,431	4,477,068
Property and equipment, net	11,816	12,878
Total assets	$6,424,247	$4,489,946

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and other current liabilities	$1,786,833	$1,474,331
Insurance note payable	232,100	—
Total current liabilities	2,018,933	1,474,331
Total liabilities	2,018,933	1,474,331

Commitments and contingencies (See Note 8)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 and -0- shares authorized at March 31, 2016 and December 31, 2015, respectively, -0- shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 87,611,370 issued and outstanding at March 31, 2016, and 86,836,370 issued and outstanding at December 31, 2015	8,763	8,685
Additional paid in capital	23,188,471	18,911,110
Accumulated deficit	(18,791,920)	(15,904,180)
Total stockholders’ equity	4,405,314	3,015,615
Total liabilities and stockholders’ equity	$6,424,247	$4,489,946

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$—	$—

Operating expenses:
Research and development	775,327	514,317
General and administrative	2,112,413	1,583,820
Total operating expenses	2,887,740	2,098,137
Loss from operations	(2,887,740)	(2,098,137)

Interest expense	—	3,503,301
Net loss	$(2,887,740)	$(5,601,438)

Basic and diluted loss per common share	$(0.03)	$(0.08)

Basic and diluted weighted average shares outstanding	83,796,260	73,400,081

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2016

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Equity

Balance, January 1, 2016	86,836,370	$8,685	$18,911,110	$(15,904,180)	$3,015,615
Issuance of common stock in private placement offering for cash, net of associated expense	775,000	78	3,032,204	—	3,032,282
Stock-based compensation	—	—	1,245,157	—	1,245,157
Net loss	—	—	—	(2,887,740)	(2,887,740)

Balance, March 31, 2016	87,611,370	$8,763	$23,188,471	$(18,791,920)	$4,405,314

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(2,887,740)	$(5,601,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,062	1,074
Issuance of common stock for services	—	625,000
Stock-based compensation	1,245,157	50,000
Inducement for conversion of Bridge Note to common shares	—	3,465,000
Changes in operating assets and liabilities -
Prepaid and other assets	36,786	(244,020)
Accounts payable and other current liabilities	312,502	(577,299)
Net cash used in operating activities	(1,292,233)	(2,281,683)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Repayment from stockholders/members	—	355,766
Change in due to officer	—	17,623
Proceeds from Bridge Note	—	960,000
Proceeds from private placement offering of common stock and warrants, net	3,032,282	4,264,950
Net cash provided by financing activities	3,032,282	5,598,339

Net increase in cash	1,740,049	3,316,656
Cash and cash equivalents - beginning of period	4,446,284	9,724
Cash and cash equivalents - end of period	$6,186,333	$3,326,380

Supplemental Cash Flow Information:
Cash paid for interest and income taxes are as follows:
Interest	$—	$—
Income taxes	$8,170	$7,725

Noncash investing and financing activities:
Financing of insurance premiums	$232,100	—
Conversion of the Bridge Note and all accrued interest into shares of common stock	$—	$2,404,474
Issuance of subscription receivable for shares issued in conjunction with private placement offering	$—	$2,500,000
Inducement for conversion of Bridge Note to common shares	$—	$3,465,000
Derivative liability associated with the price protection feature of shares of common stock issued in PPO and Bridge Note conversion	$—	$376,300

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2016

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

On March 5, 2015, Tyme Tech consummated a reverse triangular merger with Tyme (the “Merger”). (See Reverse Triangular Merger below.) The Merger resulted in Tyme becoming a wholly-owned subsidiary of Tyme Tech. Tyme is a clinical-stage biopharmaceutical company focused on the development and commercialization of highly targeted cancer therapeutics with a broad range of oncology indications. Tyme was incorporated in Delaware in 2013 and its operations to date have been directed primarily toward developing business strategies, research and development activities and preparing for clinical trials for its product candidates. Tyme, and now the Company, has focused its research and development efforts on a proprietary platform technology for which it retains global intellectual property (“IP”) and commercial rights. The Company is currently formulating its regulatory and drug development program for its lead drug candidate, SM-88, and working towards the initiation of its first phase II clinical trial. During the three months ended March 31, 2016, the Company’s Investigational New Drug Application for its SM-88 drug candidate for breast cancer patients (the “IND”) was accepted by the United States Food and Drug Administration (the “FDA”). The Company is also evaluating the expansion of its phase II program to other types of cancer.

Reverse Triangular Merger

On March 5, 2015, Tyme Tech consummated a reverse triangular merger whereby a newly formed subsidiary formed specifically for the transaction merged with and into Tyme. The Merger resulted in Tyme becoming a wholly-owned subsidiary of Tyme Tech and the stockholders of Tyme as of immediately prior to the effective time of the Merger, receiving, in the aggregate, common stock of the Company equal to approximately 79% of the total number of shares of Company common stock outstanding immediately following such issuance to such former Tyme stockholders (34,000 shares of Company common stock for every one share of Tyme common stock outstanding as of the closing of the Merger). The Merger resulted in the Company issuing a total of 68,000,000 shares of common stock to the Pre-Merger Tyme stockholders and 12,724,000 shares to the Tyme Tech stockholders as of the date of the Merger. (See Note 7. Stockholders’ Equity.)

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

The transaction costs associated with the Merger relate to professional fees incurred in respect of legal, investor relations, accounting and audit. All such transaction costs total approximately $1,000,000 and are included in general and administrative expense for the three months ended March 31, 2015.

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

Going Concern

The Company has incurred losses and negative cash flows from operations since inception (July 26, 2013) and has an accumulated deficit of $18,791,920 as of March 31, 2016. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its products currently in development. The Company’s primary sources of liquidity to date have been the issuance of common stock, convertible promissory notes and contributed capital by its founders. Substantial additional financing will be needed by the Company to fund its operations and to seek applicable FDA and foreign governmental authorization to commercially market its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Unaudited Interim Financial Information

The accompanying balance sheet as of December 31, 2015, was derived from the Company’s audited financial statements included in Form 10-K filed on March 30, 2016.  The interim unaudited condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2016 and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited.

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2016 and the results of its operations for the three months ended March 31, 2016 and 2015 as well as its cash flows for the three months ended March 31, 2016 and 2015.

The interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2016.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2015 included in the Company’s Form 10-K filed with the SEC on March 30, 2016.  Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The Company is currently in the process of assessing the impact of ASU 2016-09 on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2016	March 31, 2015

Basic and diluted net loss per common share calculation:
Net loss	$(2,887,740)	$(5,601,438)
Weighted average common shares outstanding — basic and diluted	83,796,260	73,400,081
Net loss per share of common stock—basic and diluted	$(0.03)	$(0.08)

There are 3,500,000 shares in escrow, subject to cancellation, that have not been included in basic weighted average common shares outstanding for the three months ended March 31, 2016.

The following outstanding securities at March 31, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	Three Months Ended
	March 31, 2016	March 31, 2015

Stock options	350,000	—
Warrants	957,884	—
Total	1,307,884	—

Note 4. Property and Equipment, Net.

Property and equipment, net consisted of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)

Machinery and equipment	$21,463	$21,463
Less: accumulated depreciation	9,647	8,585
	$11,816	$12,878

Depreciation expense was $1,062 and $1,074 for the three months ended March 31, 2016 and 2015, respectively.

Note 5. Accounts Payable and Other Current Liabilities.

Accounts payable and other current liabilities consisted of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)

Legal	$854,280	$781,933
Consulting	35,056	50,947
Accounting and auditing	206,379	157,129
Research and development	335,330	241,259
Board of Directors and Scientific Advisory Board compensation	325,000	225,000
Other	30,788	18,063
	$1,786,833	$1,474,331

Note 6. Debt.

Insurance Note Payable

The Company entered into an agreement to finance director and officer insurance premiums totaling $232,100 for the policy year ending in March 2017.  The Company made a payment of $65,000 in April 2016 and, thereafter, payments will be made in eight equal installments of $21,274, inclusive of interest accruing at 3.99%.  The balance will be paid in full prior to December 31, 2016, therefore the amount financed is included as part of current liabilities on the balance sheet.

As of March 31, 2016, the Company has a prepaid asset associated with the financing of insurance premiums of $224,470 included as part of current assets for the policy year ending in March 2017.  This amount is equal to the total premiums of $232,100 offset by expense recognized for the covered period in March 2016 of $7,630.

Bridge Notes Payable

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

On January 15, 2015, the purchaser of the Bridge Note loaned Tyme a further $960,000. In connection with the funding of such further loan, the Bridge Note was amended and restated to reflect a principal amount of $2,310,000. On March 5, 2015, the Bridge Note was further amended and restated to the effect that the mandatory conversion feature was amended to a set fixed conversion amount such that, upon mandatory conversion, the Bridge Note purchaser would receive one share of Company common stock (each, a “Bridge Note Conversion Share”) for each $1.00 of principal of the Bridge Note outstanding as of the date of the mandatory conversion. The Company evaluated the modification to the conversion rate as an inducement to convert the Bridge Note and concluded that it provided the purchaser of the Bridge Note an incremental value of $3,465,000, which is included as interest expense on the consolidated statement of operations for the three months ended March 31, 2015.

The Company recorded interest expense of $38,301 during the three months ended March 31, 2015 on the Bridge Note. The aggregate outstanding principal and accrued interest balance at March 31, 2016 and December 31, 2015 was $0 and $0, respectively.

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

Common Stock

Authorized, Issued and Outstanding

The Company is authorized to issue 300,000,000 shares of common stock, each with a par value of $0.0001, of which 87,611,370 shares were issued and outstanding at March 31, 2016 and 86,836,370 shares were issued and outstanding at December 31, 2015.

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

Escrow shares

Pursuant to the Merger Agreement, the Company would have been required to issue 1,333,333 shares of Company common stock to the Pre-Merger Company stockholders in the event that the Company conducted an offering of at least $20,000,000 at a pre-money Company valuation between $200,000,000 and $400,000,000 with such offering proceeds placed in escrow on or before the date which was five months following the consummation of the Merger. As this offering did not occur, these 1,333,333 shares were not issued. The Merger Agreement further provided that, if the pre-money valuation on which the raised funds were placed into escrow was less than $200,000,000, or if no money was raised within such five month period, up to 3,500,000 shares of Company common stock were required to be surrendered for cancellation. Such 3,500,000 shares were placed into escrow pursuant to an Adjustment Shares Escrow Agreement entered into at the time of Merger Closing (the “Adjustment Shares Escrow Agreement”). The date on which the offering funds were required to be placed into escrow was extended under the terms of the Second Omnibus Amendment to November 5, 2015. No offering was consummated, nor were any offering funds placed into escrow. On November 10, 2015, the Company advised the escrow agent of such facts and demanded the surrender for cancellation of the 3,500,000 shares placed into escrow under the Adjustment Shares Escrow Agreement. Under the Adjustment Shares Escrow Agreement, the depositor of such escrowed shares had until November 18, 2015 to challenge the Company’s demand for surrender of the Escrowed Shares. On November 17, 2015, the Company received notice from the depositor of such 3,500,000 shares disputing the grounds for the surrender for cancellation of those shares. Until resolved, by court order or otherwise, the 3,500,000 shares shall remain in escrow. See Part II, Item 1 of this report regarding litigation filed by Tyme Tech related to this matter.

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

The Registration Rights Agreement was further modified by the Second Omnibus Amendment to the effect of (x) the holder of all of the PPO/Bridge Note Conversion Registrable Shares agreeing to irrevocably waive any right to damages for the late filing and/or effectiveness of the registration statement contemplated by the Registration Rights Agreement and (y) the total number of shares that can be registered by the former Tyme stockholders was increased to 15% of the total number of shares issued to them in connection with the Merger.

Securities Purchase Agreements

On February 2, 2016, pursuant to a Securities Purchase Agreement, for the aggregate consideration of $3,100,000, before deducting offering costs of $67,718, the Company sold and issued in a private placement an aggregate of: (i) 775,000 shares of the Company’s common stock, par value $0.0001 per share, and (ii) 461,384 common stock purchase warrants.  Each Warrant entitles its holder to purchase one share of common stock at an initial exercise price of $5.00 at any time during the period commencing on February 2, 2016 and terminating on the tenth anniversary of such date.  No registration rights were granted to the purchasers of these shares or warrants. The warrants are included within additional paid-in capital on the statement of stockholders’ equity and will not be subject to remeasurement.

Note 8. Commitments and Contingencies.

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities. Substantially all of these agreements and arrangements are on an as needed basis.

Employment Agreement

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

The Company entered into a new employment arrangement, set forth in a letter agreement, dated as of January 27, 2016, with its Chief Financial Officer. The new employment arrangement supersedes the prior letter agreement with the officer which was dated as of May 15, 2015. As part of the new employment agreement, as of March 31, 2016, the officer was granted a five year option to purchase up to 200,000 shares of the Company’s common stock at a per share purchase price of $11.00, the closing price of the common stock on the date of the new agreement. One-half of the shares subject to such option vested immediately upon grant and the remaining 100,000 shares subject to the option will vest on July 27, 2016, provided that the officer is still employed by the Company on said vesting date. Pursuant to a prior agreement, the officer also was granted a five-year option to purchase 150,000 shares of Company common stock at $7.75 per share. The option vested with respect to 75,000 shares on November 15, 2015 and the remaining 75,000 shares will vest on May 15, 2016. Vesting is dependent upon the new officer being in the Company’s employment on the applicable vesting date. (See Note 10. Equity Incentive Plan – Stock Options).  The option granted to the officer under the prior agreement has not been terminated and remains exercisable in accordance with its terms.

Legal Proceedings

Other than discussed below, the Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations or cash flows.

As described in Note 7. Stockholders’ equity, the Merger Agreement further provided that, if the pre-money valuation on which the raised funds were placed into escrow was less than $200,000,000, or if no money was raised within such five month period, up to 3,500,000 shares of Company common stock were required to be surrendered for cancellation. Such 3,500,000 shares were placed into escrow pursuant to an Adjustment Shares Escrow Agreement entered into at the time of Merger Closing (the “Adjustment Shares Escrow Agreement”). The date on which the offering funds were required to be placed into escrow was extended under the terms of the Second Omnibus Amendment to November 5, 2015. No offering was consummated, nor were any offering funds placed into escrow. On November 10, 2015, the Company advised the escrow agent of such facts and demanded the surrender for cancellation of the 3,500,000 shares placed into escrow under the Adjustment Shares Escrow Agreement. Under the Adjustment Shares Escrow Agreement, the depositor of such escrowed shares had until November 18, 2015 to challenge the Company’s demand for surrender of the Escrowed Shares. On November 17, 2015, the Company received notice from the depositor of such 3,500,000 shares disputing the grounds for the surrender for cancellation of those shares. Until resolved, by court order or otherwise, the 3,500,000 shares shall remain in escrow. See Part II, Item 1 of this report regarding litigation filed by Tyme Tech related to this matter.

Note 9. Related Party Transactions.

Due from Stockholders/Members

Effective as of the consummation of and in anticipation of the Merger, the non-interest bearing advances made to such stockholders/members was settled by the bonus compensation payments of $342,250 payable to such stockholders being retained by the Company in lieu of payment. The balance of $13,516 was settled during March 2015 by personal reimbursement made by the stockholders to the Company.

Sale of Excess Ingredient Materials

During the three months ending March 31, 2016, Steve Hoffman, the Company’s President and Chief Executive Officer, purchased excess ingredient materials from the Company for a cost of $170,000, which was the pro rata cost of obtaining the items. The income from this was recorded as an offset to Research and Development expense on the Condensed Consolidated Statements of Operations, where the cost of such materials was originally recorded.

Note 10. Equity Incentive Plan.

On March 5, 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved, the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). A reserve of 10,000,000 shares of Company common stock has been established for issuance under the 2015 Plan. No more than an aggregate of 3,333,333 shares of common stock may be awarded during the twelve months following the 2015 Plan adoption. Awards under the 2015 Plan may include, but need not be limited to, one or more of the following: options, stock appreciation rights, restricted stock, performance grants, stock bonuses, and any other type of award deemed by the administrator to be consistent with the purposes of the 2015 Plan. The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of the Company common stock on the date of the grant and have a term of no greater than ten years from the date of grant. As of March 31, 2016, there were 9,613,630 shares available for grant under the 2015 Plan.

Stock Options

As of March 31, 2016, there was $436,510 of total unrecognized compensation related to non-vested stock options. The cost is expected to be recognized over the remaining period of the options which are expected to vest through 2016.

During the three months ended March 31, 2016 and 2015, $1,245,157 and $0, respectively, has been recognized as stock based compensation in general and administrative expense.

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

The assumptions utilized to determine such values are presented in the following table:

	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

Risk free interest rate	1.4%	N/A
Expected volatility	79.0%	N/A
Expected term	5 years	N/A
Dividend yield	0.0%	N/A

The following is a summary of the status of the Company’s stock options as of March 31, 2016:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2015	150,000	$7.75
Granted	200,000	$11.00
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2016	350,000	$9.61
Grant date fair value of options granted during the three months ended March 31, 2016	$ 6.99

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Price	Number Outstanding at March 31, 2016	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at March 31, 2016	Weighted Average Exercise Price	Aggregate Intrinsic Value

$7.75 - $11.00	350,000	$ 9.61	4.5	$ —	175,000	$ 9.61	$ —

The intrinsic value is calculated as the excess of the market value of March 31, 2016 over the exercise price of the options. The market value as of March 31, 2016 was $6.05 as reported by the OTC Market, Inc. which is less than the respective exercise prices of the options and therefore no intrinsic value is included in the above table.

Stock Grants

On March 10, 2015, the Company adopted an independent director compensation policy and also adopted a compensation policy with respect to a special advisor to the Company’s board of directors. Under such independent director compensation policy, each of those directors meeting the NASDAQ stock market definition of independent director is entitled to receive annual compensation in the amount of $100,000, one-half to be paid in cash on a quarterly basis, in arrears, and the remaining one-half of the compensation to be paid in the form of Company common stock on a quarterly basis, in arrears, with the shares valued at the closing sale price of the Company common stock on the last trading day of the applicable quarterly period. The special advisor is being compensated in the same manner as the independent directors. Effective as of September 30, 2015, the Company established a Scientific and Medical Advisory Board, and five individuals were appointed as members of such advisory board and a compensation policy for the advisory board’s members, substantially identical to the compensation policy for the Company’s independent directors, was adopted.  At the end of 2015, one member of the Scientific and Medical Advisory Board became a full time employee of the Company and is no longer compensated as a member of the advisory board.

The Company issued to its three independent directors and special advisor an aggregate of 7,248 shares of Company common stock as compensation for the three months ended March 31, 2015.  The shares were valued using the $6.90 closing sale price of the Company common stock on the last trading day of the quarter ended March 31, 2015. Total stock compensation expense related to these stock grants was $50,000 for the three months ended March 31, 2015.

No shares of Company common stock were issued to its three independent directors, special advisor and advisory board members as compensation for the three months ended March 31, 2016, however, the Company has accrued additional compensation expense totaling $100,000 for the shares to be granted in accordance with the compensation policy.

Note 11. Subsequent Events.

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of consolidated financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its interim financial statements as of March 31, 2016 and for the three months then ended, management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 30, 2016, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Tyme Technologies” refer to Tyme Technologies, Inc.

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

As discussed in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in “Recent Developments” below, on March 5, 2015 we entered into a “reverse triangular merger” and related transactions with Tyme Inc., a Delaware corporation (“Tyme”), and other parties that resulted in, among other matters, a change in control of our Company and a change in our fiscal year from a fiscal year ending on November 30th of each calendar year to one ending on December 31st of each calendar year, which is the fiscal year basis for the financial statements presented herewith.

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

Recent Developments

We are currently formulating our regulatory and drug development program for our lead drug candidate, SM-88, and working towards the initiation of our first phase II clinical trial. During the three months ended March 31, 2016, our IND for the SM-88 drug candidate for breast cancer patients was accepted by the FDA. We are also evaluating the expansion of our clinical program to other types of cancer.

On March 5, 2015, we entered into and completed the Merger and associated transaction.  For further details concerning these transactions, see the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation.  We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in our Form 10-K filed on March 30, 2016 with the SEC.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net loss for the three months ended March 31, 2016 was $2,887,740 compared to $5,601,438 for the three months ended March 31, 2015. The decrease in the net loss for the three months ended March 31, 2016, as compared to the net loss for the 2015 three month period, is primarily due to the elimination of interest expense after the 2015 three month period, which was offset in part by increased operating costs and expenses in the 2016 three month period, as highlighted below.

Revenues and Other Income

During the three month periods ended March 31, 2016 and 2015, we did not realize any revenues from operations.  We do not anticipate recognizing any revenues until such time as one of our products has been approved for marketing by appropriate regulatory authorities or we enter into collaboration or licensing arrangement, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended March 31, 2016, operating costs and expenses totaled $2,887,740 compared to $2,098,137 for the three months ended March 31, 2015, representing an increase of $789,603. Operating costs and expenses were comprised of the following:

▪

Research and development expenses were $775,327 for the three months ended March 31, 2016, compared to $514,317 for the three months ended March 31, 2015, representing an increase of $261,010.  All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. Research and development activities primarily consist of the following:

▪

Salary expense for research and development personnel was $237,193 for the three months ended March 31, 2016, compared to $307,058 for the three months ended March 31, 2015, a decrease of $69,865 between the comparable periods. The decrease is due to the fact that during the three months ended March 31, 2015, research and development personnel were awarded bonus compensation totaling $135,560 in connection with the Merger.  This decrease is offset by a new hire during the three months ended March 31, 2016.

▪

Consulting and study expenses were $398,406 for the three months ended March 31, 2016, compared to $152,259 for the three months ended March 31, 2015, representing an increase of $246,147 between the comparable periods.  These types of expenses are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

▪

For the three months ended March 31, 2016 we incurred compensation expense of $100,000 related to the Scientific Advisory Board that was established as of September 30, 2015 compared to $0 for the three months ended March 31, 2015.

▪

General and administrative expenses were $2,112,413 for the three months ended March 31, 2016, compared to $1,583,820 for the three months ended March 31, 2015, representing an increase of $528,593, with this increase principally attributed to the recognition of non-cash compensation expense related to stock options of $1,245,157 for the three months ended March 31, 2016. For the three months ended March 31, 2015, we had no compensation expense related to stock options.  The general and administrative expenses for the respective periods include:

▪

Transaction costs associated with the Merger, which totaled approximately $1,000,000 for the three months ended March 31, 2015 and relate to professional fees incurred in respect of legal, investor relations and accounting and auditing of Tyme’s financial statements. There were no such transaction costs incurred in the three months ended March 31, 2016.

▪

Salary expense for non-research and development personnel was $218,572 for the three months ended March 31, 2016, compared to $395,356 for the three months ended March 31, 2015, representing a $176,784 decrease between the comparable periods. The decrease is due to the fact that during the three months ended March 31, 2015, non-research and development personnel were awarded bonus compensation totaling $206,690 in connection with the Merger.  This decrease is offset by a new full time hire during the three months ended March 31, 2016.

▪

Stock based compensation expense related to stock options granted was $1,245,157 for the three months ended March 31, 2016 compared to $0 for the three months ended March 31, 2015. No stock options were granted during or prior to the three months ended March 31, 2015.

▪	In addition, in the three months ended March 31, 2016, we incurred costs of $440,398 for legal and accounting fees.

Other income (expense)

Interest charges for the three months ended March 31, 2015 were $3,503,301, compared to $0 for the three months ended March 31, 2016. Contemporaneous with the closing of the Merger, the Bridge Note in the principal amount of $2,310,000 was converted into 2,310,000 shares of Company common stock. On March 5, 2015, the mandatory conversion feature of the Bridge Note was amended to a set fixed conversion amount such that, upon conversion, the Bridge Note purchaser would receive one share of Company common stock for each $1.00 of principal of the Bridge Note outstanding as of the date of the mandatory conversion. We evaluated the modification to the conversion rate as an inducement to convert the Bridge Note and concluded that it provided the purchaser of the Bridge Note an incremental value of $3,465,000, which is included as interest expense on the condensed consolidated statement of operations for the three months ended March 31, 2015. We recorded interest expense of $38,301 on the Bridge Note during the three months ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2016, we had cash of $6,186,333, working capital of $4,393,498 and stockholders’ equity of $4,405,314.

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Three Months Ended March 31,
	2016	2015

Net cash used in operating activities	$(1,292,233)	$(2,281,683)
Net cash used in investing activities	—	—
Net cash provided by financing activities	3,032,282	5,598,339

Operating Activities

Our cash used in operating activities in the three months ended March 31, 2016 totaled $1,292,233 which is the sum of (i) our net loss of $2,887,740, adjusted for non-cash expenses totaling $1,246,219 (which includes adjustments for depreciation and stock based compensation), and (ii) changes in operating assets and liabilities of $349,288.

Our cash used in operating activities in the three months ended March 31, 2015 totaled $2,281,683, which is the sum of (i) our net loss of $5,601,438, adjusted for non-cash expenses totaling $4,141,074 (which includes adjustments for depreciation, stock based compensation, issuance of common stock for services and non-cash conversion), and (ii) decreases in operating assets and liabilities of approximately $821,319.

Investing Activities

We had no net cash used in investing activities for the three months ended March 31, 2016 and 2015.

Financing Activities

During the three months ended March 31, 2016, our financing activities consisted of the following:

▪

On February 2, 2016, pursuant to a Securities Purchase Agreement, for the aggregate consideration of $3,100,000, before deducting offering costs of $67,718, the Company sold and issued in a private placement an aggregate of: (i) 775,000 shares of the Company’s common stock, par value $0.0001 per share, and (ii) 461,384 common stock purchase warrants.

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

▪

In 2014, Tyme and Luminant granted cash advances totaling $355,766 to certain of their then stockholders/members. Effective as of the consummation of the Merger during the three months ended March 31, 2015, these non-interest bearing advances were settled.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk.  Our cash balance as of March 31, 2016 was held in insured depository accounts, of which approximately $5,936,333 exceeded insurance limits.

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

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

The aforementioned material weaknesses were identified by Messrs. Hoffman, Demurjian and Dickey in connection with their review of our financial statements as of March 31, 2016. In addition, our management noted further control and procedures deficiencies, including those relating to segregation of duties over cash disbursements and the prompt analysis of the financial impact of all transactions to which we are a party.

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

•	As a result of recent changes in our board of directors we are now in the process of forming an audit committee and will be announcing shortly the committee’s chairman and its other members.

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

The Merger Agreement provided that, in the event we raised additional capital in a public or private offering (in one or more closings) for gross proceeds of at least $20 million (a “Qualified Offering”), based on a pre-money valuation of our Company of at least $200 million, within five months of the earlier two dates specified in the Merger Agreement, as amended and subject to certain conditions (with such date being referred to as the “Qualified Offering Trigger Termination Date”), we would be obligated to issue to the holders of record of our Common Stock as of the Closing Date (the “Pre-Merger Company Stockholders”), pro rata, 1,333,333 additional restricted shares of our Common Stock (the “Qualified Offering Shares”).

The Merger Agreement further provided that:

•

if the pre-money valuation of our Company upon a Qualified Offering is $150 million or more but less than $200 million, the Pre-Merger Company Stockholders will surrender to us for cancellation without consideration 1 million shares of our Common Stock;

•

if the pre-money valuation of our Company upon a Qualified Offering is $100 million or more but less than $150 million, the Pre-Merger Company Stockholders will surrender to us for cancellation without consideration 2 million shares of our Common Stock; and

•

if the pre-money valuation of the Company upon a Qualified Offering is less than $100 million (which Qualified Offering may be rejected in the Company’s sole and absolute discretion) or if no Qualified Offering occurs within five months of the Qualified Offering Trigger Termination Date, the Pre-Merger Company Stockholders would be obligated to surrender to us for cancellation without consideration 3.5 million shares of our Common Stock.

The Pre-Merger Company Stockholders previously placed into escrow pursuant to an escrow agreement (the “Adjustment Shares Escrow Agreement”), 3.5 million shares of our Common Stock (the “Adjustment Shares”) to secure such surrender obligations described above.

We had the sole authority to determine all matters relating to the Qualified Offering, including the subscription price, pre-money valuation and whether or not to accept any subscriber’s subscription offer. No Qualified Offering occurred by the Qualified Offering Trigger Termination Date and we have sought a return of the Adjustment Shares from the escrow under the Adjustment Shares Escrow Agreement.

On November 10, 2015, we made demand of the escrow agent holding the Adjustment Shares for their surrender for cancellation. On November 17, 2015, GEM Global Yield Fund LLC SCS (“GEM”), on behalf of the  Pre-Merger Company Stockholders, challenged such demand.   On January 19, 2016, we filed a complaint against GEM with the Commercial Division of the Supreme Court of New York, New York, captioned Tyme Technologies, Inc. v. GEM Global Yield Fund LLC SCS and CKR Law LLP, Index No. 650250/2016.  On April 1, 2016, we filed an Amended Complaint.  The Amended Complaint asserts causes of actions for (i) a declaratory judgment declaring that the relevant contracts require the 3.5 million escrowed Adjustment Shares to be released to us; (ii) breach of contract for failure to deliver the Adjustment Shares to us; (iii) conversion for GEM’s willful and malicious interference with Tyme Technologies’ rights to the Adjustment Shares; and (iv) replevin for CKR Law’s refusal to surrender the escrowed Adjustment Shares to us.  Service has been effectuated and Defendants’ response to the Amended Complaint is due June 20, 2016.

On December 2, 2015, we filed a complaint against GEM with the Supreme Court of New York, seeking, among other things, a declaratory judgment directing GEM to deliver to us the 3,500,000 Adjustment Shares for cancellation.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 30, 2016, in evaluating our business, financial position, future results and prospects.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We issued, effective as of February 2, 2016, to a total of two individuals, for the aggregate consideration of $3,100,000, (i) 775,000 shares of our common stock and (ii) 461,384 ten-year common stock purchase warrants entitling its holder to purchase one share of our common stock at a purchase price of $5.00 per share.  These securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

•

have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the body of the as-filed agreement;

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

Dated:  May 10, 2016

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Dickey IV
Robert Dickey IV
Vice-President - Finance and
Chief Financial Officer
(Principal Financial Officer)