Form 10-Q
period 2016-06-30
TYME TECHNOLOGIES, INC.
filed 2016-08-09
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

Commission file number:  333-179311

TYME TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3864597
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

44 Wall Street - 12 Floor

New York, New York 10005

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

As of August 3, 2016, there were 87,627,838 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. (Includes 3,500,000 shares which have been placed into escrow and are subject to surrender for cancelation. See Part II, Item 1 of this report)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,209,381	$4,446,284
Prepaid and other assets	168,233	30,784
Total current assets	4,377,614	4,477,068
Property and equipment, net	10,754	12,878
Total assets	$4,388,368	$4,489,946

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and other current liabilities	$1,574,396	$1,474,331
Insurance note payable	168,278	—
Total current liabilities	1,742,674	1,474,331
Total liabilities	1,742,674	1,474,331

Commitments and contingencies (See Note 8)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 and -0- shares authorized at June 30, 2016 and December 31, 2015, respectively, -0- shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 87,627,838 issued and outstanding at June 30, 2016, and 86,836,370 issued and outstanding at December 31, 2015	8,765	8,685
Additional paid in capital	27,303,562	18,911,110
Accumulated deficit	(24,666,633)	(15,904,180)
Total stockholders’ equity	2,645,694	3,015,615
Total liabilities and stockholders’ equity	$4,388,368	$4,489,946

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	1,618,685	790,692	2,394,012	1,305,009
General and administrative	4,256,028	959,594	6,368,441	2,543,414
Total operating expenses	5,874,713	1,750,286	8,762,453	3,848,423
Loss from operations	(5,874,713)	(1,750,286)	(8,762,453)	(3,848,423)

Interest expense	—	—	—	3,503,301
Net loss	$(5,874,713)	$(1,750,286)	$(8,762,453)	$(7,351,724)

Basic and diluted loss per common share	$(0.07)	$(0.02)	$(0.10)	$(0.09)

Basic and diluted weighted average shares outstanding	84,119,728	86,007,313	83,957,994	79,738,523

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2016

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	deficit	Equity

Balance, January 1, 2016	86,836,370	$8,685	$18,911,110	$(15,904,180)	$3,015,615
Issuance of common stock in private placement offering for cash, net of associated expense	775,000	78	3,032,204	—	3,032,282
Stock-based compensation	—	—	5,260,250	—	5,260,250
Issuance of stock to Scientific Advisory Board members	16,468	2	99,998	—	100,000
Net loss	—	—	—	(8,762,453)	(8,762,453)
Balance, June 30, 2016	87,627,838	$8,765	$27,303,562	$(24,666,633)	$2,645,694

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(8,762,453)	$(7,351,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,124	2,148
Issuance of common stock for services	—	625,000
Stock-based compensation and stock issued to Scientific Advisory Board members	5,360,250	198,855
Inducement for conversion of Bridge Note to common shares	—	3,465,000
Changes in operating assets and liabilities -
Prepaid and other assets	94,651	(636,172)
Accounts payable and other current liabilities	100,065	(198,839)
Insurance note payable	(63,822)	—
Net cash used in operating activities	(3,269,185)	(3,895,732)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Repayment from stockholders/members	—	355,766
Change in due to officer	—	32,761
Proceeds from Bridge Note	—	960,000
Proceeds from private placement offering of common stock and warrants, net	3,032,282	4,264,950
Proceeds from the collection of stock subscription receivable	—	1,250,000
Net cash provided by financing activities	3,032,282	6,863,477

Net (decrease) increase in cash	(236,903)	2,967,745
Cash and cash equivalents - beginning of period	4,446,284	9,724
Cash and cash equivalents - end of period	$4,209,381	$2,977,469

Supplemental Cash Flow Information:
Cash paid for interest and income taxes are as follows:
Interest	$—	$—
Income taxes	$8,170	$675

Noncash investing and financing activities:
Financing of insurance premiums	$232,100	$—
Conversion of the Bridge Note and all accrued interest into shares of common stock	$—	$2,404,474
Issuance of subscription receivable for shares issued in conjunction with private placement offering	$—	$2,500,000
Inducement for conversion of Bridge Note to common shares	$—	$3,465,000
Derivative liability associated with the price protection feature of shares of common stock issued in PPO and Bridge Note conversion	$—	$376,300

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2016

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

Tyme, and now the Company, has focused its research and development efforts on a proprietary platform technology for which it retains global intellectual property (“IP”) and commercial rights. The Company is currently formulating its regulatory and drug development program for its lead drug candidate, SM-88. During the fourth quarter of 2015, the Company’s Investigational New Drug Application for its SM-88 drug candidate for breast cancer patients (the “IND”) was accepted by the United States Food and Drug Administration (the “FDA”).   Subsequent to the FDA’s acceptance of our IND for SM-88 and approval of our clinical trial for breast cancer, we made a determination, based on input from various sources and the strong interest of several clinical sites, to prioritize our clinical trial objectives by initiating a study in prostate cancer.  On June 13, 2016, we announced that we have begun recruiting for a phase Ib/II clinical trial, using our proprietary compound, SM-88, to treat prostate cancer.  We are also evaluating protocols for clinical studies of SM-88 in pancreatic and breast cancer.

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

At the point of Merger, Tyme Tech was essentially a public reporting business combination shell with no substantive business operations. As such, Tyme Tech had no revenues and operating profits that require separate identification.

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

The transaction costs associated with the Merger relate to professional fees incurred in respect of legal, investor relations, accounting and audit. All such transaction costs total approximately $1,000,000 and are included in general and administrative expense for the six months ended June 30, 2015.

For accounting purposes, the acquisition of Tyme by Tyme Tech was considered a reverse acquisition, an acquisition transaction where the acquired company, Tyme, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction was treated as a purchase by Tyme rather than a purchase by Tyme Tech was because Tyme Tech was a public reporting business combination shell company with limited operations and Tyme’s stockholders gained majority control of the outstanding voting power of the Company’s equity securities through their collective ownership of a majority of the outstanding shares of Company common stock. Consequently, reverse acquisition accounting has been applied to the transaction.

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

Going Concern

The Company has incurred losses and negative cash flows from operations since inception (July 26, 2013) and has an accumulated deficit of $24,666,633 as of June 30, 2016. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its products currently in development. The Company’s primary sources of liquidity to date have been the issuance of common stock, convertible promissory notes and contributed capital by its founders. Substantial additional financing will be needed by the Company to fund its operations and to seek applicable FDA and foreign governmental authorization to commercially market its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2016 and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited.

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2016 and the results of its operations for the three and six months ended June 30, 2016 and 2015 as well as its cash flows for the six months ended June 30, 2016 and 2015.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses.  ASU 2016-13 will apply to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets.  ASU 2016-13 will be effective in fiscal years beginning after December 15, 2019 including interim periods within those fiscal years.  The Company is currently in the process of assessing the impact of ASU 2016-13 on the Company’s financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The Company is currently in the process of assessing the impact of ASU 2016-09 on the Company’s consolidated financial statements and disclosures.

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

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Basic and diluted net loss per common share calculation:
Net loss	$(5,874,713)	$(1,750,286)	$(8,762,453)	$(7,351,724)
Weighted average common shares outstanding — basic and diluted	84,119,728	86,007,313	83,957,994	79,738,523
Net loss per share of common stock — basic and diluted	$(0.07)	$(0.02)	$(0.10)	$(0.09)

There are 3,500,000 shares in escrow, subject to cancellation, that have not been included in basic weighted average common shares outstanding for the three and six months ended June 30, 2016. (See Note 7. Stockholders’ Equity.)

The following outstanding securities at June 30, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	2016	2015

Stock options	2,420,000	150,000
Warrants	957,884	—
Total	3,377,884	150,000

Note 4. Property and Equipment, Net.

Property and equipment, net consisted of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)

Machinery and equipment	$21,463	$21,463
Less: accumulated depreciation	10,709	8,585
	$10,754	$12,878

Depreciation expense was $2,124 and $2,148 for the six months ended June 30, 2016 and 2015, respectively.

Note 5. Accounts Payable and Other Current Liabilities.

Accounts payable and other current liabilities consisted of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)

Legal	$902,057	$781,933
Consulting	12,843	50,947
Accounting and auditing	68,133	157,129
Research and development	208,343	241,259
Board of Directors and Scientific Advisory Board compensation	325,000	225,000
Other	58,020	18,063
	$1,574,396	$1,474,331

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

As of June 30, 2016, the Company has a prepaid asset associated with the financing of insurance premiums of $166,604 included as part of current assets for the policy year ending in March 2017.  This amount is equal to the total premiums of $232,100 offset by expense recognized through June 30, 2016 of $65,496

Bridge Notes Payable

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

On January 15, 2015, the purchaser of the Bridge Note loaned Tyme a further $960,000. In connection with the funding of such further loan, the Bridge Note was amended and restated to reflect a principal amount of $2,310,000. On March 5, 2015, the Bridge Note was further amended and restated to the effect that the mandatory conversion feature was amended to a set fixed conversion amount such that, upon mandatory conversion, the Bridge Note purchaser would receive one share of Company common stock (each, a “Bridge Note Conversion Share”) for each $1.00 of principal of the Bridge Note outstanding as of the date of the mandatory conversion. The Company evaluated the modification to the conversion rate as an inducement to convert the Bridge Note and concluded that it provided the purchaser of the Bridge Note an incremental value of $3,465,000, which is included as interest expense on the consolidated statement of operations for the six months ended June 30, 2015.

The Company recorded interest expense of $0 and $38,301 during the three and six months ended June 30, 2015, respectively, on the Bridge Note. The aggregate outstanding principal was converted into 2,310,000 Bridge Note Shares upon the closing of the Merger (See Note 1. Nature of Business and Basis of Presentation.)

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

Common Stock

Authorized, Issued and Outstanding

The Company is authorized to issue 300,000,000 shares of common stock, each with a par value of $0.0001, of which 87,627,838 shares were issued and outstanding at June 30, 2016 and 86,836,370 shares were issued and outstanding at December 31, 2015.

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

Escrow shares

Pursuant to the Merger Agreement, the Company would have been required to issue 1,333,333 shares of Company common stock to the Pre-Merger Company stockholders in the event that the Company conducted an offering of at least $20,000,000 at a pre-money Company valuation between $200,000,000 and $400,000,000 with such offering proceeds placed in escrow on or before the date which was five months following the consummation of the Merger. As this offering did not occur, these 1,333,333 shares were not issued. The Merger Agreement further provided that, if the pre-money valuation on which the raised funds were placed into escrow was less than $200,000,000, or if no money was raised within such five month period, up to 3,500,000 shares of Company common stock were required to be surrendered for cancellation. Such 3,500,000 shares were placed into escrow pursuant to an Adjustment Shares Escrow Agreement entered into at the time of Merger Closing (the “Adjustment Shares Escrow Agreement”). The date on which the offering funds were required to be placed into escrow was extended under the terms of the Second Omnibus Amendment to November 5, 2015. No offering was consummated, nor were any offering funds placed into escrow. On November 10, 2015, the Company advised the escrow agent of such facts and demanded the surrender for cancellation of the 3,500,000 shares placed into escrow under the Adjustment Shares Escrow Agreement. Under the Adjustment Shares Escrow Agreement, the depositor of such escrowed shares had until November 18, 2015 to challenge the Company’s demand for surrender of the Escrowed Shares. On November 17, 2015, the Company received notice from the depositor of such 3,500,000 shares disputing the grounds for the surrender for cancellation of those shares. Until resolved, by court order or otherwise, the 3,500,000 shares shall remain in escrow. (See Note 8. Commitments and Contingencies.)

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

Derivative Liability

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

The Company has determined that this anti-dilution protection is a freestanding financial instrument that will be carried as a liability at fair value. At the time of the merger, in the quarter ended March 31, 2015, management measured this derivative at fair value and recognized a derivative liability of $376,300 on the consolidated balance sheet, with the offset recorded against additional paid-in capital. The derivative is valued primarily using models based on unobservable inputs that represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. The model incorporates various assumptions related to the Company’s stock price and ascribes a probability based on management’s expectation that such assumptions would occur. Changes in the fair values of the derivative are recognized in earnings in the current period. As of December 31, 2015, the Company determined that the likelihood of the anti-dilution provisions being met was remote based on the Company’s current stock price and the length of time remaining until maturity, and therefore, the anti-dilution protection had no value. There have been no changes in the assumptions used at December 31, 2015 and therefore the derivative liability continues to have no value as of June 30, 2016.

Note 8. Commitments and Contingencies.

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities. Substantially all of these agreements and arrangements are on an as needed basis.

Employment Agreement

On March 5, 2015, the Company entered into employment agreements with its Chief Executive Officer and Chief Operating Officer. Under these agreements, each of such two executive officers will be entitled to an annual base salary of $450,000 and such performance bonuses as the Company’s board of directors may determine, from time to time, in its sole discretion. The base salaries will be reviewed annually (commencing in 2016) by the Company’s board of directors; provided that the base salaries may not be decreased from their then current levels due to any board review. The employment agreements each have a term of five years; provided, however, that, commencing on the first anniversary of the dates of the agreements and on each anniversary thereafter, the term shall automatically be extended by one year, such that, at any time during the term of the agreement, the remaining employment term shall never be less than four years and one day. If employment is terminated by the Company without Cause or by the executive for Good Reason, the executive will be entitled to receive (i) base salary as in effect at the time of such termination to the extent such amount has accrued through the termination date and remains unpaid, (ii) any fully earned and declared but unpaid performance bonus as of the termination date, (iii) an amount equal to the sum of base salary the executive would have received from the date of such termination through the then applicable expiration date, which shall be payable in the same amounts and at the same intervals as if the employment period had not ended and (iv) any unpaid expenses as of the termination date. If the employment is terminated for “Cause,” or in the case of the executive’s death or disability, the executive will only be entitled to his base salary through the termination date, plus any accrued and unpaid performance bonus as of the termination date.  On May 9, 2016, each of the Chief Executive Officer and the Chief Operating Officer received an option to purchase 500,000 shares vesting monthly over a 36 month period.  The exercise price of this option was set at $8.75 per share.

The Company entered into a new employment arrangement, set forth in a letter agreement, dated as of January 27, 2016, with its Chief Financial Officer. The new employment arrangement supersedes the prior letter agreement with the Chief Financial Officer which was dated as of May 15, 2015. As part of the new employment agreement, the officer was granted a five year option to purchase up to 200,000 shares of the Company’s common stock at a per share purchase price of $11.00, the closing price of the common stock on the date of the new agreement. One-half of the shares subject to such option vested immediately upon grant and the remaining 100,000 shares subject to the option will vest on July 27, 2016, provided that the officer is still employed by the Company on said vesting date.   The options granted on January 27, 2016 were cancelled on May 9, 2016 upon the issuance of a new award on that date.  The May 9, 2016 award to the Chief Financial Officer provided for an option to purchase 500,000 shares, with the option for 300,000 shares fully vested as of the date of grant and the option for 200,000 shares vesting monthly over a 36 month period.  The exercise price of this option was set at $8.75 per share.

Pursuant to a prior agreement, the Chief Financial Officer also was granted a five-year option to purchase 150,000 shares of Company common stock at $7.75 per share. The option vested with respect to 75,000 shares on November 15, 2015 and the remaining 75,000 shares vested on May 15, 2016 and remain exercisable in accordance with its terms.

On May 9, 2016, the board of directors of the Company approved an employment agreement with its Chief Medical Officer. The approved agreement provides for an annual salary of $400,000, a term which expires on October 31, 2016, and severance benefits payable in certain circumstances.  The Board also approved a grant to the Chief Medical Officer of an option to purchase 500,000 shares of common stock vesting over a four- year term on a monthly basis.  The exercise price of this option was set at $8.75 per share.

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

Sale of Excess Ingredient Materials

During the six months ending June 30, 2016, Steve Hoffman, the Company’s President and Chief Executive Officer, purchased excess ingredient materials from the Company for a cost of $170,000, which was the pro rata cost of obtaining the items. The income from this was recorded as an offset to Research and Development expense on the Condensed Consolidated Statements of Operations, where the cost of such materials was originally recorded.

Note 10. Equity Incentive Plan.

On March 5, 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved, the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). A reserve of 10,000,000 shares of Company common stock has been established for issuance under the 2015 Plan. No more than an aggregate of 3,333,333 shares of common stock may be awarded during the twelve months following the 2015 Plan adoption. Awards under the 2015 Plan may include, but need not be limited to, one or more of the following: options, stock appreciation rights, restricted stock, performance grants, stock bonuses, and any other type of award deemed by the administrator to be consistent with the purposes of the 2015 Plan. The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of the Company common stock on the date of the grant and have a term of no greater than ten years from the date of grant. As of June 30, 2016, there were 6,927,162 shares available for grant under the 2015 Plan.

Stock Options

As of June 30, 2016, there was $12,134,246 of total unrecognized compensation related to non-vested stock options. The cost is expected to be recognized over the remaining period of the options which are expected to vest through 2020.  In addition to the grants described in Note 8 above, the Company has also granted options to certain of its employees as well as consultants working in an advisory capacity and the independent directors on its Board.

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

The weighted average assumptions utilized to determine such values are presented in the following table:

	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

Risk free interest rate	1.77%	1.65%
Expected volatility	89.00%	82.90%
Expected term	10 years	5 years
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of June 30, 2016:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2015	150,000	$7.75
Granted	2,470,000	8.83
Exercised	—	—
Forfeited/Cancelled	(200,000)	11.00
Outstanding at June 30, 2016	2,420,000	8.59
Grant date fair value of options granted during the six months ended June 30, 2016	$7.35

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Price	Number Outstanding at June 30, 2016	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at June 30, 2016	Weighted Average Exercise Price	Aggregate Intrinsic Value

$7.50 - $8.75	2,420,000	$8.59	9.5	$ —	726,250	$8.21	$ —

The intrinsic value is calculated as the excess of the market value of June 30, 2016 over the exercise price of the options. The market value as of June 30, 2016 was $6.10 as reported by the OTC Market, Inc. which is less than the respective exercise prices of the options and therefore no intrinsic value is included in the above table.

Share-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$689,052	$—	$689,052	$—
General and administrative	3,326,041	98,855	4,571,198	98,855
	$4,015,093	$98,855	$5,260,250	$98,855

Stock Grants

On March 10, 2015, the Company adopted an independent director compensation policy and also adopted a compensation policy with respect to a special advisor to the Company’s board of directors. Under such independent director compensation policy, each of those directors meeting the NASDAQ stock market definition of independent director is entitled to receive annual compensation in the amount of $100,000, one-half to be paid in cash on a quarterly basis, in arrears, and the remaining one-half of the compensation to be paid in the form of Company common stock on a quarterly basis, in arrears, with the shares valued at the closing sale price of the Company common stock on the last trading day of the applicable quarterly period. The special advisor was compensated in the same manner as the independent directors through the date the special advisor joined the Company’s board of directors (May 9, 2016). Additionally, effective as of September 30, 2015, the Company established a Scientific and Medical Advisory Board, and five individuals were appointed as members of such advisory board and a compensation policy for the advisory board’s members, substantially identical to the compensation policy for the Company’s independent directors, was adopted.  At the end of 2015, one member of the Scientific and Medical Advisory Board became a full time employee of the Company and is no longer compensated as a member of the advisory board.

On May 9, 2016, the Company amended the independent director compensation policy.  The independent directors will continue to receive $50,000 in cash annually.  Pursuant to the amended compensation policy, the independent directors received an immediate stock option grant of 25,000 shares with an exercise price per share at fair market value ($8.75). Beginning with the Company’s 2017 annual meeting, members who are re-elected as members of the Board, will receive an annual stock option grant of 10,000 shares at fair market value.  Each of these stock option awards will vest 50% on the date of grant and 50% on the first anniversary of the date of grant.  These stock option awards are in addition to the annual payment of $50,000 in cash fees for the independent directors.

The Company issued to its three independent directors and special advisor an aggregate of 13,132 shares of Company common stock as compensation during the six months ended June 30, 2015.  The shares were valued using the $6.90 and $8.50 closing sale price of the Company common stock on the last trading day of the quarter ended March 31, 2015 and June 30, 2015, respectively. Total stock compensation expense related to these stock grants was $50,000 and $100,000 for the three and six months ended June 30, 2015, respectively.

The Company issued 16,468 shares of Company common stock as compensation to its advisory board members during the six months ended June 30, 2016.  The shares were valued using the $6.05 and $6.10 closing sale price of the Company common stock on the last trading day of the quarter ended March 31, 2016 and June 30, 2016, respectively.  Total compensation expense related to these stock grants was $50,000 and $100,000 for the three and six months ended June 30, 2016.

Note 11. Subsequent Events.

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of consolidated financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its interim financial statements as of June 30, 2016 and for the three and six months then ended, management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

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

Effective as of September 18, 2014, we (then constituting a Florida corporation with the name Global Group Enterprises Corp.) reincorporated in the State of Delaware by merging into our wholly-owned Delaware subsidiary, Tyme Technologies, Inc., which was formed on August 22, 2014 specifically for this purpose (the “Reincorporation”). Tyme Technologies, Inc. was the surviving corporation in such merger. As a result of the Reincorporation, among other things, (i) we changed our name to Tyme Technologies, Inc., (ii) we changed our jurisdiction of incorporation from Florida to Delaware, (iii) we increased our authorized capital stock from 250,000,000 shares of common stock, $0.0001 par value per share, to 300,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share, (iv) each share of Global Group Enterprises Corp.’s common stock outstanding at the time of the Reincorporation was automatically converted into 4.3334 shares of Tyme Technologies, Inc.’s common stock, with the result that the 12,000,000 shares of common stock outstanding immediately prior to the Reincorporation were converted into 52,000,800 shares of common stock outstanding immediately thereafter. All share and per share numbers in this Annual Report on Form 10-K relating to our common stock prior to the Reincorporation have been adjusted to give effect to this conversion, unless otherwise stated. Subsequent to the Reincorporation, Global Group Enterprises Corp. ceased to exist.

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

Recent Developments

In September 2015, we filed an Investigational New Drug Application (“IND”) with the FDA for our SM-88 drug candidate.  In October 2015, the FDA accepted the IND and concluded that we may proceed with a clinical investigation of SM-88 for breast cancer.  Subsequently, we made a determination, based on input from various sources and the strong interest of several clinical sites, to prioritize our clinical trial objectives by initiating a study in prostate cancer.  On June 13, 2016, we announced that we have begun recruiting for a phase Ib/II clinical trial, using SM-88 to treat prostate cancer.

The trial will be a single-arm, open label trial and up to five clinical sites will be involved.  Prospective enrollees will have prostate cancer, rising PSA levels, without metastatic disease, and have failed androgen deprivation therapy.  We will report results on PSA levels and novel biomarker components, as well as progression free survival data at the conclusion of the study, or earlier, if appropriate milestones are met.

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

At the point of Merger, we were essentially a public reporting business combination shell with no substantive business operations. As such, we had negligible revenues and operating profits that require separate identification.

The transaction costs associated with the Merger relate to professional fees incurred in respect of legal, investor relations and accounting and audit of Tyme’s financial statements. All of such transaction costs, being associated with the final Merger, have been expensed as incurred and total approximately $1,000,000.

For accounting purposes, the acquisition of Tyme by our Company was considered a reverse acquisition, an acquisition transaction where the acquired company, Tyme, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction was treated as a purchase by Tyme rather than a purchase by our Company was because we were a public reporting business combination shell company with limited operations and Tyme’s stockholders gained majority control of the outstanding voting power of our equity securities through their collective ownership of a majority of the outstanding shares of Company common stock. Consequently, reverse acquisition accounting will be applied to the transaction. No goodwill or intangible assets were recognized in conjunction with the completion of the Merger.

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

Results of Operations

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Net loss for the three months ended June 30, 2016 was $5,874,713 compared to $1,750,286 for the three months ended June 30, 2015.  Net loss for the six months ended June 30, 2016 was $8,762,453 compared to $7,351,724 for the six months ended June 30, 2015.

Revenues and Other Income

During the three and six month periods ended June 30, 2016 and 2015, we did not realize any revenues from operations.  We do not anticipate recognizing any revenues until such time as one of our products has been approved for marketing by appropriate regulatory authorities or we enter into collaboration or licensing arrangement, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended June 30, 2016, operating costs and expenses totaled $5,874,713 compared to $1,750,286 for the three months ended June 30, 2015, representing an increase of $4,124,427.  Operating costs and expenses were comprised of the following:

▪

Research and development expenses were $1,618,685 for the three months ended June 30, 2016, compared to $790,692 for the three months ended June 30, 2015, representing an increase of $827,993.  All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. Research and development activities primarily consist of the following:

▪

Salary expense for research and development personnel was $230,474 for the three months ended June 30, 2016, compared to $150,500 for the three months ended June 30, 2015, an increase of $79,974 between the comparable periods. This increase in 2016 expense is primarily attributable to a new hire.

▪

Consulting and study expenses were $551,751 for the three months ended June 30, 2016, compared to $572,017 for the three months ended June 30, 2015, representing a decrease of $20,267 between the comparable periods.  These types of expenses are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

▪

For the three months ended June 30, 2016 we incurred cash and stock compensation expense totaling $100,000 related to the Scientific Advisory Board that was established as of September 30, 2015 compared to $0 for the three months ended June 30, 2015.

▪

Included in research and development expense for the three months ended June 30, 2016 is $689,052 of stock based compensation expense related to stock options granted to research and development personnel compared to $0 for the three months ended June 30, 2015. No stock options were granted during or prior to the three months ended June 30, 2015 to research and development personnel.

▪

General and administrative expenses were $4,256,028 for the three months ended June 30, 2016, compared to $959,594 for the three months ended June 30, 2015, representing an increase of $3,296,434 with this increase principally attributed to the recognition of non-cash compensation expense related to stock options of $3,326,041 for the three months ended June 30, 2016. For the three months ended June 30, 2015, we had compensation expense totaling $98,855 related to stock options.  The general and administrative expenses for the respective periods include:

▪

Salary expense for non-research and development personnel was $251,693 for the three months ended June 30, 2016, compared to $172,500 for the three months ended June 30, 2015, representing a $79,193 increase between the comparable periods. The increase is due to a new full time hire during 2016.

▪

Stock based compensation expense related to stock options granted was $3,326,041 for the three months ended June 30, 2016 compared to $98,855 for the three months ended June 30, 2015, representing an increase of $3,227,186 between the comparable periods. Stock options were granted to a larger population of executives and employees during the three months ended June 30, 2016 compared to only one non-research and development personnel stock option grant during the three months ended June 30, 2015.

▪

In addition, in the three months ended June 30, 2016, we incurred costs of $488,891for legal and accounting fees compared to $489,011 for the three months ended June 30, 2015, representing a decrease of $120.

For the six months ended June 30, 2016, operating costs and expenses totaled $8,762,453 compared to $3,848,423 for the six months ended June 30, 2015, representing an increase of $4,914,030.  Operating costs and expenses were comprised of the following:

▪

Research and development expenses were $2,394,012 for the six months ended June 30, 2016, compared to $1,305,009 for the six months ended June 30, 2015, representing an increase of $1,089,003.  All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. Research and development activities primarily consist of the following:

▪

Salary expense for research and development personnel was $467,667 for the six months ended June 30, 2016, compared to $442,472 for the six months ended June 30, 2015, an increase of $25,195 between the comparable periods. The 2016 increase is primarily attributable to a new hire, with such increase offset by the fact that during the six months ended June 30, 2015, research and development personnel were awarded bonus compensation totaling $135,560 in connection with the Merger.

▪

Consulting and study expenses were $950,156 for the six months ended June 30, 2016, compared to $773,042 for the six months ended June 30, 2015, representing an increase of $177,114 between the comparable periods.  These types of expenses are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

▪

For the six months ended June 30, 2016 we incurred cash and stock compensation expense totaling $200,000 related to the Scientific Advisory Board that was established as of September 30, 2015 compared to $0 for the six months ended June 30, 2015.

▪

Included in research and development expense for the six months ended June 30, 2016 is $689,052 of stock based compensation expense related to stock options granted to research and development personnel compared to $0 for the six months ended June 30, 2015. No stock options were granted during or prior to the six months ended June 30, 2015 to research and development personnel.

▪

General and administrative expenses were $6,368,441 for the six months ended June 30, 2016, compared to $2,543,414 for the six months ended June 30, 2015, representing an increase of $3,825,027. The general and administrative expenses for the respective periods include:

▪

Salary expense for non-research and development personnel was $470,265 for the six months ended June 30, 2016, compared to $549,293 for the six months ended June 30, 2015, representing a $79,028 decrease between the comparable periods. The decrease is due to the fact that during the six months ended June 30, 2015, non-research and development personnel were awarded bonus compensation totaling $206,690 in connection with the Merger.  This decrease is offset by a new full time hire during the six months ended June 30, 2016.

▪

Stock based compensation expense related to stock options granted was $4,571,098 for the six months ended June 30, 2016 compared to $98,855 for the six months ended June 30, 2015, representing an increase of $4,472,243 between the comparable periods. Stock options were granted to a larger population of executives and employees during the six months ended June 30, 2016 compared to only one non-research and development personnel stock option grant during the six months ended June 30, 2015.

▪

In addition, in the six months ended June 30, 2016, we incurred costs of $929,289 for legal and accounting fees compared to $575,784 for the six months ended June 30, 2015, representing an increase of $353,505.

▪

Transaction costs associated with the Merger, which totaled approximately $1,000,000 for the six months ended June 30, 2015 and relate to professional fees incurred in respect of legal, investor relations and accounting and auditing of Tyme’s financial statements. There were no such transaction costs incurred in the six months ended June 30, 2016.

Other income (expense)

Interest charges for the three and six months ended June 30, 2016 were $0, compared to $0 and $3,503,301 for the three and six months ended June 30, 2015, respectively. Contemporaneous with the closing of the Merger, the Bridge Note in the principal amount of $2,310,000 was converted into 2,310,000 shares of Company common stock. On March 5, 2015, the mandatory conversion feature of the Bridge Note was amended to a set fixed conversion amount such that, upon conversion, the Bridge Note purchaser would receive one share of Company common stock for each $1.00 of principal of the Bridge Note outstanding as of the date of the mandatory conversion. We evaluated the modification to the conversion rate as an inducement to convert the Bridge Note and concluded that it provided the purchaser of the Bridge Note an incremental value of $3,465,000, which is included as interest expense on the condensed consolidated statement of operations for the six months ended June 30, 2015. We recorded interest expense of $0 on the Bridge Note during the six months ended June 30, 2016, compared to $38,301 for the six months ended June 30, 2015.

Liquidity and Capital Resources

At June 30, 2016, we had cash of $4,209,381, working capital of $2,634,940 and stockholders’ equity of $2,645,694.

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Six Months Ended June 30,
	2016	2015

Net cash used in operating activities	$(3,269,185)	$(3,895,732)
Net cash used in investing activities	—	—
Net cash provided by financing activities	3,032,282	6,863,477

Operating Activities

Our cash used in operating activities in the six months ended June 30, 2016 totaled $3,269,185 which is the sum of (i) our net loss of $8,762,453 less non-cash expenses totaling $5,362,374 (principally stock-based compensation), and (ii) changes in operating assets and liabilities of $130,894.

Our cash used in operating activities in the six months ended June 30, 2015 totaled $3,895,732, which is the sum of (i) our net loss of $7,351,724, less non-cash expenses totaling $4,291,003 (principally the issuance of common stock for services and the non-cash conversion of Bridge Notes to Common Stock), and (ii) decreases in operating assets and liabilities of $835,011.

Investing Activities

We had no net cash used in investing activities for the six months ended June 30, 2016 and 2015.

Financing Activities

During the six months ended June 30, 2016, our financing activities consisted of the following:

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

▪

In 2014, Tyme and Luminant granted cash advances totaling $355,766 to certain of their then stockholders/members. Effective as of the consummation of the Merger during the six months ended June 30, 2015, these non-interest bearing advances were satisfied.

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

We believe that our current cash balances will be sufficient to fund the business through the next seven to nine months.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk.  Our cash balance as of June 30, 2016 was held in insured depository accounts, of which approximately $3,959,381 exceeded insurance limits.

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

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

The aforementioned material weaknesses were identified by Messrs. Hoffman, Demurjian and Dickey in connection with their review of our financial statements as of June 30, 2016. In addition, our management noted further control and procedures deficiencies, including those relating to segregation of duties over cash disbursements and the prompt analysis of the financial impact of all transactions to which we are a party.

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

•

We have implemented centralized and automated enhancements to the processing of invoices to assure standardized supplier setup and proper entry by invoice type into our accounts payable system. These enhancements also incorporate adherence to signing authorities as part of check run processing and ensure the completion of timely month end reconciliation procedures for accounts payable and accrued expenses.

•	As a result of recent changes in our board of directors we are now in the process of forming an audit committee and will be announcing shortly the committee’s chairman and its other members.

Changes in Internal Control over Financial Reporting

As noted above, we intend to form an audit committee. We anticipate that such audit committee will discuss with management  the status of our financial controls and procedures and determine what changes are necessary to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with US GAAP. We anticipate that a number of changes in our financial controls and procedures will be made in the ensuing periods.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as set forth below, we are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on us, our business, operating results or financial condition.

On March 5, 2015, we, our wholly-owned subsidiary formed for the purposes of completing a merger (which we refer to as “Acquisition Sub”), Tyme, Inc. (“Tyme”) and certain other parties entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”).  Simultaneous with the execution of the Merger Agreement, we and the other parties to the Merger Agreement consummated the transactions contemplated by the Merger Agreement (the “Merger”).  We refer to the date that the transactions contemplated by the Merger Agreement, including the Merger, were consummated as the “Closing Date.”  Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Tyme.  Tyme was the surviving corporation in the Merger and thus became our wholly-owned subsidiary.

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

The Merger Agreement further provided that:

•

if the pre-money valuation of our Company upon a Qualified Offering is $150 million or more but less than $200 million, the Pre-Merger Company Stockholders will surrender to us for cancellation without consideration one million shares of our Common Stock;

•

if the pre-money valuation of our Company upon a Qualified Offering is $100 million or more but less than $150 million, the Pre-Merger Company Stockholders will surrender to us for cancellation without consideration two million shares of our Common Stock; and

•

if the pre-money valuation of the Company upon a Qualified Offering is less than $100 million (which Qualified Offering may be rejected in the Company’s sole and absolute discretion) or if no Qualified Offering occurs within five months of the Qualified Offering Trigger Termination Date, the Pre-Merger Company Stockholders would be obligated to surrender to us for cancellation without consideration 3.5 million shares of our Common Stock.

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

On November 10, 2015, we made demand of the escrow agent holding the Adjustment Shares for their surrender for cancellation. On November 17, 2015, GEM Global Yield Fund LLC SCS (“GEM”), on behalf of the Pre-Merger Company Stockholders (collectively, the “Defendants”), challenged such demand.

On January 19, 2016, we filed a complaint against GEM with the Commercial Division of the Supreme Court of New York, New York, captioned Tyme Technologies, Inc. v. GEM Global Yield Fund LLC SCS and CKR Law LLP, Index No. 650250/2016.  On April 1, 2016, we filed an amended complaint, which asserts causes of actions for (i) a declaratory judgment declaring that the relevant contracts require the 3.5 million escrowed Adjustment Shares to be released to us; (ii) breach of contract for failure to deliver the 3.5 million escrowed Adjustment Shares to us; (iii) conversion for GEM’s willful and malicious interference with our rights to the Adjustment Shares; and (iv) replevin for CKR Law’s refusal to surrender the escrowed Adjustment Shares to us.

On June 20, 2016, Defendants filed their answer and GEM asserted two counterclaims. The first counterclaim alleges that we purportedly breached our obligation to allow GEM to provide additional financing by refusing to allow GEM to purchase 17.2 million shares at a price of $1.1626 per share.  GEM alleges that it was damaged by at least $144,000,000 based upon the differential between GEM’s proposed share purchase price and the then-current market value of our Common stock.  GEM’s second counterclaim alleges that we purportedly breached our fiduciary duties to GEM as a stockholder of the Company, by rejecting GEM’s proposed financing described above.  We believe the Defendants’ counterclaims are without merit and we intend to vigorously defend these claims and seek the return of the 3.5 million escrowed Adjustment Shares in accordance with the terms set out in the Merger Agreement and the Adjustment Shares Escrow Agreement.

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

None during the quarter ended June 30, 2016.

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

Exhibit Number	Description
10.1*	Tyme Technologies, Inc. 2016 Stock Option Plan for Non-Employee Directors
10.2*	Amendment No.1 to the Tyme Technologies, Inc. 2015 Equity Incentive Plan
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.
32.1*	Rule 1350 Certification of Chief Executive Officer.
32.2*	Rule 1350 Certifications of Chief Financial Officer.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

__________

*  Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 9, 2016

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Dickey IV
Robert Dickey IV
Vice-President - Finance and
Chief Financial Officer
(Principal Financial Officer)