Form 10-QT
period 2016-03-31
TYME TECHNOLOGIES, INC.
filed 2016-11-08
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2016 to March 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

As of October 31, 2016, there were 87,677,838 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. (Includes 3,500,000 shares which have been placed into escrow and are subject to surrender for cancellation. See Part II, Item 1 of this report)

Introductory Note to this Transition Report:  This transition report is being filed in order to effect a change in fiscal year of the registrant to March 31 of each year from December 31 of each year.  This change was approved by the Board of Directors on October 27, 2016.

The information in this transition report, excluding Part II, Item 5 herein, reflects information for the transition period January 1, 2016 until March 31, 2016, which period is subsequent to the registrant’s last completed fiscal year (December 31, 2015), and such information is being provided in accordance with Rule 15d-10 under the Securities Exchange Act of 1934, as amended.

The inclusion within this transition report of audited financial statements as of and for the twelve months ended March 31, 2016 (as set forth in Part II, Item 5) is being provided as supplemental information and is intended to accelerate the Company’s ability to qualify for listing on the Nasdaq Stock Market under NASDAQ Rule 5110(c).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tyme Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Tyme Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2016 and December 31, 2015, and the consolidated statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tyme Technologies, Inc. and subsidiaries as of March 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for the three months ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operation, negative cash flows and an accumulated deficit as of March 31, 2016. These conditions, along with other matters described in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

New York, New York

November 7, 2016

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Tyme Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015

Assets
Current assets
Cash and cash equivalents	$6,105,309	$4,446,284
Prepaid and other assets	226,098	30,784
Total current assets	6,331,407	4,477,068

Property and equipment, net	11,816	12,878
Total assets	$6,343,223	$4,489,946

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$1,676,918	$1,474,331
Insurance note payable	232,100	—
Total current liabilities	1,909,018	1,474,331
Total liabilities	1,909,018	1,474,331

Commitments and contingencies (See Note 8)

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at March 31, 2016 and December 31, 2015, 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 87,611,370 issued and outstanding at March 31, 2016, and 86,836,370 issued and outstanding at December 31, 2015	8,763	8,685
Additional paid in capital	23,080,749	18,911,110
Accumulated deficit	(18,655,307)	(15,904,180)
Total stockholders’ equity	4,434,205	3,015,615
Total liabilities and stockholders’ equity	$6,343,223	$4,489,946

The Notes to Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2016	2015
		(Unaudited)
Revenues	$—	$—

Operating expenses:
Research and development	808,472	514,317
General and administrative	1,942,655	1,583,820
Total operating expenses	2,751,127	2,098,137
Loss from operations	(2,751,127)	(2,098,137)

Interest expense	—	3,503,301
Net loss	$(2,751,127)	$(5,601,438)

Basic and diluted loss per common share	$(0.03)	$(0.08)

Basic and diluted weighted average shares outstanding	83,796,260	73,400,081

The Notes to Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2016

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Equity

Balance, January 1, 2016	86,836,370	$8,685	$18,911,110	$(15,904,180)	$3,015,615
Issuance of common stock in private placement offering for cash, net of associated expense	775,000	78	3,032,204	—	3,032,282
Stock-based compensation	—	—	1,137,435	—	1,137,435
Net loss	—	—	—	(2,751,127)	(2,751,127)
Balance, March 31, 2016	87,611,370	$8,763	$23,080,749	$(18,655,307)	$4,434,205

The Notes to Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
		(Unaudited)
Cash flows from operating activities:
Net loss	$(2,751,127)	$(5,601,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,062	1,074
Issuance of common stock for services	—	625,000
Stock-based compensation	1,137,435	50,000
Inducement for conversion of Bridge Note to common shares	—	3,465,000
Changes in operating assets and liabilities:
Prepaid and other assets	36,786	(244,020)
Accounts payable and other current liabilities	202,587	(577,299)
Net cash used in operating activities	(1,373,257)	(2,281,683)

Cash flows from financing activities:
Repayment from stockholders/members	—	355,766
Change in due to officer	—	17,623
Proceeds from Bridge Note	—	960,000
Proceeds from private placement offering of common stock and warrants, net	3,032,282	4,264,950
Net cash provided by financing activities	3,032,282	5,598,339

Net increase in cash	1,659,025	3,316,656
Cash and cash equivalents - beginning of period	4,446,284	9,724
Cash and cash equivalents - end of period	$6,105,309	$3,326,380

Supplemental Cash Flow Information:
Cash paid for income taxes is as follows:
Income taxes	$—	$—

Noncash investing and financing activities:
Financing of insurance premiums	$232,100	—
Conversion of the Bridge Note and all accrued interest into shares of common stock	$—	$2,404,474
Issuance of subscription receivable for shares issued in conjunction with private placement offering	$—	$2,500,000
Inducement for conversion of Bridge Note to common shares	$—	$3,465,000
Derivative liability associated with the price protection feature of shares of common stock issued in PPO and Bridge Note conversion	$—	$376,300

The Notes to Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

Note 1. Nature of Business and Basis of Presentation.

Tyme Technologies, Inc. (“Tyme Tech”) and its wholly owned subsidiaries, Tyme Inc. (“Tyme”) and Luminant Biosciences, LLC (“Luminant”) (collectively, the “Company”) have historically operated on a fiscal year ending December 31 of each year.

On October 27, 2016, the Board of Directors of Tyme Tech approved a change in fiscal year end from December 31 to March 31 of each year. As a result of the change in fiscal year, Tyme Tech has prepared a transition report on Form 10-Q of which these financial statements form a part (the “Transition Report”).  As a result of an audit of the financial statements for the Transition Report, certain adjustments were made to the condensed consolidated financial statements contained in the Transition Report compared to what was reported on the Company’s Form 10-Q for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2016.  The Company evaluated the materiality of these adjustments and concluded that they were not material, individually or in the aggregate, to any of the previously issued financial statements.

The accompanying balance sheet as of December 31, 2015, was derived from the Company’s audited financial statements included in Form 10-K filed with the SEC on March 30, 2016.  The accompanying consolidated statements of operations and the consolidated statements of cash flows and footnote disclosures for the three months ended March 31, 2015 are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s results of its operations as well as its cash flows for the three months ended March 31, 2015.

The accompanying consolidated financial statements include the results of operations of Tyme Tech and its wholly owned subsidiaries, Tyme and Luminant. Luminant conducted the initial research and development of the Company’s therapeutic platform. Since January 1, 2014, the majority of the Company’s research and development activities and other business efforts have been conducted by Tyme.  All of the Company’s patent and patent application rights presently are held by Tyme.

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

On March 5, 2015, Tyme Tech consummated a reverse triangular merger with Tyme (the “Merger”). (See Reverse Triangular Merger below.) The Merger resulted in Tyme becoming a wholly-owned subsidiary of Tyme Tech. Tyme is a clinical-stage biopharmaceutical company focused on the development and commercialization of highly targeted cancer therapeutics with a broad range of oncology indications for humans. Tyme was incorporated in Delaware in 2013 and its operations to date have been directed primarily toward developing business strategies, research and development activities and preparing for clinical trials for human oncologic product candidates. During the three months ended March 31, 2016, the Company’s Investigational New Drug Application for its SM-88 drug candidate for breast cancer patients (the “IND”) was accepted by the United States Food and Drug Administration (the “FDA”). In June of 2016, the Company initiated a phase Ib/II clinical study for SM-88 use in human prostate cancer patients.  The Company is also evaluating the expansion of its phase II program to other types of cancer, including pancreatic cancer.

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

Contemporaneous with the closing of the Merger, among other matters, the Company completed a private placement offering (the “PPO”) of 2,716,000 shares of Company common stock (the “PPO Shares”) for gross proceeds of $6,790,000 (of which, $4,264,000 was tendered in cash and the remaining subscription price paid by the delivery of a three-month promissory note in the principal amount of $2,500,000 (“PPO Note”). In addition, a Tyme convertible promissory note in the principal amount of $2,310,000 (the “Bridge Note”) was converted into 2,310,000 shares (the “Bridge Note Shares”) of Company common stock. The foregoing aggregate 79% ownership of the post-Merger Company by the former Tyme stockholders was calculated giving effect to the issuances of Company common stock in the PPO, the conversion of the Bridge Note and surrender of stock for cancellation by certain stockholders of the Pre-Merger Company. The purchaser of the PPO Shares and party receiving the Bridge Shares upon conversion of the Bridge Note were granted certain registration rights with respect to such shares (such shares being collectively referred to as the PPO/Bridge Note Conversion Registrable Shares”). The PPO Note was originally secured by the escrow of 5,000,000 shares of Company common stock pursuant to a Subscription Note Shares Escrow Agreement, dated as of March 5, 2015 (the “Subscription Note Escrow Agreement”). As originally provided in the Subscription Note Escrow Agreement, to the extent that the PPO Note was not paid at or prior to its maturity date of June 5, 2015, the escrowed shares would be forfeited for cancellation at the rate of one share for every $0.50 of PPO Note principal not paid. The Company received a payment of $1,250,000 in June 2015 and the maturity date on the remaining principal amount of the PPO Note was extended to July 6, 2015 pursuant to an Omnibus Amendment, dated as of June 5, 2015 (the “First Omnibus Amendment”). The Company entered into a Second Omnibus Amendment as of July 23, 2015 (the “Second Omnibus Amendment”), pursuant to which the terms of certain agreements entered into in connection with the Merger were modified and amended. Under the Second Omnibus Amendment, (x) the Company agreed to the extension of the maturity date of the remaining $1,250,000 outstanding amount due under the PPO Note to a date  five business days following the Company providing the maker of the PPO Note of written evidence that an Investigational New Drug Application for the Company’s SM-88 drug candidate has been submitted by the Company to the FDA, (y) the holder of all of the PPO/Bridge Note Conversion Registrable Shares irrevocably waived any liquidated damages with respect to the date of filing or the effective date of the registration statement contemplated by a Registration Rights Agreement entered into in connection with the consummation of the Merger and PPO and (z) the amount of shares that the former-Tyme stockholders may include in such registration statement was increased to 15% of the total number of shares such stockholders received in connection with the Merger.

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

Going Concern

The Company has incurred losses and negative cash flows from operations since inception (July 26, 2013) and has an accumulated deficit of $18,655,307 as of March 31, 2016. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its products currently in development. The Company’s primary sources of liquidity to date have been the issuance of common stock, convertible promissory notes and contributed capital by its founders. Substantial additional financing will be needed by the Company to fund its operations and to seek applicable FDA and foreign governmental authorization to commercially market its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management is evaluating different strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, additional funding from current or new investors, officers and directors; borrowings of debt; public or private offerings of the Company’s equity or debt securities; partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful.

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

Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents consisted of $6,105,309 at March 31, 2016 and $4,446,284 at December 31, 2015, deposited in three checking accounts at one financial institution.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash. Cash is deposited with major banks and, at times, such balances with any one financial institution may be in excess of FDIC insurance limits. The Company exceeded the FDIC limit of $250,000 by approximately $5,855,309 at March 31, 2016 and $4,196,284 at December 31, 2015. Although the Company has exceeded the federally insured limit, it has not incurred losses related to these deposits. Management monitors the Company’s accounts with these institutions to minimize credit risk.

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

Level 3 valuations are for instruments that are not traded in active markets or are subject to transfer restrictions and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. The Company’s derivative liability is classified as a Level 3 instrument. (See Note 6. Debt.)

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no assets or liabilities classified as Level 1 or Level 2 for the three months ended March 31, 2016 or 2015 and there were no material re-measurements of fair value with respect to financial assets and liabilities, during those periods, other than those assets and liabilities that are measured at fair value on a recurring basis.  There were no transfers between Level 1 and Level 2 in any of the periods reported.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include fixed assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended March 31, 2016 and 2015, the Company determined that there were no triggering events requiring an impairment analysis.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet. The Company did not record any penalties or interest related to uncertain tax positions for the three months ended March 31, 2016 or 2015.

The Company files income tax returns in the United States, and various state jurisdictions. The tax years which currently remain subject to examination by major tax jurisdictions are for the period January 1, 2016 to March 31, 2016, the years ended December 31, 2015 and 2014, and for the period July 26, 2013 to December 31, 2013.

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

Basic and Diluted Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earning per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Company common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period. At March 31, 2016 and 2015, the calculation excludes any potential dilutive common shares and any equivalents as they would have been anti-dilutive as the Company had losses for the periods then ended.

Stock-based Compensation

The Company follows the authoritative guidance for accounting for stock-based compensation in ASC 718, Compensation-Stock Compensation.  The guidance requires that stock-based payment transactions be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over the vesting period as services are being provided. (See Note 10. Equity Incentive Plan.)

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update or ASU, 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The Company is required to adopt the guidance in the first quarter of fiscal 2019 and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company is currently in the process of assessing the impact of ASU 2016-15 on its statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses.  ASU 2016-13 will apply to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets.  ASU 2016-13 will be effective in fiscal years beginning after December 15, 2019 including interim periods within those fiscal years.  The Company is currently in the process of assessing the impact of ASU 2016-13 on the Company’s financial statements and related disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740).  The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The Company did not retrospectively adjust the prior periods within the Balance Sheet.  The early adoption ASU 2015-17 did not have a material impact on the Company’s financial position, results of operations or liquidity. The reason for the change is to simplify the presentation of deferred income taxes.

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

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2016	March 31, 2015 (Unaudited)
Basic and diluted net loss per common share calculation:
Net loss	$(2,751,127)	$(5,601,438)
Weighted average common shares outstanding — basic and diluted	83,796,260	73,400,081
Net loss per share of common stock—basic and diluted	$(0.03)	$(0.08)

There are 3,500,000 shares in escrow, subject to cancellation, that have not been included in basic weighted average common shares outstanding for the three months ended March 31, 2016.

The following outstanding securities at March 31, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	Three Months Ended
	March 31, 2016	March 31, 2015 (Unaudited)

Stock options	350,000	—
Warrants	937,651	—
Total	1,287,651	—

Note 4. Property and Equipment, Net.

Property and equipment, net consisted of the following:

	March 31, 2016	December 31, 2015

Machinery and equipment	$21,463	$21,463
Less: accumulated depreciation	9,647	8,585
	$11,816	$12,878

Depreciation expense was $1,062 and $1,074 for the three months ended March 31, 2016 and 2015, respectively.

Note 5. Accounts Payable and Other Current Liabilities.

Accounts payable and other current liabilities consisted of the following:

	March 31, 2016	December 31, 2015

Legal	$795,478	$781,933
Consulting	44,056	50,947
Accounting and auditing	143,357	157,129
Research and development	324,787	241,259
Board of Directors and Scientific Advisory Board compensation	337,500	225,000
Other	31,740	18,063
	$1,676,918	$1,474,331

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

Bridge Notes Payable

On July 11, 2014, Tyme received $1,100,000 in proceeds from the issuance of a convertible promissory note (the “Bridge Note”) from an affiliate of GEM Global Yield Fund, LLC SCS (“GEM”). The Bridge Note bears interest at a rate of 10% per year, maturing fifteen months from the date of issue and was secured by all assets of Tyme. The Bridge Note was mandatorily convertible into Company common stock upon the closing of the PPO. To secure certain obligations relating to the Bridge Note and the then proposed merger, Tyme issued in the name of the purchaser of the Bridge Note but placed into escrow shares of Company common stock. These shares were not deemed outstanding, but would either be delivered to the Bridge Note purchaser or returned to Tyme for cancellation pursuant to the terms of a Termination Shares Escrow Agreement, dated as of July 11, 2014, among Tyme, the purchaser of the Bridge Note and the escrow agent.  Subsequently, such escrow concerning the Bridge Note was terminated in accordance with the applicable provisions of the Termination Shares Escrow Agreement, those shares of Company common stock were released by the escrow agent to the Company, and the Company then cancelled those shares of common stock.

On November 24, 2014, the purchaser of the Bridge Note loaned Tyme an additional $250,000. In connection with the funding of such loan, the Bridge Note was amended and restated to reflect a principal amount of $1,350,000.

On January 15, 2015, the purchaser of the Bridge Note loaned Tyme a further $960,000. In connection with the funding of such further loan, the Bridge Note was amended and restated to reflect a principal amount of $2,310,000. On March 5, 2015, the Bridge Note was further amended and restated to the effect that the mandatory conversion feature was amended to a set fixed conversion amount such that, upon mandatory conversion, the Bridge Note purchaser would receive one share of Company common stock (each, a “Bridge Note Conversion Share”) for each $1.00 of principal of the Bridge Note outstanding as of the date of the mandatory conversion. The Company evaluated the modification to the conversion rate as an inducement to convert the Bridge Note and concluded that it provided the purchaser of the Bridge Note an incremental value of $3,465,000, which is included as interest expense on the consolidated statements of operations for the three months ended March 31, 2015.

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

The Company has determined that this anti-dilution protection is a freestanding financial instrument that will be carried as a liability at fair value. At the time of the merger, in the quarter ended March 31, 2015, management measured this derivative at fair value and recognized a derivative liability of $376,300 on the consolidated balance sheet, with the offset recorded against additional paid-in capital. The derivative is valued primarily using models based on unobservable inputs that represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. The model incorporates various assumptions related to the Company’s stock price and ascribes a probability based on management’s expectation that such assumptions would occur. Changes in the fair values of the derivative are recognized in earnings in the current period. As of December 31, 2015, the Company determined that the likelihood of the anti-dilution provisions being met was remote based on the Company’s current stock price and the length of time remaining until maturity, and therefore, the anti-dilution protection had no value. As of March 31, 2016, the Company continues to believe the likelihood of the anti-dilution provisions being met is remote.

The Company recorded interest expense of $0 and $38,301 during the three months ended March 31, 2016 and 2015 on the Bridge Note. The aggregate outstanding principal and accrued interest balance at March 31, 2016 and December 31, 2015 was $0 and $0, respectively.

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

On November 17, 2015, the Company received notice from the depositor of such 3,500,000 shares disputing the grounds for the surrender for cancellation of those shares. Until resolved by court order or otherwise, the 3,500,000 shares shall remain in escrow.  On January 19, 2016, the Company filed a complaint against the depositor with the Commercial Division of the Supreme Court of New York, New York and on April 1, 2016, the Company filed an amended complaint, which asserts causes of actions for (i) a declaratory judgment declaring that the relevant contracts require the 3,500,000 escrowed Adjustment Shares to be released to the Company; (ii) breach of contract for failure to deliver the 3,500,000 escrowed Adjustment Shares to the Company; (iii) conversion for the depositors willful and malicious interference with the Company’s rights to the Adjustment Shares; and (iv) replevin for the escrow agent’s refusal to surrender the escrowed Adjustment Shares to the Company.

On June 20, 2016, the depositor filed their answer and asserted two counterclaims. The first counterclaim alleges that the Company purportedly breached its obligation to allow the depositor to provide additional financing by refusing to allow the depositor to purchase 17,200,000 shares at a price of $1.1626 per share.  The depositor alleges that it was damaged by at least $144,000,000 based upon the differential between the depositor’s proposed share purchase price and the then-current market value of the Company’s Common stock. The depositor’s second counterclaim alleges that the Company purportedly breached its fiduciary duties to the depositor as a stockholder of the Company, by rejecting the depositor’s proposed financing described above. The Company believes the depositor’s counterclaims are without merit and intends to vigorously defend these claims and seek the return of the 3,500,000 escrowed Adjustment Shares in accordance with the terms set out in the Merger Agreement and the Adjustment Shares Escrow Agreement. The Company moved to dismiss the counterclaims on August 10, 2016, the depositor filed its opposition on September 21, 2016 and the Company filed its reply memorandum of law on October 28, 2016.

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

The Company entered into a new employment arrangement, set forth in a letter agreement, dated as of January 27, 2016, with its Chief Financial Officer. The new employment arrangement supersedes the prior letter agreement with the officer which was dated as of May 15, 2015. As part of the new employment agreement, as of March 31, 2016, the officer was granted a five year option to purchase up to 200,000 shares of the Company’s common stock at a per share purchase price of $11.00, the closing price of the common stock on the date of the new agreement. One-half of the shares subject to such option vested immediately upon grant and the remaining 100,000 shares subject to the option will vest on July 27, 2016, provided that the officer is still employed by the Company on said vesting date. Pursuant to a prior agreement, the officer also was granted a five-year option to purchase 150,000 shares of Company common stock at $7.75 per share. The option vested with respect to 75,000 shares on November 15, 2015 and the remaining 75,000 shares will vest on May 15, 2016. Vesting is dependent upon the new officer being in the Company’s employment on the applicable vesting date. (See Note 10. Equity Incentive Plan – Stock Options and Note 12. Subsequent Events – Stock Option Grants).  The option granted to the officer under the prior agreement has not been terminated and remains exercisable in accordance with its terms.

Legal Proceedings

Other than discussed below, the Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations or cash flows.

As described in Note 7. Stockholders’ Equity, the Merger Agreement further provided that, if the pre-money valuation on which the raised funds were placed into escrow was less than $200,000,000, or if no money was raised within such five month period, up to 3,500,000 shares of Company common stock were required to be surrendered for cancellation. Such 3,500,000 shares were placed into escrow pursuant to an Adjustment Shares Escrow Agreement entered into at the time of Merger Closing (the “Adjustment Shares Escrow Agreement”). The date on which the offering funds were required to be placed into escrow was extended under the terms of the Second Omnibus Amendment to November 5, 2015. No offering was consummated, nor were any offering funds placed into escrow by November 5, 2015. On November 10, 2015, the Company advised the escrow agent of such facts and demanded the surrender for cancellation of the 3,500,000 shares placed into escrow under the Adjustment Shares Escrow Agreement. Under the Adjustment Shares Escrow Agreement, the depositor of such escrowed shares had until November 18, 2015 to challenge the Company’s demand for surrender of the Escrowed Shares.

On November 17, 2015, the Company received notice from the depositor of such 3,500,000 shares disputing the grounds for the surrender for cancellation of those shares. Until resolved, by court order or otherwise, the 3,500,000 shares shall remain in escrow.

On January 19, 2016, the Company filed a complaint against the depositor with the Commercial Division of the Supreme Court of New York, New York and on April 1, 2016, the Company filed an amended complaint, which asserts causes of actions for (i) a declaratory judgment declaring that the relevant contracts require the 3,500,000 escrowed Adjustment Shares to be released to the Company; (ii) breach of contract for failure to deliver the 3,500,000 escrowed Adjustment Shares to the Company; (iii) conversion for the depositors willful and malicious interference with the Company’s rights to the Adjustment Shares; and (iv) replevin for the escrow agent’s refusal to surrender the escrowed Adjustment Shares to the Company.

On June 20, 2016, the depositor filed their answer and asserted two counterclaims. The first counterclaim alleges that the Company purportedly breached its obligation to allow the depositor to provide additional financing by refusing to allow the depositor to purchase 17,200,000 shares at a price of $1.1626 per share.  The depositor alleges that it was damaged by at least $144,000,000 based upon the differential between the depositor’s proposed share purchase price and the then-current market value of the Company’s Common stock. The depositor’s second counterclaim alleges that the Company purportedly breached its fiduciary duties to the depositor as a stockholder of the Company, by rejecting the depositor’s proposed financing described above. The Company believes the depositor’s counterclaims are without merit and intends to vigorously defend these claims and seek the return of the 3,500,000 escrowed Adjustment Shares in accordance with the terms set out in the Merger Agreement and the Adjustment Shares Escrow Agreement. The Company moved to dismiss the counterclaims on August 10, 2016, the depositor filed its opposition on September 21, 2016 and the Company filed its reply memorandum of law on October 28, 2016.

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

Sale of Excess Ingredient Materials

During the three months ending March 31, 2016, Steve Hoffman, the Company’s President and Chief Executive Officer, purchased excess ingredient materials from the Company for a cost of $170,000, which was the pro rata cost of obtaining the items. The income from this was recorded as an offset to Research and Development expense on the consolidated statements of operations, where the cost of such materials was originally recorded.

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

Stock Options

As of March 31, 2016, there was $544,232 of total unrecognized compensation related to non-vested stock options. The cost is expected to be recognized over the remaining period of the options which are expected to vest through 2016.

During the three months ended March 31, 2016 and 2015, $1,137,435 and $0, respectively, has been recognized as stock based compensation in general and administrative expense.

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

The assumptions utilized to determine such values are presented in the following table:

	March 31, 2016	March 31, 2015
		(Unaudited)

Risk free interest rate	1.4%	N/A
Expected volatility	79.0%	N/A
Expected term	5 years	N/A
Dividend yield	0.0%	N/A

The following is a summary of the status of the Company’s stock options as of March 31, 2016:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2015	150,000	$7.75
Granted	200,000	$11.00
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2016	350,000	$9.61
Weighted-average grant date fair value of options granted during the three months ended March 31, 2016	$ 6.99

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Price	Number Outstanding at March 31, 2016	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at March 31, 2016	Weighted Average Exercise Price	Aggregate Intrinsic Value

$7.75 - $11.00	350,000	$ 9.61	4.5	$ —	175,000	$ 9.61	$ —

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

No shares of Company common stock were issued to its three independent directors, special advisor and advisory board members as compensation for the three months ended March 31, 2016, however, the Company has accrued additional compensation expense totaling $100,000 for the shares to be granted in accordance with the compensation policy. These shares were issued on April 1, 2016. A total of $337,500 of compensation payable to the Board of Directors and Scientific Advisory Board was recorded in accrued liabilities as of March 31, 2016.

Note 11. Income Taxes.

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

The Company’s loss before income taxes was $2,751,127 and $5,601,438 for the three months ended March 31, 2016 and 2015, respectively, and was generated entirely in the United States.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	March 31, 2016	March 31, 2015 (Unaudited)

Net operating loss carryforward	$4,443,724	$1,730,737
Research and development credit carryforward	238,449	—
Accruals	142,640	—
Other temporary differences	6,878	(3,702)
Gross deferred tax assets	4,831,691	1,727,035
Deferred tax valuation allowance	(4,831,691)	(1,727,035)
	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2016 and 2015. The valuation allowance increased by $3,104,657 for the period ended March 31, 2016 due primarily to the generation of net operating losses during the period and filing in additional jurisdictions.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

U.S. statutory income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	4.9	6.0
Stock options	(14.1)	—
Non-deductible transaction costs	—	(6.0)
Bond premium on repurchase	—	(20.0)
Tax rate change	(21.7)	—
Provision to return true-up	15.6	(7.0)
R&D credit carryforwards	1.5	—
Valuation allowance	(20.2)	(7.0)
Effective tax rate	—%	—%

As of March 31, 2016, the Company had U.S. federal net operating loss carryforwards of $10,737,408 net of uncertain tax positions, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2033. As of March 31, 2016, the Company also had U.S. state net operating loss carryforwards of $18,205,431, net of uncertain tax positions, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2033. As of March 31, 2016 the Company had federal research and development tax credit carryforwards of $238,449, available to reduce future tax liabilities which will begin to expire at various dates starting in 2030.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Gross unrecognized tax benefits at beginning of year	$—	$—
Increases in tax positions for current period	331,545	—
Gross unrecognized tax benefits at end of year	$331,545	$—

As of March 31, 2016, the Company had $331,545 of unrecognized tax benefits, which were offset with the net operating loss and valuation allowance on the consolidated balance sheet.  None of the gross unrecognized tax benefits would affect the effective tax rate at March 31, 2016, if recognized.  In addition, the Company did not record any penalties or interest related to uncertain tax positions for the periods presented in these consolidated financial statements.

The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the period January 1, 2016 through March 31, 2016, the years ended December 31, 2015 and 2014, and the period July 26, 2013 to December 31, 2013.  To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

Note 12. Subsequent Events.

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of consolidated financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Change in Independent Director Compensation Policy

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

Stock Option Grants

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

On May 9, 2016, the board of directors of the Company approved an employment agreement with its Chief Medical Officer. The approved agreement provides for an annual salary of $400,000, a term which expires on October 31, 2016, and severance benefits payable in certain circumstances.  The Board also approved a grant to the Chief Medical Officer of an option to purchase 500,000 shares of common stock vesting over a four-year term on a monthly basis.  The exercise price of this option was set at $8.75 per share.

On May 9, 2016, each of the Chief Executive Officer and the Chief Operating Officer received an option to purchase 500,000 shares vesting monthly over a 36 month period.  The exercise price of this option was set at $8.75 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Transition Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Transition Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 30, 2016, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Tyme Technologies” refer to Tyme Technologies, Inc.

Overview

We were originally formed in Florida on November 22, 2011, to produce, market and sell an ultra-premium vodka product to retailers. We were not successful in our efforts and we turned our efforts towards seeking, investigating and, if such investigation warranted, engaging in a business combination with a private entity whose business presented an opportunity for our stockholders.

Effective as of September 18, 2014, we (then constituting a Florida corporation with the name Global Group Enterprises Corp.) reincorporated in the State of Delaware by merging into our wholly-owned Delaware subsidiary, Tyme Technologies, Inc., which was formed on August 22, 2014 specifically for this purpose (the “Reincorporation”). Tyme Technologies, Inc. was the surviving corporation in such merger. As a result of the Reincorporation, among other things, (i) we changed our name to Tyme Technologies, Inc., (ii) we changed our jurisdiction of incorporation from Florida to Delaware, (iii) we increased our authorized capital stock from 250,000,000 shares of common stock, $0.0001 par value per share, to 300,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share, (iv) each share of Global Group Enterprises Corp.’s common stock outstanding at the time of the Reincorporation was automatically converted into 4.3334 shares of Tyme Technologies, Inc.’s common stock, with the result that the 12,000,000 shares of common stock outstanding immediately prior to the Reincorporation were converted into 52,000,800 shares of common stock outstanding immediately thereafter. All share and per share numbers in this Transition Report on Form 10-Q relating to our common stock prior to the Reincorporation have been adjusted to give effect to this conversion, unless otherwise stated. Subsequent to the Reincorporation, Global Group Enterprises Corp. ceased to exist.

As discussed in the notes to the consolidated financial statements included in this Transition Report on Form 10-Q and in “Recent Developments” below, on March 5, 2015 we entered into a “reverse triangular merger” and related transactions with Tyme Inc., a Delaware corporation (“Tyme”), and other parties that resulted in, among other matters, a change in control of our Company and a change in our fiscal year from a fiscal year ending on November 30th of each calendar year to one ending on December 31st of each calendar year, which is the fiscal year basis for the financial statements presented herewith.

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

Recent Developments

During the three months ended March 31, 2016, the Company’s Investigational New Drug Application for its SM-88 drug candidate for breast cancer patients (the “IND”) was accepted by the United States Food and Drug Administration (the “FDA”). In June of 2016, the Company initiated a phase Ib/II clinical study for SM-88 use in human prostate cancer patients.  The Company is also evaluating the expansion of its phase II program to other types of cancer, including pancreatic cancer.

For accounting purposes, the acquisition of Tyme by our Company was considered a reverse acquisition, an acquisition transaction where the acquired company, Tyme, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction was treated as a purchase by Tyme rather than a purchase by our Company was because we were a public reporting shell company with limited operations and Tyme’s stockholders gained majority control of the outstanding voting power of our equity securities through their collective ownership of a majority of the outstanding shares of Company common stock. Consequently, reverse acquisition accounting was applied to the transaction. No goodwill or intangible assets were recognized in conjunction with the completion of the Merger.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net loss for the three months ended March 31, 2016 was $2,751,127 compared to $5,601,438 for the three months ended March 31, 2015. The decrease in the net loss for the three months ended March 31, 2016, as compared to the net loss for the 2015 three month period, is primarily due to the elimination of $3,503,301 in interest expense after the 2015 three month period, which was offset in part by increased operating costs and expenses in the 2016 three month period, as highlighted below.

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

Operating Costs and Expenses

For the three months ended March 31, 2016, operating costs and expenses totaled $2,751,127 compared to $2,098,137 for the three months ended March 31, 2015, representing an increase of $652,990. Operating costs and expenses were comprised of the following:

▪

Research and development expenses were $808,472 for the three months ended March 31, 2016, compared to $514,317 for the three months ended March 31, 2015, representing an increase of $294,155.  All research and development expenditures have been incurred in respect of our lead oncology drug candidate, SM-88, and its associated technology platform. Research and development activities primarily consist of the following:

▪

Salary expense for research and development personnel was $212,193 for the three months ended March 31, 2016, compared to $307,058 for the three months ended March 31, 2015, a decrease of $94,865 between the comparable periods. The decrease is due to the fact that during the three months ended March 31, 2015, research and development personnel were awarded bonus compensation totaling $135,560 in connection with the Merger. This decrease is offset by a new hire during the three months ended March 31, 2016.

▪

Consulting and study expenses were $456,551 for the three months ended March 31, 2016, compared to $152,259 for the three months ended March 31, 2015, representing an increase of $304,292 between the comparable periods.  These types of expenses are anticipated to vary between future accounting periods as we continue to develop our oncology drug candidates and seek governmental approval of such drug candidates.

▪

For the three months ended March 31, 2016 we incurred compensation expense of $100,000 related to the Scientific Advisory Board that was established as of September 30, 2015 compared to $0 for the three months ended March 31, 2015.

▪

General and administrative expenses were $1,942,655 for the three months ended March 31, 2016, compared to $1,583,820 for the three months ended March 31, 2015, representing an increase of $358,835, with this increase principally attributed to the recognition of non-cash compensation expense related to stock options of $1,137,435 for the three months ended March 31, 2016. For the three months ended March 31, 2015, we had no compensation expense related to stock options.  The general and administrative expenses for the respective periods include:

▪

Transaction costs associated with the Merger, which totaled approximately $1,000,000 for the three months ended March 31, 2015 and relate to professional fees incurred in respect of legal, investor relations and accounting and auditing of Tyme’s financial statements. There were no such transaction costs incurred in the three months ended March 31, 2016.

▪

Salary expense for non-research and development personnel was $243,572 for the three months ended March 31, 2016, compared to $395,356 for the three months ended March 31, 2015, representing a $151,784 decrease between the comparable periods. The decrease is due to the fact that during the three months ended March 31, 2015, non-research and development personnel were awarded bonus compensation totaling $206,690 in connection with the Merger.  This decrease is offset by a new full time hire during the three months ended March 31, 2016.

▪

Stock based compensation expense related to stock options granted was $1,137,435 for the three months ended March 31, 2016 compared to $0 for the three months ended March 31, 2015. No stock options were granted during or prior to the three months ended March 31, 2015.

▪	In addition, in the three months ended March 31, 2016, we incurred costs of $353,362 for legal and accounting fees.

Other income (expense)

Interest charges for the three months ended March 31, 2015 were $3,503,301, compared to $0 for the three months ended March 31, 2016. Contemporaneous with the closing of the Merger, the Bridge Note in the principal amount of $2,310,000 was converted into 2,310,000 shares of Company common stock. On March 5, 2015, the mandatory conversion feature of the Bridge Note was amended to a set fixed conversion amount such that, upon conversion, the Bridge Note purchaser would receive one share of Company common stock for each $1.00 of principal of the Bridge Note outstanding as of the date of the mandatory conversion. We evaluated the modification to the conversion rate as an inducement to convert the Bridge Note and concluded that it provided the purchaser of the Bridge Note an incremental value of $3,465,000, which is included as interest expense on the consolidated statements of operations for the three months ended March 31, 2015. We also recorded cash interest expenses of $38,301 on the Bridge Note during the three months ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2016, we had cash of $6,105,309, working capital of $4,422,389 and stockholders’ equity of $4,434,205.

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Three Months Ended March 31,
	2016	2015

Net cash used in operating activities	$(1,373,257)	$(2,281,683)

Net cash provided by financing activities	3,032,282	5,598,339

Operating Activities

Our cash used in operating activities in the three months ended March 31, 2016 totaled $1,373,257 which is the sum of (i) our net loss of $2,751,127, adjusted for non-cash expenses totaling $1,138,497 (which includes adjustments for depreciation and stock based compensation), and (ii) changes in operating assets and liabilities of $239,373.

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

We believe that our cash balances as of March 31, 2016 will be sufficient to fund the business through the next six to nine months.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk.  Our cash balance as of March 31, 2016 was held in insured depository accounts, of which approximately $5,855,309 exceeded insurance limits.

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

•	Effective October 27, 2016, we formed an audit committee consisting of our three independent members of our board of directors.

Changes in Internal Control over Financial Reporting

As noted above, we recently formed an audit committee. We anticipate that such audit committee will discuss with management, including our Chief Financial Officer, and our independent registered public accounting firm, the status of our financial controls and procedures and determine what changes are necessary to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with US GAAP. We anticipate that a number of changes in our financial controls and procedures will be made in the ensuing periods.

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

The Merger Agreement provided that, in the event we raised additional capital in a public or private offering (in one or more closings) for gross proceeds of at least $20 million (a “Qualified Offering”), based on a pre-money valuation of our Company of at least $200 million, within five months of the earlier two dates specified in the Merger Agreement, as amended and subject to certain conditions (with such date being referred to as the “Qualified Offering Trigger Termination Date”), the holders of record of our Common Stock as of the Closing Date (the “Pre-Merger Company Stockholders”) would have the opportunity to receive, pro rata, 1,333,333 additional restricted shares of our Common Stock (the “Qualified Offering Shares”).

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

On November 10, 2015, we made demand of the escrow agent holding the Adjustment Shares for their surrender for cancellation. On November 17, 2015, GEM Global Yield Fund LLC SCS (“GEM”), as depositor and on behalf of the Pre-Merger Company Stockholders, challenged such demand.  On January 19, 2016, we filed a complaint against GEM with the Commercial Division of the Supreme Court of New York, New York, captioned Tyme Technologies, Inc. v. GEM Global Yield Fund LLC SCS and CKR Law LLP, Index No. 650250/2016.  On April 1, 2016, we filed an Amended Complaint.  The Amended Complaint asserts causes of actions for (i) a declaratory judgment declaring that the relevant contracts require the 3.5 million escrowed Adjustment Shares to be released to us; (ii) breach of contract for failure to deliver the Adjustment Shares to us; (iii) conversion for GEM’s willful and malicious interference with Tyme Technologies’ rights to the Adjustment Shares; and (iv) replevin for CKR Law’s refusal to surrender the escrowed Adjustment Shares to us.

On June 20, 2016, the depositor filed their answer and asserted two counterclaims. The first counterclaim alleges that the Company purportedly breached its obligation to allow the depositor to provide additional financing by refusing to allow the depositor to purchase 17,200,000 shares at a price of $1.1626 per share.  The depositor alleges that it was damaged by at least $144,000,000 based upon the differential between the depositor’s proposed share purchase price and the then-current market value of the Company’s Common stock. The depositor’s second counterclaim alleges that the Company purportedly breached its fiduciary duties to the depositor as a stockholder of the Company, by rejecting the depositor’s proposed financing described above. The Company believes the depositor’s counterclaims are without merit and intends to vigorously defend these claims and seek the return of the 3,500,000 escrowed Adjustment Shares in accordance with the terms set out in the Merger Agreement and the Adjustment Shares Escrow Agreement. The Company moved to dismiss the counterclaims on August 10, 2016, the depositor filed its opposition on September 21, 2016 and the Company filed its reply memorandum of law on October 28, 2016.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.  Such risk factors are relevant in evaluating our business, financial position, future results and prospects.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2016, we issued, effective as of February 2, 2016, to a total of two individuals, for the aggregate consideration of $3,100,000, (i) 775,000 shares of our common stock and (ii) 461,384 ten-year common stock purchase warrants entitling its holder to purchase one share of our common stock at a purchase price of $5.00 per share.  These securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

The inclusion within Part II, Item 5 of this transition report of audited financial statements as of and for the twelve months ended March 31, 2016 is being provided as supplemental information and is intended to accelerate the Company’s ability to qualify for listing on the Nasdaq Stock Market under NASDAQ Rule 5110(c).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tyme Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Tyme Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tyme Technologies, Inc. and subsidiaries as of March 31, 2016, and the results of their operations and their cash flows for the year ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operation, negative cash flows and an accumulated deficit as of March 31, 2016. These conditions, along with other matters described in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

New York, New York

November 7, 2016

Tyme Technologies, Inc. and Subsidiaries

Consolidated Balance Sheet

March 31, 2016

Assets
Current assets
Cash and cash equivalents	$6,105,309
Prepaid and other assets	226,098
Total current assets	6,331,407

Property and equipment, net	11,816
Total assets	$6,343,223

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and other current liabilities	$1,676,918
Insurance note payable	232,100
Total current liabilities	1,909,018
Total liabilities	1,909,018

Commitments and contingencies (See Note 8)

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at March 31, 2016 and 0 shares issued and outstanding at March 31, 2016	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 87,611,370 shares issued and outstanding at March 31, 2016	8,763
Additional paid in capital	23,080,749
Accumulated deficit	(18,655,307)
Total stockholders’ equity	4,434,205
Total liabilities and stockholders’ equity	$6,343,223

The Notes to Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Consolidated Statement of Operations

Year Ended March 31, 2016

Revenues	$—

Operating expenses:
Research and development	4,043,121
General and administrative	5,209,641
Total operating expenses	9,252,762
Loss from operations	(9,252,762)

Other income	376,255

Net loss	$(8,876,507)

Basic and diluted loss per common share	$(0.11)

Basic and diluted weighted average shares outstanding	81,068,270

The Notes to Consolidated Financial Statements are an integral part of this statement.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Year Ended March 31, 2016

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	capital	receivable	deficit	Equity

Balance, April 1, 2015	86,007,248	$8,601	$14,984,335	$(2,500,000)	$(9,778,800)	$2,714,136
Issuance of common stock and warrants for services	50,000	5	199,995	—	—	200,000
Issuance of common stock and warrants in private placement offering for cash, net of associated expense	1,525,000	153	5,998,129	—	—	5,998,282
Stock based compensation	—	—	1,623,294	—	—	1,623,294
Shares granted to Board of Directors and Scientific Advisory Board members for services provided	29,122	4	274,996	—	—	275,000
Proceeds from the collection of stock subscription receivable	—	—	—	2,500,000	—	2,500,000
Net loss	—	—	—	—	(8,876,507)	(8,876,507)
Balance, March 31, 2016	87,611,370	$8,763	$23,080,749	$—	$(18,655,307)	$4,434,205

The Notes to Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Year Ended March 31, 2016

Cash flows from operating activities:
Net loss	$(8,876,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,280
Issuance of common stock for services	200,000
Stock-based compensation	1,898,294
Gain on remeasurement of derivative liability	(376,300)
Changes in operating assets and liabilities:
Prepaid and other assets	390,227
Accounts payable and other current liabilities	1,058,276
Net cash used in operating activities	(5,701,730)

Cash flows from financing activities:
Change in due to officer	(17,623)
Proceeds from private placement offering of common stock and warrants, net	5,998,282
Proceeds from the collection of stock subscription receivable	2,500,000
Net cash provided by financing activities	8,480,659
Net increase in cash	2,778,929
Cash and cash equivalents - beginning of period	3,326,380
Cash and cash equivalents - end of period	$6,105,309

Supplemental Cash Flow Information:
Cash paid for income taxes is as follows:

Income taxes	$—

Noncash investing and financing activities:
Financing of insurance premiums	$232,100

The Notes to Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Basis of Presentation.

Tyme Technologies, Inc. (“Tyme Tech”) and its wholly owned subsidiaries, Tyme Inc. (“Tyme”) and Luminant Biosciences, LLC (“Luminant”) (collectively, the “Company”) have historically operated on a fiscal year ending December 31 of each year.

On October 27, 2016, the Board of Directors of Tyme Tech approved a change in fiscal year end from December 31 to March 31 of each year. As a result of the change in fiscal year, Tyme Tech has prepared a transition report on Form 10-Q of which these financial statements form a part (the “Transition Report”).  As a result of an audit of the financial statements for the Transition Report, certain adjustments were made to the condensed consolidated financial statements contained in the Transition Report compared to what was reported on the Company’s Form 10-Q for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2016.  The Company evaluated the materiality of these adjustments and concluded that they were not material, individually or in the aggregate, to any of the previously issued financial statements.

The accompanying consolidated financial statements include the results of operations of Tyme Tech and its wholly owned subsidiaries, Tyme and Luminant. Luminant conducted the initial research and development of the Company’s therapeutic platform. Since January 1, 2014, the majority of the Company’s research and development activities and other business efforts have been conducted by Tyme.  All of the Company’s patent and patent application rights presently are held by Tyme.

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

On March 5, 2015, Tyme Tech consummated a reverse triangular merger with Tyme (the “Merger”). (See Reverse Triangular Merger below.) The Merger resulted in Tyme becoming a wholly-owned subsidiary of Tyme Tech. Tyme is a clinical-stage biopharmaceutical company focused on the development and commercialization of highly targeted cancer therapeutics with a broad range of oncology indications for humans. Tyme was incorporated in Delaware in 2013 and its operations to date have been directed primarily toward developing business strategies, research and development activities and preparing for clinical trials for human oncologic product candidates. During the three months ended March 31, 2016, the Company’s Investigational New Drug Application for its SM-88 drug candidate for breast cancer patients (the “IND”) was accepted by the United States Food and Drug Administration (the “FDA”). In June of 2016, the Company initiated a phase Ib/II clinical study for SM-88 use in human prostate cancer patients.  The Company is also evaluating the expansion of its phase II program to other types of cancer, including pancreatic cancer.

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

Contemporaneous with the closing of the Merger, among other matters, the Company completed a private placement offering (the “PPO”) of 2,716,000 shares of Company common stock (the “PPO Shares”) for gross proceeds of $6,790,000 (of which, $4,264,000 was tendered in cash and the remaining subscription price paid by the delivery of a three-month promissory note in the principal amount of $2,500,000 (“PPO Note”). In addition, a Tyme convertible promissory note in the principal amount of $2,310,000 (the “Bridge Note”) was converted into 2,310,000 shares (the “Bridge Note Shares”) of Company common stock. The foregoing aggregate 79% ownership of the post-Merger Company by the former Tyme stockholders was calculated giving effect to the issuances of Company common stock in the PPO, the conversion of the Bridge Note and surrender of stock for cancellation by certain stockholders of the Pre-Merger Company. The purchaser of the PPO Shares and party receiving the Bridge Shares upon conversion of the Bridge Note were granted certain registration rights with respect to such shares (such shares being collectively referred to as the PPO/Bridge Note Conversion Registrable Shares”). The PPO Note was originally secured by the escrow of 5,000,000 shares of Company common stock pursuant to a Subscription Note Shares Escrow Agreement, dated as of March 5, 2015 (the “Subscription Note Escrow Agreement”). As originally provided in the Subscription Note Escrow Agreement, to the extent that the PPO Note was not paid at or prior to its maturity date of June 5, 2015, the escrowed shares would be forfeited for cancellation at the rate of one share for every $0.50 of PPO Note principal not paid. The Company received a payment of $1,250,000 in June 2015 and the maturity date on the remaining principal amount of the PPO Note was extended to July 6, 2015 pursuant to an Omnibus Amendment, dated as of June 5, 2015 (the “First Omnibus Amendment”). The Company entered into a Second Omnibus Amendment as of July 23, 2015 (the “Second Omnibus Amendment”), pursuant to which the terms of certain agreements entered into in connection with the Merger were modified and amended. Under the Second Omnibus Amendment, (x) the Company agreed to the extension of the maturity date of the remaining $1,250,000 outstanding amount due under the PPO Note to a date  five business days following the Company providing the maker of the PPO Note of written evidence that an Investigational New Drug Application for the Company’s SM-88 drug candidate has been submitted by the Company to the FDA, (y) the holder of all of the PPO/Bridge Note Conversion Registrable Shares irrevocably waived any liquidated damages with respect to the date of filing or the effective date of the registration statement contemplated by a Registration Rights Agreement entered into in connection with the consummation of the Merger and PPO and (z) the amount of shares that the former-Tyme stockholders may include in such registration statement was increased to 15% of the total number of shares such stockholders received in connection with the Merger.

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

Going Concern

The Company has incurred losses and negative cash flows from operations since inception (July 26, 2013) and has an accumulated deficit of $18,655,307 as of March 31, 2016. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its products currently in development. The Company’s primary sources of liquidity to date have been the issuance of common stock, convertible promissory notes and contributed capital by its founders. Substantial additional financing will be needed by the Company to fund its operations and to seek applicable FDA and foreign governmental authorization to commercially market its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management is evaluating different strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, additional funding from current or new investors, officers and directors; borrowings of debt; public or private offerings of the Company’s equity or debt securities; partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful.

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

Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of March 31, 2016, the Company’s cash and cash equivalents consisted of $6,105,309 deposited in three checking accounts at one financial institution.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash. Cash is deposited with major banks and, at times, such balances with any one financial institution may be in excess of FDIC insurance limits. The Company exceeded the FDIC limit of $250,000 by approximately $5,855,309 at March 31, 2016. Although the Company has exceeded the federally insured limit, it has not incurred losses related to these deposits. Management monitors the Company’s accounts with these institutions to minimize credit risk.

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

Level 3 valuations are for instruments that are not traded in active markets or are subject to transfer restrictions and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. The Company’s derivative liability is classified as a Level 3 instrument. (See Note 6. Debt.)

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no assets or liabilities classified as Level 1 or Level 2 during the year ended March 31, 2016 and there were no material re-measurements of fair value with respect to financial assets and liabilities, during those years, other than those assets and liabilities that are measured at fair value on a recurring basis.  There were no transfers between Level 1 and Level 2 during the year ended March 31, 2016.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include fixed assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the year ended March 31, 2016, the Company determined that there were no triggering events requiring an impairment analysis.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet. The Company did not record any penalties or interest related to uncertain tax positions for the year ended March 31, 2016.

The Company files income tax returns in the United States, and various state jurisdictions. The tax years which currently remain subject to examination by major tax jurisdictions are for the period January 1, 2016 to March 31, 2016, the years ended December 31, 2015 and 2014, and for the period July 26, 2013 to December 31, 2013.

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

Basic and Diluted Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earning per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Company common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period. At March 31, 2016, the calculation excludes any potential dilutive common shares and any equivalents as they would have been anti-dilutive as the Company had a loss for the period then ended.

Stock-based Compensation

The Company follows the authoritative guidance for accounting for stock-based compensation in ASC 718, Compensation-Stock Compensation.  The guidance requires that stock-based payment transactions be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over the vesting period as services are being provided. (See Note 10. Equity Incentive Plan.)

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update or ASU, 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The Company is required to adopt the guidance in the first quarter of fiscal 2019 and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company is currently in the process of assessing the impact of ASU 2016-15 on its statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses.  ASU 2016-13 will apply to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets.  ASU 2016-13 will be effective in fiscal years beginning after December 15, 2019 including interim periods within those fiscal years.  The Company is currently in the process of assessing the impact of ASU 2016-13 on the Company’s financial statements and related disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740).  The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The Company did not retrospectively adjust the prior periods within the Balance Sheet.  The early adoption ASU 2015-17 did not have a material impact on the Company’s financial position, results of operations or liquidity. The reason for the change is to simplify the presentation of deferred income taxes.

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

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the period indicated (in thousands, except share and per share data):

Year Ended March 31, 2016
Basic and diluted net loss per common share calculation:
Net loss attributable to controlling interests	$(8,876,507)
Weighted average common shares outstanding	81,068,270
Net loss per share of common stock—basic and diluted	$(0.11)

There are 3,500,000 shares in escrow, subject to cancellation, that have not been included in basic weighted average common shares outstanding for the year ended March 31, 2016.

The following outstanding securities at March 31, 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

Year Ended March 31, 2016

Stock options	350,000
Warrants	937,651
Total	1,287,651

Note 4. Property and Equipment, Net.

Property and equipment, net consisted of the following:

March 31, 2016

Machinery and equipment	$21,463
Less: accumulated depreciation	9,647
$11,816

Depreciation expense was $4,280 for the year ended March 31, 2016.

Note 5. Accounts Payable and Other Current Liabilities.

Accounts payable and other current liabilities consisted of the following:

March 31, 2016

Legal	$795,478
Consulting	44,056
Accounting and auditing	143,357
Research and development	324,787
Board of Directors and Scientific Advisory Board compensation	337,500
Other	31,740
$1,676,918

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

Bridge Notes Payable

On July 11, 2014, Tyme received $1,100,000 in proceeds from the issuance of a convertible promissory note (the “Bridge Note”) from an affiliate of GEM Global Yield Fund, LLC SCS (“GEM”). The Bridge Note bears interest at a rate of 10% per year, maturing fifteen months from the date of issue and was secured by all assets of Tyme. The Bridge Note was mandatorily convertible into Company common stock upon the closing of the PPO. To secure certain obligations relating to the Bridge Note and the then proposed merger, Tyme issued in the name of the purchaser of the Bridge Note but placed into escrow shares of Company common stock. These shares were not deemed outstanding, but would either be delivered to the Bridge Note purchaser or returned to Tyme for cancellation pursuant to the terms of a Termination Shares Escrow Agreement, dated as of July 11, 2014, among Tyme, the purchaser of the Bridge Note and the escrow agent. Subsequently, such escrow concerning the Bridge Note was terminated in accordance with the applicable provisions of the Termination Shares Escrow Agreement, those shares of Company common stock were released by the escrow agent to the Company, and the Company then cancelled those shares of common stock.

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

The Company has determined that this anti-dilution protection is a freestanding financial instrument that will be carried as a liability at fair value. At the time of the merger, in the quarter ended March 31, 2015, management measured this derivative at fair value and recognized a derivative liability of $376,300 on the consolidated balance sheet, with the offset recorded against additional paid-in capital. The derivative is valued primarily using models based on unobservable inputs that represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. The model incorporates various assumptions related to the Company’s stock price and ascribes a probability based on management’s expectation that such assumptions would occur. Changes in the fair values of the derivative are recognized in earnings in the current period. As of December 31, 2015, the Company determined that the likelihood of the anti-dilution provisions being met was remote based on the Company’s current stock price and the length of time remaining until maturity, and therefore, the anti-dilution protection had no value. As of March 31, 2016, the Company continues to believe the likelihood of the anti-dilution provisions being met is remote.

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

On November 17, 2015, the Company received notice from the depositor of such 3,500,000 shares disputing the grounds for the surrender for cancellation of those shares.  Until resolved by court order or otherwise, the 3,500,000 shares shall remain in escrow.  On January 19, 2016, the Company filed a complaint against the depositor with the Commercial Division of the Supreme Court of New York, New York and on April 1, 2016, the Company filed an amended complaint, which asserts causes of actions for (i) a declaratory judgment declaring that the relevant contracts require the 3,500,000 escrowed Adjustment Shares to be released to the Company; (ii) breach of contract for failure to deliver the 3,500,000 escrowed Adjustment Shares to the Company; (iii) conversion for the depositors willful and malicious interference with the Company’s rights to the Adjustment Shares; and (iv) replevin for the escrow agent’s refusal to surrender the escrowed Adjustment Shares to the Company.

On June 20, 2016, the depositor filed their answer and asserted two counterclaims. The first counterclaim alleges that the Company purportedly breached its obligation to allow the depositor to provide additional financing by refusing to allow the depositor to purchase 17,200,000 shares at a price of $1.1626 per share.  The depositor alleges that it was damaged by at least $144,000,000 based upon the differential between the depositor’s proposed share purchase price and the then-current market value of the Company’s Common stock. The depositor’s second counterclaim alleges that the Company purportedly breached its fiduciary duties to the depositor as a stockholder of the Company, by rejecting the depositor’s proposed financing described above. The Company believes the depositor’s counterclaims are without merit and intends to vigorously defend these claims and seek the return of the 3,500,000 escrowed Adjustment Shares in accordance with the terms set out in the Merger Agreement and the Adjustment Shares Escrow Agreement. The Company moved to dismiss the counterclaims on August 10, 2016, the depositor filed its opposition on September 21, 2016 and the Company filed its reply memorandum of law on October 28, 2016.

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

The Company entered into a new employment arrangement, set forth in a letter agreement, dated as of January 27, 2016, with its Chief Financial Officer. The new employment arrangement supersedes the prior letter agreement with the officer which was dated as of May 15, 2015. As part of the new employment agreement, as of March 31, 2016, the officer was granted a five year option to purchase up to 200,000 shares of the Company’s common stock at a per share purchase price of $11.00, the closing price of the common stock on the date of the new agreement. One-half of the shares subject to such option vested immediately upon grant and the remaining 100,000 shares subject to the option will vest on July 27, 2016, provided that the officer is still employed by the Company on said vesting date. Pursuant to a prior agreement, the officer also was granted a five-year option to purchase 150,000 shares of Company common stock at $7.75 per share. The option vested with respect to 75,000 shares on November 15, 2015 and the remaining 75,000 shares will vest on May 15, 2016. Vesting is dependent upon the new officer being in the Company’s employment on the applicable vesting date. (See Note 10. Equity Incentive Plan – Stock Options and Note 12. Subsequent Events – Stock Option Grants).  The option granted to the officer under the prior agreement has not been terminated and remains exercisable in accordance with its terms.

Legal Proceedings

Other than discussed below, the Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations or cash flows.

As described in Note 7. Stockholders’ Equity, the Merger Agreement further provided that, if the pre-money valuation on which the raised funds were placed into escrow was less than $200,000,000, or if no money was raised within such five month period, up to 3,500,000 shares of Company common stock were required to be surrendered for cancellation. Such 3,500,000 shares were placed into escrow pursuant to an Adjustment Shares Escrow Agreement entered into at the time of Merger Closing (the “Adjustment Shares Escrow Agreement”). The date on which the offering funds were required to be placed into escrow was extended under the terms of the Second Omnibus Amendment to November 5, 2015. No offering was consummated, nor were any offering funds placed into escrow by November 5, 2015. On November 10, 2015, the Company advised the escrow agent of such facts and demanded the surrender for cancellation of the 3,500,000 shares placed into escrow under the Adjustment Shares Escrow Agreement. Under the Adjustment Shares Escrow Agreement, the depositor of such escrowed shares had until November 18, 2015 to challenge the Company’s demand for surrender of the Escrowed Shares. On November 17, 2015, the Company received notice from the depositor of such 3,500,000 shares disputing the grounds for the surrender for cancellation of those shares. Until resolved, by court order or otherwise, the 3,500,000 shares shall remain in escrow.

On January 19, 2016, the Company filed a complaint against the depositor with the Commercial Division of the Supreme Court of New York, New York and on April 1, 2016, the Company filed an amended complaint, which asserts causes of actions for (i) a declaratory judgment declaring that the relevant contracts require the 3,500,000 escrowed Adjustment Shares to be released to the Company; (ii) breach of contract for failure to deliver the 3,500,000 escrowed Adjustment Shares to the Company; (iii) conversion for the depositors willful and malicious interference with the Company’s rights to the Adjustment Shares; and (iv) replevin for the escrow agent’s refusal to surrender the escrowed Adjustment Shares to the Company.

On June 20, 2016, the depositor filed their answer and asserted two counterclaims. The first counterclaim alleges that the Company purportedly breached its obligation to allow the depositor to provide additional financing by refusing to allow the depositor to purchase 17,200,000 shares at a price of $1.1626 per share.  The depositor alleges that it was damaged by at least $144,000,000 based upon the differential between the depositor’s proposed share purchase price and the then-current market value of the Company’s Common stock. The depositor’s second counterclaim alleges that the Company purportedly breached its fiduciary duties to the depositor as a stockholder of the Company, by rejecting the depositor’s proposed financing described above. The Company believes the depositor’s counterclaims are without merit and intends to vigorously defend these claims and seek the return of the 3,500,000 escrowed Adjustment Shares in accordance with the terms set out in the Merger Agreement and the Adjustment Shares Escrow Agreement. The Company moved to dismiss the counterclaims on August 10, 2016, the depositor filed its opposition on September 21, 2016 and the Company filed its reply memorandum of law on October 28, 2016.

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

Sale of Excess Ingredient Materials

During the three months ending March 31, 2016, Steve Hoffman, the Company’s President and Chief Executive Officer, purchased excess ingredient materials from the Company for a cost of $170,000, which was the pro rata cost of obtaining the items.  The income from this was recorded as an offset to Research and Development expense on the consolidated statement of operations, where the cost of such materials was originally recorded.

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

Stock Options

As of March 31, 2016, there was $544,232 of total unrecognized compensation related to non-vested stock options. The cost is expected to be recognized over the remaining period of the options which are expected to vest through 2016.

During the year ended March 31, 2016, $1,623,294 has been recognized as stock based compensation in general and administrative expense.

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

The assumptions utilized to determine such values are presented in the following table:

Year Ended March 31, 2016

Risk free interest rate	1.51%
Expected volatility	80.67%
Expected term	5 years
Dividend yield	0%

The following is a summary of the status of the Company’s stock options as of March 31, 2016:

	Number of Options	Weighted Average Exercise Price

Outstanding at March 31, 2015	—	$—
Granted	350,000	9.61
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at March 31, 2016	350,000	$9.61
Weighted-average grant date fair value	$ 6.19

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Price	Number Outstanding at March 31, 2016	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at March 31, 2016	Weighted Average Exercise Price	Aggregate Intrinsic Value

$7.75 - $11.00	350,000	$ 9.61	4.5	$ —	175,000	$ 9.61	$ —

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

Accordingly, as compensation with respect to the year ended March 31, 2016, the Company issued to its three independent directors, special advisor and five advisory board members an aggregate of 29,122 shares of Company common stock (5,884 shares as of June 30, 2015, 13,239 shares as of September 30, 2015 and 9,999 shares as of December 31, 2015), which were valued at the closing sale price of the Company common stock on the last trading day of each of the quarters ended during 2015 ($8.50 per share with respect to the quarters ended June and September 30, 2015, $11.25 with respect to the quarter ended December 31, 2015 and $6.90 with respect to the quarter ended March 31, 2016). Total stock compensation expense related to these stock grants was $275,000 for the year ended March 31, 2016.

No shares of Company common stock were issued to its three independent directors, special advisor and advisory board members as compensation for the three months ended March 31, 2016, however, the Company has accrued additional compensation expense totaling $100,000 for the shares to be granted in accordance with the compensation policy. These shares were issued on April 1, 2016. A total of $337,500 of compensation payable to the Board of Directors and Scientific Advisory Board was recorded in accrued liabilities as of March 31, 2016.

Note 11. Income Taxes.

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

The Company’s loss before income taxes was $8,876,507 for the year ended March 31, 2016 and was generated entirely in the United States.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

March 31, 2016

Net operating loss carryforward	$4,443,724
Research and development credit carryforward	238,449
Accruals	142,640
Other	6,878
Gross deferred tax assets	4,831,691
Deferred tax valuation allowance	(4,831,691)
$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2016. The valuation allowance increased by $3,104,657 for the period ended March 31, 2016 due primarily to the generation of net operating losses during the period and filing in additional jurisdictions.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

For the year ended March 31, 2016

U.S. statutory income tax rate	34.0%
State income taxes, net of federal benefit	8.4
Stock options	(6.2)
Derivative liability gain	1.4
Tax rate change	(6.7)
Provision to return true-up	4.8
R&D credit carryforwards	2.7
Valuation allowance	(38.4)
Effective tax rate	—%

As of March 31, 2016, the Company had U.S. federal net operating loss carryforwards of $10,737,408 net of uncertain tax positions, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2033. As of March 31, 2016, the Company also had U.S. state net operating loss carryforwards of $18,205,431, net of uncertain tax positions, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2033. As of March 31, 2016 the Company had federal research and development tax credit carryforwards of $238,449, available to reduce future tax liabilities which will begin to expire at various dates starting in 2030.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year Ended March 31, 2016

Gross unrecognized tax benefits at beginning of year	$—
Increases in tax positions for current year	331,545
Gross unrecognized tax benefits at end of year	$331,545

As of March 31, 2016, the Company had $331,545 of unrecognized tax benefits, which were offset with the net operating loss and valuation allowance on the consolidated balance sheet.  None of the gross unrecognized tax benefits would affect the effective tax rate at March 31, 2016, if recognized. In addition, the Company did not record any penalties or interest related to uncertain tax positions for the period presented in these consolidated financial statements.

The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the period January 1, 2016 through March 31, 2016, the years ended December 31, 2015 and 2014, and the period July 26, 2013 to December 31, 2013.  To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

Note 12. Subsequent Events.

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of consolidated financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Change in Independent Director Compensation Policy

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

Stock Option Grants

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

On May 9, 2016, the board of directors of the Company approved an employment agreement with its Chief Medical Officer. The approved agreement provides for an annual salary of $400,000, a term which expires on October 31, 2016, and severance benefits payable in certain circumstances.  The Board also approved a grant to the Chief Medical Officer of an option to purchase 500,000 shares of common stock vesting over a four-year term on a monthly basis.  The exercise price of this option was set at $8.75 per share.

On May 9, 2016, each of the Chief Executive Officer and the Chief Operating Officer received an option to purchase 500,000 shares vesting monthly over a 36 month period.  The exercise price of this option was set at $8.75 per share.

Item 6.  Exhibits.

In reviewing the agreements included or incorporated by reference as exhibits to this Transition Report on Form 10-Q, please remember that they are included to provide the reader with information regarding their terms and are not intended to provide any other factual or disclosure information about our Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Dated:  November 7, 2016

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Dickey IV
Robert Dickey IV
Vice-President - Finance and
Chief Financial Officer
(Principal Financial Officer)