Form 10-Q
period 2016-09-30
TYME TECHNOLOGIES, INC.
filed 2016-11-09
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

Commission file number:  333-179311

TYME TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3864597
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

44 Wall Street - 12th Floor

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

As of October 31, 2016, there were 87,677,838 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. (Includes 3,500,000 shares which have been placed into escrow and are subject to surrender for cancellation.) See Part II, Item 1 of this report)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,079,796	$4,446,284
Prepaid and other assets	122,008	30,784
Total current assets	3,201,804	4,477,068
Property and equipment, net	9,680	12,878
Total assets	$3,211,484	$4,489,946

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$2,247,798	$1,474,331
Insurance note payable	104,457	—
Total current liabilities	2,352,255	1,474,331
Total liabilities	2,352,255	1,474,331

Commitments and contingencies (See Note 8)

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at September 30, 2016 and December 31, 2015, -0- shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 87,677,838 issued and outstanding at September 30, 2016, and 86,836,370 issued and outstanding at December 31, 2015	8,770	8,685
Additional paid in capital	28,638,031	18,911,110
Accumulated deficit	(27,787,572)	(15,904,180)
Total stockholders’ equity	859,229	3,015,615
Total liabilities and stockholders’ equity	$$3,211,484	$4,489,946

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	1,130,468	1,357,394	3,524,480	2,662,403
General and administrative	1,990,471	958,922	8,358,912	3,502,336
Total operating expenses	3,120,939	2,316,316	11,883,392	6,164,739
Loss from operations	(3,120,939)	(2,316,316)	(11,883,392)	(6,164,739)

Interest expense	—	—	—	3,503,301
Net loss	$(3,120,939)	$(2,316,316)	$(11,883,392)	$(9,668,040)

Basic and diluted loss per common share	$(0.04)	$(0.03)	$(0.14)	$(0.12)

Basic and diluted weighted average shares outstanding	84,177,838	86,013,196	84,043,124	81,853,065

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months ended September 30, 2016

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	deficit	Equity

Balance, January 1, 2016	86,836,370	$8,685	$18,911,110	$(15,904,180)	$3,015,615
Issuance of common stock in private placement offering for cash, net of associated expense	775,000	78	3,032,204	—	3,032,282
Stock-based compensation	—	—	6,394,724	—	6,394,724
Issuance of common stock for services	50,000	5	199,995	—	200,000
Issuance of stock to Scientific Advisory Board members	16,468	2	99,998	—	100,000
Net loss	—	—	—	(11,883,392)	(11,883,392)
Balance, September 30, 2016	87,677,838	$$8,770	$$28,638,031	$(27,787,572)	$859,229

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(11,883,392)	$(9,668,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,198	3,222
Issuance of common stock for services	200,000	625,000
Stock-based compensation and stock issued to Scientific Advisory Board members	6,494,724	504,855
Inducement for conversion of Bridge Note to common shares	—	3,465,000
Changes in operating assets and liabilities:
Prepaid and other assets	140,876	28,350
Accounts payable and other current liabilities	773,467	96,139
Net cash used in operating activities	(4,271,127)	(4,945,474)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Repayment from stockholders/members	—	355,766
Insurance note payments	(127,643)	—
Proceeds from Bridge Note	—	960,000
Proceeds from private placement offering of common stock and warrants, net	3,032,282	4,264,950
Proceeds from the collection of stock subscription receivable	—	1,250,000
Net cash provided by financing activities	2,904,639	6,830,716

Net (decrease) increase in cash	(1,366,488)	1,885,242
Cash and cash equivalents - beginning of period	4,446,284	9,724
Cash and cash equivalents - end of period	$3,079,796	$1,894,966

Supplemental Cash Flow Information:
Cash paid for income taxes is as follows:
Income taxes	$—	$—

Noncash investing and financing activities:
Financing of insurance premiums	$232,100	$—
Conversion of the Bridge Note and all accrued interest into shares of common stock	$—	$2,404,474
Issuance of subscription receivable for shares issued in conjunction with private placement offering	$—	$2,500,000
Inducement for conversion of Bridge Note to common shares	$—	$3,465,000
Derivative liability associated with the price protection feature of shares of common stock issued in PPO and Bridge Note conversion	$—	$376,300

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

Note 1. Nature of Business and Basis of Presentation.

The accompanying consolidated financial statements include the results of operations of Tyme Technologies, Inc. (“Tyme Tech”) and its wholly owned subsidiaries, Tyme Inc. (“Tyme”) and Luminant Biosciences, LLC (“Luminant”) (collectively, the “Company”). Luminant conducted the initial research and development of the Company’s therapeutic platform. Since January 1, 2014, the majority of the Company’s research and development activities and other business efforts have been conducted by Tyme and all of the Company’s patent and patent application rights are presently held by Tyme.

On October 27, 2016, the Board of Directors of Tyme Tech approved a change in fiscal year end from December 31 to March 31 of each year. As a result of the change in fiscal year, Tyme Tech prepared and filed a transition report on Form 10-Q (the “Transition Report”).

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

The Company is currently formulating its regulatory and drug development program for its lead drug candidate, SM-88. During the fourth quarter of 2015, the Company’s Investigational New Drug Application for its SM-88 drug candidate for breast cancer patients (the “IND”) was accepted by the United States Food and Drug Administration (the “FDA”).   Subsequent to the FDA’s acceptance of our IND for SM-88 and approval of our clinical trial for breast cancer, we made a determination, based on input from various sources and the strong interest of several clinical sites, to prioritize our clinical trial objectives by initiating a study in prostate cancer.  On June 13, 2016, we announced that we have begun recruiting for a phase Ib/II clinical trial, using our proprietary compound, SM-88, to use in human prostate cancer.  We are also evaluating protocols for clinical studies of SM-88 in pancreatic and breast cancer.

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

At the point of Merger and since inception, Tyme Tech was essentially a public reporting business combination shell with no substantive business operations. As such, Tyme Tech had no revenues and operating profits that require separate identification.

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

The transaction costs associated with the Merger relate to professional fees incurred in respect of legal, investor relations, accounting and audit. All such transaction costs total approximately $1,000,000 and are included in general and administrative expense for the nine months ended September 30, 2015.

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

Going Concern

The Company has incurred losses and negative cash flows from operations since inception (July 26, 2013) and has an accumulated deficit of $27,787,572 as of September 30, 2016. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its products currently in development. The Company’s primary sources of liquidity to date have been the issuance of common stock, convertible promissory notes and contributed capital by its founders. Substantial additional financing will be needed by the Company to fund its operations and to seek applicable FDA and foreign governmental authorization to commercially market its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2016 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited.

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2016 and the results of its operations for the three and nine months ended September 30, 2016 and 2015 as well as its cash flows for the nine months ended September 30, 2016 and 2015.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended March 31, 2016 included in the Company’s Transition Report on Form 10-Q filed with the SEC on November 7, 2016.  Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015

Basic and diluted net loss per common share calculation:
Net loss	$(3,120,939)	$(2,316,316)	$(11,883,392)	$(9,668,040)
Weighted average common shares outstanding — basic and diluted	84,177,838	86,013,196	84,043,124	81,853,065
Net loss per share of common stock — basic and diluted	$(0.04)	$(0.03)	$(0.14)	$(0.12)

There are 3,500,000 shares in escrow, subject to cancellation, that have not been included in basic weighted average common shares outstanding for the three and nine months ended September 30, 2016 and 2015.  (See Note 7. Stockholders’ Equity.)

The following outstanding securities at September 30, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	2016	2015

Stock options	2,470,000	150,000
Warrants	967,418	—
Total	3,437,418	150,000

Note 4. Property and Equipment, Net.

Property and equipment, net consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)

Machinery and equipment	$21,463	$21,463
Less: accumulated depreciation	11,783	8,585
	$9,680	$12,878

Depreciation expense was $3,198 and $3,222 for the nine months ended September 30, 2016 and 2015, respectively.

Note 5. Accounts Payable and Other Current Liabilities.

Accounts payable and other current liabilities consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)

Legal	$1,225,943	$781,933
Consulting	60,007	50,947
Accounting and auditing	307,511	157,129
Research and development	249,307	241,259
Board of Directors and Scientific Advisory Board compensation	337,500	225,000
Other	67,530	18,063
	$2,247,798	$1,474,331

Note 6. Debt.

Insurance Note Payable

The Company entered into an agreement to finance director and officer insurance premiums totaling $232,100 for the policy year ending in March 2017.  The Company made a payment of $65,000 in April 2016 and, thereafter, payments will be made in eight equal installments of $21,274, inclusive of interest accruing at 3.99%.

As of September 30, 2016, the Company has a prepaid asset associated with the financing of insurance premiums of $122,008 included as part of current assets for the policy year ending in March 2017. This amount is equal to the total premiums of $232,100 offset by expense recognized through September 30, 2016 of $110,092.

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

The Company recorded interest expense of $0 and $38,301 during the three and nine months ended September 30, 2015 on the Bridge Note. The aggregate outstanding principal was converted into 2,310,000 Bridge Note Shares upon the closing of the Merger (See Note 1. Nature of Business and Basis of Presentation.)

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

Common Stock

Authorized, Issued and Outstanding

The Company is authorized to issue 300,000,000 shares of common stock, each with a par value of $0.0001, of which 87,677,838 shares were issued and outstanding at September 30, 2016 and 86,836,370 shares were issued and outstanding at December 31, 2015.

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

Escrow shares

Pursuant to the Merger Agreement, the Pre-Merger Company stockholders would have had the opportunity to receive 1,333,333 shares of Company common stock in the event that the Company conducted an offering of at least $20,000,000 at a pre-money Company valuation between $200,000,000 and $400,000,000 with such offering proceeds placed in escrow on or before the date which was five months following the consummation of the Merger. As this offering did not occur, these 1,333,333 shares were not issued by the Company. The Merger Agreement further provided that, if the pre-money valuation on which the raised funds were placed into escrow was less than $200,000,000, or if no money was raised within such five month period, up to 3,500,000 shares of Company common stock were required to be surrendered for cancellation. Such 3,500,000 shares were placed into escrow pursuant to an Adjustment Shares Escrow Agreement entered into at the time of Merger Closing (the “Adjustment Shares Escrow Agreement”). The date on which the offering funds were required to be placed into escrow was extended under the terms of the Second Omnibus Amendment to November 5, 2015. No offering was consummated, nor were any offering funds placed into escrow. On November 10, 2015, the Company advised the escrow agent of such facts and demanded the surrender for cancellation of the 3,500,000 shares placed into escrow under the Adjustment Shares Escrow Agreement. Under the Adjustment Shares Escrow Agreement, the depositor of such escrowed shares had until November 18, 2015 to challenge the Company’s demand for surrender of the Escrowed Shares.

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

Securities Issued for Services

On July 1, 2016, pursuant to a Securities Acquisition Agreement, dated as of June 29, 2016, the Company issued to a law firm, in satisfaction of $200,000 of payables due such law firm, an aggregate of (i) 50,000 shares of the Company’s common stock, par value $0.0001 per share, and (ii) 29,767 Warrants. Each Warrant entitles its holder to purchase one share of common stock at an initial exercise price of $5.00 at any time during the period commencing on June 29, 2016 and terminating on the tenth anniversary of such date. No registration rights were granted related to these shares or warrants. The warrants are included within additional paid-in capital on the statement of stockholders’ equity and will not be subject to remeasurement.

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

The Company has determined that this anti-dilution protection is a freestanding financial instrument that will be carried as a liability at fair value. At the time of the merger, in the quarter ended March 31, 2015, management measured this derivative at fair value and recognized a derivative liability of $376,300 on the consolidated balance sheet, with the offset recorded against additional paid-in capital. The derivative is valued primarily using models based on unobservable inputs that represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. The model incorporates various assumptions related to the Company’s stock price and ascribes a probability based on management’s expectation that such assumptions would occur. Changes in the fair values of the derivative are recognized in earnings in the current period. As of December 31, 2015, the Company determined that the likelihood of the anti-dilution provisions being met was remote based on the Company’s current stock price and the length of time remaining until maturity, and therefore, the anti-dilution protection had no value. There have been no changes in the assumptions used at December 31, 2015 and therefore the derivative liability continues to have no value as of September 30, 2016.

Note 8. Commitments and Contingencies.

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities. Substantially all of these agreements and arrangements are on an as needed basis.

Employment Agreement

On March 5, 2015, the Company entered into employment agreements with its Chief Executive Officer and Chief Operating Officer. Under these agreements, each of such two executive officers will be entitled to an annual base salary of $450,000 and such performance bonuses as the Company’s board of directors may determine, from time to time, in its sole discretion. The base salaries will be reviewed annually (commencing in 2016) by the Company’s board of directors; provided that the base salaries may not be decreased from their then current levels due to any board review. The employment agreements each have a term of five years; provided, however, that, commencing on the first anniversary of the dates of the agreements and on each anniversary thereafter, the term shall automatically be extended by one year, such that, at any time during the term of the agreement, the remaining employment term shall never be less than four years and one day. If employment is terminated by the Company without Cause or by the executive for Good Reason, the executive will be entitled to receive (i) base salary as in effect at the time of such termination to the extent such amount has accrued through the termination date and remains unpaid, (ii) any fully earned and declared but unpaid performance bonus as of the termination date, (iii) an amount equal to the sum of base salary the executive would have received from the date of such termination through the then applicable expiration date, which shall be payable in the same amounts and at the same intervals as if the employment period had not ended and (iv) any unpaid expenses as of the termination date. If the employment is terminated for “Cause,” or in the case of the executive’s death or disability, the executive will only be entitled to his base salary through the termination date, plus any accrued and unpaid performance bonus as of the termination date.  On May 9, 2016, each of the Chief Executive Officer and the Chief Operating Officer received an option to purchase 500,000 shares vesting monthly over a 36-month period.  The exercise price of this option was set at $8.75 per share.

The Company entered into a new employment arrangement, set forth in a letter agreement, dated as of January 27, 2016, with its Chief Financial Officer. The new employment arrangement supersedes the prior letter agreement with the Chief Financial Officer which was dated as of May 15, 2015. As part of the new employment agreement, as of March 31, 2016, the officer was granted a five year option to purchase up to 200,000 shares of the Company’s common stock at a per share purchase price of $11.00, the closing price of the common stock on the date of the new agreement. One-half of the shares subject to such option vested immediately upon grant and the remaining 100,000 shares subject to the option will vest on July 27, 2016, provided that the officer is still employed by the Company on said vesting date.   The options granted on January 27, 2016 were cancelled on May 9, 2016 upon the issuance of a new award on that date.  The May 9, 2016 award to the Chief Financial Officer provided for an option to purchase 500,000 shares, with the option for 300,000 shares fully vested as of the date of grant and the option for 200,000 shares vesting monthly over a 36-month period.  The exercise price of this option was set at $8.75 per share.

Pursuant to a prior agreement, the Chief Financial Officer also was granted a five-year option to purchase 150,000 shares of Company common stock at $7.75 per share. The option vested with respect to 75,000 shares on November 15, 2015 and the remaining 75,000 shares vested on May 15, 2016 and remain exercisable in accordance with its terms.

On May 9, 2016, the board of directors of the Company approved an employment agreement with its Chief Medical Officer.  The approved agreement provides for an annual salary of $400,000, a term which expired on October 31, 2016 and severance benefits payable in certain circumstances.  The Board also approved a grant to the Chief Medical Officer of an option to purchase 500,000 shares of common stock vesting over a four-year term on a monthly basis.  The exercise price of this option was set at $8.75 per share.

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

Sale of Excess Ingredient Materials

During the nine months ending September 30, 2016, Steve Hoffman, the Company’s President and Chief Executive Officer, purchased excess ingredient materials from the Company for a cost of $170,000, which was the pro rata cost of obtaining the items. The income from this was recorded as an offset to Research and Development expense on the Condensed Consolidated Statements of Operations, where the cost of such materials was originally recorded.

Note 10. Equity Incentive Plan.

On March 5, 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved, the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). A reserve of 10,000,000 shares of Company common stock has been established for issuance under the 2015 Plan. No more than an aggregate of 3,333,333 shares of common stock may be awarded during the twelve months following the 2015 Plan adoption. Awards under the 2015 Plan may include, but need not be limited to, one or more of the following: options, stock appreciation rights, restricted stock, performance grants, stock bonuses, and any other type of award deemed by the administrator to be consistent with the purposes of the 2015 Plan. The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of the Company common stock on the date of the grant and have a term of no greater than ten years from the date of grant. As of September 30, 2016, there were 6,877,162 shares available for grant under the 2015 Plan.

Stock Options

As of September 30, 2016, there was $11,243,065 of total unrecognized compensation related to non-vested stock options. The cost is expected to be recognized over the remaining period of the options which are expected to vest through 2020.  In addition to the grants described in Note 8 above, the Company has also granted options to certain of its employees as well as consultants working in an advisory capacity and the independent directors on its Board.

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

The assumptions utilized to determine such values are presented in the following table:

	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)

Risk free interest rate	1.77%	1.65%
Expected volatility	80.00%	82.90%
Expected term	10 years	5 years
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of September 30, 2016:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2015	150,000	$7.75
Granted	2,520,000	8.74
Exercised	—	—
Forfeited/Cancelled	(200,000)	11.00
Outstanding at September 30, 2016	2,470,000	8.49
Grant date fair value of options granted during the nine months ended September 30, 2016	$7.26

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Price	Number Outstanding at September 30, 2016	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at September 30, 2016	Weighted Average Exercise Price	Aggregate Intrinsic Value

$3.75 - $8.75	2,470,000	$8.49	9.26	$111,250	907,500	$8.05	$111,250

The intrinsic value is calculated as the excess of the market value of September 30, 2016 over the exercise price of the options.

Share-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015

Research and development	$549,552	$—	$1,238,604	$—
General and administrative	584,922	193,500	5,156,120	292,355
	$1,134,474	$193,500	$6,394,724	$292,355

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

On May 9, 2016, the Company amended the independent director compensation policy.  The independent directors will continue to receive $50,000 in cash annually.  Pursuant to the amended compensation policy, the independent directors received an immediate stock option grant of 25,000 shares with an exercise price per share at fair market value ($8.75).  Beginning with the Company’s 2017 annual meeting, members who are reelected as members of the Board will receive an annual stock option grant of 10,000 shares at fair market value.  Each of these stock option awards will vest 50% on the date of grant and 50% on the first anniversary of the date of grant.  These stock option awards are in addition to the annual payment of $50,000 in cash fees for the independent directors.

The Company issued to its three independent directors and special advisor an aggregate of 19,016 shares of Company common stock as compensation during the nine months ended September 30, 2015.  The shares were valued using the $6.90 closing sale price of the Company common stock on the last trading day of the quarter ended March 31, 2015 and the $8.50 closing sale price of the Company common stock on the last trading day of the quarters ended June 30, 2015 and September 30, 2015, respectively. Total stock compensation expense related to these stock grants was $50,000 and $150,000 for the three and nine months ended September 30, 2015, respectively.

The Company issued to its five scientific advisory board members 7,355 shares of Company common stock as compensation during the nine months ended September 30, 2015. The shares were valued using the $8.50 closing sale price of the Company common stock on the last trading day of the quarter ended September 30, 2015. Total stock compensation expense related to these stock grants was $62,500 for the three and nine months ended September 30, 2015.

The Company issued 16,468 shares of Company common stock as compensation to its advisory board members during the nine months ended September 30, 2016.  The shares were valued using the $6.05 and $6.10 closing sale price of the Company common stock on the last trading day of the quarters ended March 31, 2016, and June 30, 2016, respectively.  Total compensation expense related to these stock grants was $50,000 and $100,000 for the three and nine months ended September 30, 2016.

No shares of Company common stock were issued to its three independent directors, special advisor and advisory board members as compensation for the three months ended September 30 2016, however, the Company has accrued additional compensation expense totaling $50,000 for the shares to be granted in accordance with the compensation policy.

Note 11. Subsequent Events.

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of consolidated financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its interim financial statements as of September 30, 2016 and for the three and nine months then ended, management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in our Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in our Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 30, 2016, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Tyme Technologies” refer to Tyme Technologies, Inc.

Overview

We were originally formed in Florida on November 22, 2011, to produce, market and sell an ultra-premium vodka product to retailers. We were not successful in our efforts and we turned our efforts towards seeking, investigating and, if such investigation warranted, engaging in a business combination with a private entity whose business presented an opportunity for our stockholders.

Effective as of September 18, 2014, we (then constituting a Florida corporation with the name Global Group Enterprises Corp.) reincorporated in the State of Delaware by merging into our wholly-owned Delaware subsidiary, Tyme Technologies, Inc., which was formed on August 22, 2014 specifically for this purpose (the “Reincorporation”). Tyme Technologies, Inc. was the surviving corporation in such merger. As a result of the Reincorporation, among other things, (i) we changed our name to Tyme Technologies, Inc., (ii) we changed our jurisdiction of incorporation from Florida to Delaware, (iii) we increased our authorized capital stock from 250,000,000 shares of common stock, $0.0001 par value per share, to 300,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share, (iv) each share of Global Group Enterprises Corp.’s common stock outstanding at the time of the Reincorporation was automatically converted into 4.3334 shares of Tyme Technologies, Inc.’s common stock, with the result that the 12,000,000 shares of common stock outstanding immediately prior to the Reincorporation were converted into 52,000,800 shares of common stock outstanding immediately thereafter. All share and per share numbers in our Quarterly Report on Form 10-Q relating to our common stock prior to the Reincorporation have been adjusted to give effect to this conversion, unless otherwise stated. Subsequent to the Reincorporation, Global Group Enterprises Corp. ceased to exist.

As discussed in the notes to the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q and in “Recent Developments” below, on March 5, 2015 we entered into a “reverse triangular merger” and related transactions with Tyme Inc., a Delaware corporation (“Tyme”), and other parties that resulted in, among other matters, a change in control of our Company and a change in our fiscal year from a fiscal year ending on November 30th of each calendar year to one ending on December 31st of each calendar year, which is the fiscal year basis for the financial statements presented herewith.

We are in the process of evaluating our short- and long-term financing requirements in order to effectuate our business plan. We anticipate that we will seek to raise required capital by the issuance of equity or debt securities, through private or public offerings or by other means.  Our inability to raise necessary funds to conduct our planned operations could have a severe adverse effect on our ability to become a viable company. In addition, no assurance can be given that we will be able to obtain funds on favorable terms, if at all.

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

The trial will be a single-arm, open-label trial and up to five clinical sites will be involved.  Prospective enrollees will have prostate cancer, rising PSA levels, without metastatic disease, and have failed androgen deprivation therapy.  We will report results on PSA levels and novel biomarker components, as well as progression free survival data at the conclusion of the study, or earlier, if appropriate milestones are met.  The Company is also evaluating the expansion of its phase II program to other types of cancer, including pancreatic cancer.

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

Results of Operations

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Net loss for the three months ended September 30, 2016 was $3,120,939 compared to $2,316,316 for the three months ended September 30, 2015.  Net loss for the nine months ended September 30, 2016 was $11,883,392 compared to $9,668,040 for the nine months ended September 30, 2015.

Revenues and Other Income

During the three and nine month periods ended September 30, 2016 and 2015, we did not realize any revenues from operations.  We do not anticipate recognizing any revenues until such time as one of our products has been approved for marketing by appropriate regulatory authorities or we enter into collaboration or licensing arrangement, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended September 30, 2016, operating costs and expenses totaled $3,120,939 compared to $2,316,316 for the three months ended September 30, 2015, representing an increase of $804,623.  Operating costs and expenses were comprised of the following:

▪

Research and development expenses were $1,130,468 for the three months ended September 30, 2016, compared to $1,357,394 for the three months ended September 30, 2015, representing a decrease of $226,926.  All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. Research and development activities primarily consist of the following:

▪

Salary expense for research and development personnel was $175,500 for the three months ended September 30, 2016, compared to $150,500 for the three months ended September 30, 2015, an increase of $25,000 between the comparable periods. This increase in 2016 expense is primarily attributable to a new hire.

▪

Consulting and study expenses were $306,415 for the three months ended September 30, 2016, compared to $525,344 for the three months ended September 30, 2015, representing a decrease of $218,929 between the comparable periods.  These types of expenses are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

▪

For the three months ended September 30, 2016 we incurred cash and stock compensation expense totaling $50,000 related to the Scientific Advisory Board that was established as of September 30, 2015 compared to $125,000 for the three months ended September 30, 2015. This decrease is due to fewer Scientific Advisory Board members in the quarter ended September 30, 2016 and timing of stock issuances.

▪

Included in research and development expense for the three months ended September 30, 2016 is $549,552 of stock based compensation expense related to stock options granted to research and development personnel. No stock options were granted during or prior to the three months ended September 30, 2015 to research and development personnel.

▪

General and administrative expenses were $1,990,471 for the three months ended September 30, 2016, compared to $958,922 for the three months ended September 30, 2015, representing an increase of $1,031,549 with this increase principally attributed to the recognition of non-cash compensation expense related to stock options of $584,922 for the three months ended September 30, 2016. For the three months ended September 30, 2015, we had compensation expense totaling $193,500 related to stock options. The general and administrative expenses for the respective periods include:

▪

Salary expense for non-research and development personnel was $297,333 for the three months ended September 30, 2016, compared to $189,880 for the three months ended September 30, 2015, representing a $107,453 increase between the comparable periods. The increase is due to a new full time hire during 2016.

▪

Stock based compensation expense related to stock options granted was $584,922 for the three months ended September 30, 2016 compared to $193,500 for the three months ended September 30, 2015, representing an increase of $391,422 between the comparable periods. Stock options were granted to a larger population of executives and employees during the three months ended September 30, 2016 compared to only one non-research and development personnel stock option grant prior to the three months ending September 30, 2015.

▪

In addition, in the three months ended September 30, 2016, we incurred costs of $800,823 for legal and accounting fees compared to $303,749 for the three months ended September 30, 2015, representing an increase of $497,074.

For the nine months ended September 30, 2016, operating costs and expenses totaled $11,883,392 compared to $6,164,739 for the nine months ended September 30, 2015, representing an increase of $5,718,653.  Operating costs and expenses were comprised of the following:

▪

Research and development expenses were $3,524,480 for the nine months ended September 30, 2016, compared to $2,662,403 for the nine months ended September 30, 2015, representing an increase of $862,007.  All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. Research and development activities primarily consist of the following:

▪

Salary expense for research and development personnel was $643,167 for the nine months ended September 30, 2016, compared to $592,972 for the nine months ended September 30, 2015, an increase of $50,195 between the comparable periods. The 2016 increase is primarily attributable to head count increases.

▪

Consulting and study expenses were $1,256,571 for the nine months ended September 30, 2016, compared to $1,298,386 for the nine months ended September 30, 2015, representing a decrease of $41,815 between the comparable periods.  These types of expenses are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

▪

For the nine months ended September 30, 2016 we incurred cash and stock compensation expense totaling $100,000 related to the Scientific Advisory Board that was established as of September 30, 2015 compared to $125,000 for the nine months ended September 30, 2015.

▪

Included in research and development expense for the nine months ended September 30, 2016 is $1,238,604 of stock based compensation expense related to stock options granted to research and development personnel. No stock options were granted during or prior to the nine months ended September 30, 2015 to research and development personnel.

▪

General and administrative expenses were $8,358,912 for the nine months ended September 30, 2016, compared to $3,502,336 for the nine months ended September 30, 2015, representing an increase of $4,856,576. The general and administrative expenses for the respective periods include:

▪

Salary expense for non-research and development personnel was $767,597 for the nine months ended September 30, 2016, compared to $723,893 for the nine months ended September 30, 2015, representing a $43,704 increase between the comparable periods. The slight increase is due to the fact that during the nine months ended September 30, 2015, non-research and development personnel were awarded bonus compensation totaling $206,690 in connection with the Merger.  This decrease is offset by a new full time hire during the nine months ended September 30, 2016.

▪

Stock based compensation expense related to stock options granted was $5,156,120 for the nine months ended September 30, 2016 compared to $292,355 for the nine months ended September 30, 2015, representing an increase of $4,863,765 between the comparable periods. Stock options were granted to a larger population of executives and employees during the nine months ended September 30, 2016 compared to only one non-research and development personnel stock option grant prior to the nine months ended September 30, 2015.

▪

In addition, in the nine months ended September 30, 2016, we incurred costs of $1,730,112 for legal and accounting fees compared to $1,079,533 for the nine months ended September 30, 2015, representing an increase of $650,579.

▪

Transaction costs associated with the Merger, which totaled approximately $1,000,000 for the nine months ended September 30, 2015 and relate to professional fees incurred in respect of legal, investor relations and accounting and auditing of Tyme’s financial statements. There were no such transaction costs incurred in the nine months ended September 30, 2016.

Other income (expense)

There were no interest charges for the three and nine months ended September 30, 2016, compared to $0 and $3,503,301 for the three and nine months ended September 30, 2015, respectively. Contemporaneous with the closing of the Merger, the Bridge Note in the principal amount of $2,310,000 was converted into 2,310,000 shares of Company common stock. On March 5, 2015, the mandatory conversion feature of the Bridge Note was amended to a set fixed conversion amount such that, upon conversion, the Bridge Note purchaser would receive one share of Company common stock for each $1.00 of principal of the Bridge Note outstanding as of the date of the mandatory conversion. We evaluated the modification to the conversion rate as an inducement to convert the Bridge Note and concluded that it provided the purchaser of the Bridge Note an incremental value of $3,465,000, which is included as interest expense on the condensed consolidated statement of operations for the nine months ended September 30, 2015. No interest was recorded on the Bridge Note during the nine months ended September 30, 2016, compared to $38,301 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

At September 30, 2016, we had cash of $3,079,796, working capital of $849,549 and stockholders’ equity of $859,229.

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Nine Months ended September 30,
	2016	2015

Net cash used in operating activities	$(4,271,127)	$(4,945,474)
Net cash used in investing activities	—	—
Net cash provided by financing activities	2,904,639	6,830,716

Operating Activities

Our cash used in operating activities in the nine months ended September 30, 2016 totaled $4,271,127 which is the sum of (i) our net loss of $11,883,392 less non-cash expenses totaling $6,697,922 (principally stock-based compensation), and (ii) changes in operating assets and liabilities of $914,343.

Our cash used in operating activities in the nine months ended September 30, 2015 totaled $4,945,474, which is the sum of (i) our net loss of $9,668,040, less non-cash expenses totaling $4,598,077 (principally the issuance of common stock for services and the non-cash conversion of Bridge Notes to Common Stock), and (ii) changes in operating assets and liabilities of $124,489.

Investing Activities

We had no net cash used in investing activities for the nine months ended September 30, 2016 and 2015.

Financing Activities

During the nine months ended September 30, 2016, our financing activities consisted of the following:

▪

On February 2, 2016, pursuant to a Securities Purchase Agreement, for the aggregate consideration of $3,100,000, before deducting offering costs of $67,718, the Company sold and issued in a private placement an aggregate of: (i) 775,000 shares of the Company’s common stock, par value $0.0001 per share, and (ii) 461,384 common stock purchase warrants.

▪	Insurance notes payments were made totaling $127,643.

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

▪

In 2014, Tyme and Luminant granted cash advances totaling $355,766 to certain of their then stockholders/members. Effective as of the consummation of the Merger during the nine months ended September 30, 2015, these non-interest bearing advances were settled.

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

We believe that our cash balances as of September 30, 2016 will be sufficient to fund the business through the next seven to nine months.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk.  Our cash balance as of September 30, 2016 was held in insured depository accounts, of which approximately $2,835,878 exceeded insurance limits.

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

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

The aforementioned material weaknesses were identified by Messrs. Hoffman, Demurjian and Dickey in connection with their review of our financial statements as of September 30, 2016. In addition, our management noted further control and procedures deficiencies, including those relating to segregation of duties over cash disbursements and the prompt analysis of the financial impact of all transactions to which we are a party.

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

None during the quarter ended September 30, 2016.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

In reviewing the agreements included or incorporated by reference as exhibits to our Quarterly Report on Form 10-Q, please remember that they are included to provide the reader with information regarding their terms and are not intended to provide any other factual or disclosure information about our Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Dated:  November 9, 2016

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Dickey IV
Robert Dickey IV
Vice-President - Finance and
Chief Financial Officer
(Principal Financial Officer)