Form 10-Q
period 2016-12-31
TYME TECHNOLOGIES, INC.
filed 2017-02-14
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [_]

(Note: The registrant is a voluntary filer of reports and has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [X]
Non-accelerated filer [_]	Smaller reporting company [_]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]  No [X]

As of January 31, 2017, there were 88,162,844 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. (Includes 3,500,000 shares which have been placed into escrow and are subject to surrender for cancellation. See Part II, Item 1 of this report.)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2016	2016
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$2,985,450	$6,105,309
Prepaid and other assets	60,131	226,098
Total current assets	3,045,581	6,331,407
Property and equipment, net	8,606	11,816
Total assets	$3,054,187	$6,343,223

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$2,562,728	$1,676,918
Insurance note payable	40,635	232,100
Total current liabilities	2,603,363	1,909,018
Total liabilities	2,603,363	1,909,018

Commitments and contingencies (See Note 8.)	—	—

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at December 31, 2016 and March 31, 2016, -0- shares issued and outstanding at December 31, 2016 and March 31, 2016	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 88,130,152 issued and outstanding at December 31, 2016, and 87,611,370 issued and outstanding at March 31, 2016	8,815	8,763
Additional paid in capital	31,220,530	23,080,749
Accumulated deficit	(30,778,521)	(18,655,307)
Total stockholders’ equity	450,824	4,434,205
Total liabilities and stockholders’ equity	$3,054,187	$6,343,223

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months ended December 31,
	2016	2015	2016	2015

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	1,745,681	1,136,563	4,461,689	3,234,649
General and administrative	1,245,268	1,298,470	7,661,525	3,266,986
Total operating expenses	2,990,949	2,435,033	12,123,214	6,501,635
Loss from operations	(2,990,949)	(2,435,033)	(12,123,214)	(6,501,635)

Other income	—	(376,255)	—	(376,255)
Net loss	$(2,990,949)	$(2,058,778)	$(12,123,214)	$(6,125,380)

Basic and diluted loss per common share	$(0.04)	$(0.03)	$(0.14)	$(0.08)

Basic and diluted weighted average shares outstanding	84,517,074	82,189,523	84,272,099	80,139,356

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months ended December 31, 2016

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	deficit	Equity

Balance, April 1, 2016	87,611,370	$8,763	$23,080,749	$(18,655,307)	$4,434,205
Issuance of common stock in private placement offering for cash, net of associated expense	452,314	45	1,469,960	—	1,470,005
Stock-based compensation for employees, directors and consultants	—	—	6,369,828	—	6,369,828
Issuance of common stock for services	50,000	5	199,995	—	200,000
Issuance of common stock to Scientific Advisory Board members	16,468	2	99,998	—	100,000
Net loss	—	—	—	(12,123,214)	(12,123,214)
Balance, December 31, 2016	88,130,152	$8,815	$31,220,530	$(30,778,521)	$450,824

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(12,123,214)	$(6,125,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,210	3,218
Issuance of common stock for services	200,000	200,000
Issuance of common stock to Scientific Advisory Board	100,000	125,000
Stock-based compensation for employees, directors and consultants	6,369,828	635,859
Gain on remeasurement of derivative liability	—	(376,300)
Changes in operating assets and liabilities:
Prepaid and other assets	165,967	353,441
Accounts payable and other current liabilities	885,810	855,689
Net cash used in operating activities	(4,398,399)	(4,328,473)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Change in due from officer	—	(17,623)
Insurance note payments	(191,465)	—
Proceeds from private placement offering , net	1,470,005	2,966,000
Proceeds from the collection of stock subscription receivable	—	2,500,000
Net cash provided by financing activities	1,278,540	5,448,377

Net (decrease) increase in cash	(3,119,859)	1,119,904
Cash and cash equivalents - beginning of period	6,105,309	3,326,380
Cash and cash equivalents - end of period	$2,985,450	$4,446,284

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2016

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

On October 27, 2016, the Board of Directors of Tyme Tech approved a change in fiscal year end from December 31 to March 31 of each year. As a result of the change in fiscal year, Tyme Tech prepared and filed a transition report on Form 10-QT (the “Transition Report”).  The accompanying balance sheet as of March 31, 2016, was derived from the Company’s audited financial statements included in Form 10-QT filed with the SEC on November 8, 2016.  The accompanying consolidated statements of operations and the consolidated statements of cash flows and footnote disclosures for the nine months ended December 31, 2016 and 2015 are unaudited.

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

During the fourth quarter of calendar 2015, the Company’s Investigational New Drug Application for its SM-88 drug candidate for breast cancer patients (the “IND”) was accepted by the United States Food and Drug Administration (the “FDA”).  Subsequent to the FDA’s acceptance of our IND for SM-88 and approval of our clinical trial for breast cancer, we made a determination, based on input from various sources and the strong interest of several clinical sites, to prioritize our clinical trial objectives by initiating a study in prostate cancer. On June 13, 2016, we announced that we have begun recruiting for a phase Ib/II clinical trial, using our proprietary compound, SM-88, to use in human prostate cancer. We are also evaluating protocols for clinical studies of SM-88 in pancreatic cancer.

Going Concern

The Company has incurred losses and negative cash flows from operations since inception (July 26, 2013) and has an accumulated deficit of $30,778,521 as of December 31, 2016.  The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its products currently in development.  The Company’s primary sources of liquidity to date have been the issuance of common stock, convertible promissory notes and contributed capital by its founders.  Substantial additional financing will be needed by the Company to fund its operations and to seek applicable FDA and foreign governmental authorization to commercially market its product candidates.  There is no assurance that such financing will be available when needed or on acceptable terms.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying balance sheet as of March 31, 2016, was derived from the Company’s audited financial statements included in the Form 10-QT filed with the SEC on November 8, 2016.  The interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-QT.

The accompanying condensed consolidated balance sheet as of December 31, 2016, the condensed consolidated statements of operations for the three and nine months ended December 31, 2016 and 2015, the condensed consolidated statement of stockholders’ equity for the nine months ended December 31, 2016 and the condensed consolidated statements of cash flows for the nine months ended December 31, 2016 and 2015 are unaudited.

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2016  and the results of its operations for the three and nine months ended December 31, 2016 and 2015 as well as its cash flows for the nine months ended December 31, 2016 and 2015.

The interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending March 31, 2017.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended March 31, 2016 included in the Company’s Transition Report on Form 10-QT filed with the SEC on November 8, 2016.  Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended December 31,		Nine Months ended December 31,
	2016	2015	2016	2015

Basic and diluted net loss per common share calculation:
Net loss	$(2,990,949)	$(2,058,778)	$(12,123,214)	$(6,125,380)
Weighted average common shares outstanding — basic and diluted	84,517,074	82,189,523	84,272,099	80,139,356
Net loss per share of common stock — basic and diluted	$(0.04)	$(0.03)	$(0.14)	$(0.08)

There are 3,500,000 shares in escrow, subject to cancellation, that have not been included in basic weighted average common shares outstanding for the three and nine months ended December 31, 2016 and 2015. (See Note 7. Stockholders’ Equity.)

The following outstanding securities at December 31, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	2016	2015

Stock options	2,520,000	150,000
Warrants	967,418	476,267
Total	3,487,418	626,267

Note 4. Property and Equipment, Net.

Property and equipment, net consisted of the following:

	December 31, 2016	March 31, 2016
	(Unaudited)

Machinery and equipment	$21,463	$21,463
Less: accumulated depreciation	(12,857)	(9,647)
	$8,606	$11,816

Depreciation expense was $3,210 and $3,218 for the nine months ended December 31, 2016 and 2015, respectively.

Note 5. Accounts Payable and Other Current Liabilities.

Accounts payable and other current liabilities consisted of the following:

	December 31, 2016	March 31, 2016
	(Unaudited)

Legal	$1,169,056	$795,478
Consulting	80,908	44,056
Accounting and auditing	59,332	143,357
Research and development	749,838	324,787
Board of Directors and Scientific Advisory Board compensation	450,000	337,500
Other	53,594	31,740
	$2,562,728	$1,676,918

Note 6. Debt.

Insurance Note Payable

The Company entered into an agreement to finance director and officer insurance premiums totaling $232,100 for the policy year ending in March 2017.  The Company made a payment of $65,000 in April 2016 and, thereafter, payments will be made in eight equal installments of $21,274, inclusive of interest accruing at 3.99%.

As of December 31, 2016, the Company has a prepaid asset associated with the financing of insurance premiums of $60,131 included as part of current assets for the policy year ending in March 2017. This amount is equal to the total premiums of $232,100 offset by expense recognized through December 31, 2016 of approximately $170,000.

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

Common Stock

Authorized, Issued and Outstanding

The Company is authorized to issue 300,000,000 shares of common stock, each with a par value of $0.0001, of which 88,130,152 shares were issued and outstanding at December 31, 2016 and 87,611,370 shares were issued and outstanding at March 31, 2016.

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

Dividends

Dividends may be declared and paid on the Company common stock from funds lawfully available therefore, as and when determined by the board of directors. At December 31, 2016 no dividends have been declared by the company.

Liquidation

In the event of the liquidation, dissolution, or winding-up of the Company, holders of Company common stock will be entitled to receive all assets of the Company available for distribution to its stockholders.

Escrow shares

Pursuant to the March 5, 2015 Agreement and Plan of Merger and Reorganization between Tyme, Inc and Tyme Tech that resulted in the Merger, (” Merger Agreement”), the Pre-Merger Company stockholders would have had the opportunity to receive 1,333,333 shares of Company common stock in the event that the Company conducted an offering of at least $20,000,000 at a pre-money Company valuation between $200,000,000 and $400,000,000 with such offering proceeds placed in escrow on or before the date which was five months following the consummation of the Merger. As this offering did not occur, these 1,333,333 shares were not issued by the Company.  The Merger Agreement further provided that, if the pre-money valuation on which the raised funds were placed into escrow was less than $200,000,000, or if no money was raised within such five month period, up to 3,500,000 shares of Company common stock were required to be surrendered for cancellation.  Such 3,500,000 shares were placed into escrow pursuant to an Adjustment Shares Escrow Agreement entered into at the time of Merger Closing (the “Adjustment Shares Escrow Agreement”).  The date on which the offering funds were required to be placed into escrow was extended under the terms of the Second Omnibus Amendment to November 5, 2015.  No offering was consummated, nor were any offering funds placed into escrow.  On November 10, 2015, the Company advised the escrow agent of such facts and demanded the surrender for cancellation of the 3,500,000 shares placed into escrow under the Adjustment Shares Escrow Agreement.  Under the Adjustment Shares Escrow Agreement, the depositor of such escrowed shares had until November 18, 2015 to challenge the Company’s demand for surrender of the Escrowed Shares.

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

Private Placement Offering

During the quarter ended December 31, 2016, the Company raised $1,470,005 through a private placement of 452,314 shares of its common stock.

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

Derivative Liability

Contemporaneous with the closing of the Merger, among other matters, the Company completed a private placement offering (the “PPO”). In addition, a Tyme convertible promissory note was converted into shares (“Bridge Note conversion Shares”) of the Company common stock. The investor in the PPO and the Bridge Note holder have been granted anti-dilution protection with respect to the PPO Shares and Bridge Note Conversion Shares such that, if within two years after the closing of the Merger, the Company shall issue additional shares of Company common stock or common stock equivalents, for a consideration per share less than $0.50 per share (the “Lower Price”), each such investor and holder will be entitled to receive from the Company additional shares (“Lower Price Shares”) of Company common stock in an amount such that, when added to the number of shares initially purchased by such investor or received upon conversion of the Bridge Note, will equal the number of shares that such investor’s PPO subscription amount would have purchased or the Bridge Note holder would have received upon conversion of the Bridge Note at the Lower Price.  GEM Global Yield Fund LLC SCS (“GEM”) was the sole investor in the PPO and designee of the Bridge Note holder who received the Bridge Note Conversion Shares.

The Company has determined that this anti-dilution protection is a freestanding financial instrument that will be carried as a liability at fair value.  At the time of the merger, in the quarter ended March 31, 2015, management measured this derivative at fair value and recognized a derivative liability of $376,300 on the consolidated balance sheet, with the offset recorded against additional paid-in capital.  The derivative is valued primarily using models based on unobservable inputs that represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3.  The model incorporates various assumptions related to the Company’s stock price and ascribes a probability based on management’s expectation that such assumptions would occur.  Changes in the fair values of the derivative are recognized in earnings in the current period.  As of December 31, 2015, the Company determined that the likelihood of the anti-dilution provisions being met was remote based on the Company’s current stock price and the length of time remaining until maturity, and therefore, the anti-dilution protection had no value.  There have been no changes in the assumptions used at December 31, 2015 and therefore the derivative liability continues to have no value as of December 31, 2016.

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

The Company entered into an employment arrangement, set forth in a letter agreement dated as of January 27, 2016, with its then-Chief Financial Officer the (“Former Chief Financial Officer”).  The new employment arrangement superseded the prior letter agreement with the Former Chief Financial Officer which was dated as of May 15, 2015.  As part of the new employment agreement, as of March 31, 2016, the officer was granted a five year option to purchase up to 200,000 shares of the Company’s common stock at a per share purchase price of $11.00, the closing price of the common stock on the date of the new agreement. One-half of the shares subject to such option vested immediately upon grant and the remaining 100,000 shares subject to the option vested on July 27, 2016. The options granted on January 27, 2016 were cancelled on May 9, 2016 upon the issuance of a new award on that date. The May 9, 2016 award to the Former Chief Financial Officer provided for an option to purchase 500,000 shares, with the option for 300,000 shares fully vested as of the date of grant and the option for 200,000 shares vesting monthly over a 36-month period. The exercise price of this option was set at $8.75 per share.

Pursuant to a prior agreement, the Former Chief Financial Officer also was granted a five-year option to purchase 150,000 shares of Company common stock at $7.75 per share. The option vested with respect to 75,000 shares on November 15, 2015 and the remaining 75,000 shares vested on May 15, 2016.

On January 16, 2017, the Former Chief Financial Officer resigned from the Company.  Pursuant to the terms of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), the Former Chief Financial Officer’s option awards are exercisable to the extent vested, until three months after the date of his termination.

On May 9, 2016, the board of directors of the Company approved an employment agreement with its Chief Medical Officer.  The approved agreement provides for an annual salary of $400,000 and severance benefits payable in certain circumstances.  The Board also approved a grant to the Chief Medical Officer of an option to purchase 500,000 shares of common stock vesting over a four-year term on a monthly basis.  The exercise price of this option was set at $8.75 per share.

Legal Proceedings

Other than discussed in Note 7, the Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations or cash flows.

Note 9. Equity Incentive Plan.

On March 5, 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved, the 2015 Plan.  A reserve of 10,000,000 shares of Company common stock has been established for issuance under the 2015 Plan.  No more than an aggregate of 3,333,333 shares of common stock may be awarded during the twelve months following the 2015 Plan adoption.  Awards under the 2015 Plan may include, but need not be limited to, one or more of the following: options, stock appreciation rights, restricted stock, performance grants, stock bonuses, and any other type of award deemed by the administrator to be consistent with the purposes of the 2015 Plan.  The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of the Company common stock on the date of the grant and have a term of no greater than ten years from the date of grant.  As of December 31, 2016, there were 7,427,162 shares available for grant under the 2015 Plan.

Stock Options

As of December 31, 2016, there was $10,068,092 of total unrecognized compensation related to non-vested stock options.  The cost is expected to be recognized over the remaining period of the options which are expected to vest through 2020. In addition to the grants to members of management, the Company has also granted options to certain of its employees as well as consultants working in an advisory capacity and the independent directors on its Board.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted.  In accordance with ASC 718 for employees, the compensation expense is amortized on a straight-line basis over the requisite service period, which approximates the vesting period. Compensation expense for stock options granted to consultants is recognized on a straight-line basis over the term of the service contract.

The expected volatility of options granted has been determined using the method described under ASC 718 using the expected volatility of similar companies.  The expected term of options granted to employees in the current fiscal period has been based on the contractual term of the agreement as prescribed by ASC 718 Share-Based Payment.

The assumptions utilized to determine such values are presented in the following table:

	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)

Risk free interest rate	1.77%	1.65%
Expected volatility	88.45%	82.90%
Expected term	10 years	5 years
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of December 31, 2016:

	Number of Options	Weighted Average Exercise Price

Outstanding at March 31, 2016	350,000	$9.61
Granted	2,370,00	8.44
Exercised	—	—
Forfeited/Cancelled	(200,000)	11.00
Outstanding at December 31, 2016	2,520,000	8.40
Grant date fair value of options granted during the nine months ended December 31, 2016	$7.20

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Price	Number Outstanding at December 31, 2016	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at December 31, 2016	Weighted Average Exercise Price	Aggregate Intrinsic Value

$3.50-$8.75	2,520,000	$8.40	9.02	$6,250	1,072,083	$8.03	$694

The intrinsic value is calculated as the excess of the market value of December 31, 2016 over the exercise price of the options.

Share-based compensation expense recognized was as follows:

	Three Months Ended December 31,		Nine Months ended December 31,
	2016	2015	2016	2015

Research and development	$617,609	$—	$1,856,213	$—
General and administrative	497,982	193,504	4,513,615	485,859
	$1,115,591	$193,504	$6,369,828	$485,859

Stock Grants

On March 10, 2015, the Company adopted an independent director compensation policy and also adopted a compensation policy with respect to a special advisor to the Company’s board of directors. Under such independent director compensation policy, each of those directors meeting the NASDAQ stock market definition of independent director is entitled to receive annual compensation in the amount of $100,000, one-half to be paid in cash on a quarterly basis, in arrears, and the remaining one-half of the compensation to be paid in the form of Company common stock on a quarterly basis, in arrears, with the shares valued at the closing sale price of the Company common stock on the last trading day of the applicable quarterly period. The special advisor was compensated in the same manner as the independent directors through the date the special advisor joined the Company’s board of directors (May 9, 2016). Additionally, effective as of September 30, 2015, the Company established a Scientific and Medical Advisory Board, and five individuals were appointed as members of such advisory board and a compensation policy for the advisory board’s members, substantially identical to the compensation policy for the Company’s independent directors, was adopted. At the end of calendar 2015, one member of the Scientific and Medical Advisory Board became a full time employee of the Company and is no longer compensated as a member of the advisory board.

The Company issued to its three independent directors and special advisor and their five scientific advisory board members an aggregate of 29,122 shares of Company common stock as compensation during the nine months ended December 31, 2015.  The shares were valued using the $8.50 closing sale price of the Company common stock on the last trading day of the quarter ended June 30, 2015 and September 30, 2015 and $11.25 for the last trading day of the quarter ending December 31,2015.  Total stock compensation expense related to these stock grants were $112,500 and $275,000 for the three and nine months ended December 31, 2015, respectively.

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

The Company issued 16,468 shares of Company common stock as compensation to its scientific advisory board members during the nine months ended December 31, 2016.  The shares were valued using the $6.05 and $6.10 closing sale price of the Company common stock on the last trading day of the quarters ended June 30, 2016, and September 30, 2016, respectively.  Total compensation expense related to these stock grants was $50,000 and $150,000 for the three and nine months ended December 31, 2016. At December 31, 2016 the company has accrued $100,000 for the cash value of the stock compensation related to the quarters ended September 30, 2016 and December 31, 2016.

Note 10.  Income Taxes

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized.  The Company weighed all available positive and negative evidence and concluded that a full valuation allowance should continue to be maintained on its net deferred tax assets that predominantly consists of cumulative net operating losses.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Company level deemed not to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year.  As of December 31, 2016 the Company had $331,545 of unrecognized tax benefits, which were offset with the net operating loss and valuation allowance on the consolidated balance sheet.  None of the gross unrecognized tax benefits would affect the effective tax rate at December 31, 2016, if recognized.

The Company had no income tax related penalties or interest for periods presented in these consolidated financial statements related to uncertain tax positions, which would be recorded as tax expense should the Company accrue for such items.

Note 11.  Subsequent Events.

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of consolidated financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its interim financial statements as of December 31, 2016 and for the three and nine months then ended, management of the Company determined that there were no reportable subsequent event to be disclosed, other than the resignation of the Former Chief Financial Officer effective January 16, 2017.  The Company’s chief operating officer will serve as interim chief financial officer while a permanent replacement search is conducted.

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

In November 2016 the Company filed for 10-QT effectively changing the Company’s calendar year end to a fiscal year ending March 31 of each calendar year.

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

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in our Form 10-QT filed on November 8, 2016 with the SEC.

Results of Operations

Three and Nine Months Ended December 31, 2016 Compared to Three and Nine Months Ended December 31, 2015

Net loss for the three months ended December 31, 2016 was $2,990,949 compared to $2,058,778 for the three months ended December 31, 2015.  Net loss for the nine months ended December 31, 2016 was $12,123,214 compared to $6,125,380 for the nine months ended December 31, 2015.

Revenues and Other Income

During the three and nine month periods ended December 31, 2016 and 2015, we did not realize any revenues from operations. We do not anticipate recognizing any revenues until such time as one of our products has been approved for marketing by appropriate regulatory authorities or we enter into collaboration or licensing arrangement, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended December 31, 2016, operating costs and expenses totaled $2,990,949 compared to $2,435,033 for the three months ended December 31, 2015, representing an increase of $555,916. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $1,745,681 for the three months ended December 31, 2016, compared to $1,136,563 for the three months ended December 31, 2015, representing an increase of $609,118. All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. Research and development activities primarily consist of the following:

•

Salary expense for research and development personnel was $225,500 for the three months ended December 31, 2016, compared to $130,288 for the three months ended December 31, 2015, an increase of $95,212 between the comparable periods. This increase in 2016 expense is primarily attributable to a new hire.

•

Consulting and study expenses were $572,191 for the three months ended December 31, 2016, compared to $671,231 for the three months ended December 31, 2015, representing a decrease of $99,040 between the comparable periods. These types of expenses are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

•

Cash and stock compensation expense totaling $100,000 related to the Scientific Advisory Board compared to $125,000 for the three months ended December 31, 2015. This decrease is due to fewer Scientific Advisory Board members in the quarter ended December 31, 2016.

•

Stock based compensation expense related to stock options granted to research and development personnel was $617,609 for the three months ended December 31, 2016.  No stock options were granted during or prior to the three months ended December 31, 2015 to research and development personnel.

•

General and administrative expenses were $1,245,268 for the three months ended December 31, 2016, compared to $1,298,470 for the three months ended December 31, 2015, representing a decrease of $53,202. The general and administrative expenses for the respective periods include:

•

Salary expense for non-research and development personnel was $247,365 for the three months ended December 31, 2016, compared to $215,284 for the three months ended December 31, 2015, representing a $32,081 increase between the comparable periods. The increase is due to a new hired employee during the quarter ending March 31, 2016.

•

Stock based compensation expense related to stock options granted was $497,982 for the three months ended December 31, 2016 compared to $193,504 for the three months ended December 31, 2015, representing an increase of $304,478 between the comparable periods. Stock options were granted to a larger population of executives and employees during the three months ended December 31, 2016 compared to only one non-research and development personnel stock option grant prior to the three months ending December 31, 2015.

•

Accounting and legal fees were $327,466 for the three months ended December 31, 2016 compared to $721,936 for the three months ended December 31, 2015, representing a decrease of $394,470. The 2016 decrease is due to decrease in legal activity in the current period.

For the nine months ended December 31, 2016, operating costs and expenses totaled $12,123,214 compared to $6,501,635 for the nine months ended December 31, 2015, representing an increase of $5,621,579. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $4,461,689 for the nine months ended December 31, 2016, compared to $3,234,649 for the nine months ended December 31, 2015, representing an increase of $1,227,040. All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. Research and development activities primarily consist of the following:

•

Salary expense for research and development personnel was $656,474 for the nine months ended December 31, 2016, compared to $385,561 for the nine months ended December 31, 2015, an increase of $270,913 between the comparable periods. The 2016 increase is primarily attributable to head count changes during the year compared to the prior year.

•

Consulting and study expenses were $1,098,706 for the nine months ended December 31, 2016, compared to $1,768,592 for the nine months ended December 31, 2015, representing a decrease of $669,886 between the comparable periods. These types of expenses are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

•

Cash and stock compensation expense totaling $300,000 related to the Scientific Advisory Board for the nine months ended December 31, 2016 compared to $250,000 for the nine months ended December 31, 2015. This increase is due to a change in Scientific Advisory Board compensation structure in September 2015.

•

Stock based compensation expense related to stock options granted to research and development personnel was $1,856,213 for the nine months ended December 31, 2016. No stock options were granted during or prior to the nine months ended December 31, 2015 to research and development personnel.

•

General and administrative expenses were $7,661,525 for the nine months ended December 31, 2016, compared to $3,266,986 for the nine months ended December 31, 2015, representing an increase of $4,394,539. The general and administrative expenses for the respective periods include:

•

Salary expense for non-research and development personnel was $771,784 for the nine months ended December 31, 2016, compared to $630,438 for the nine months ended December 31, 2015, representing a $141,346 increase between the comparable periods. The increase is due to a new hire during the quarter ending March 31, 2016.

•

Stock based compensation expense related to stock options granted was $4,513,615 for the nine months ended December 31, 2016 compared to $485,859 for the nine months ended December 31, 2015, representing an increase of $4,027,756 between the comparable periods. Stock options were granted to a larger population of executives and employees during the nine months ended December 31, 2016 compared to only one non-research and development personnel stock option grant prior to the nine months ended December 31, 2015.

•

Legal and accounting fees were $1,714,162 for the nine months ended December 31, 2016 compared to $1,430,989 for the nine months ended December 31, 2015, representing an increase of $283,173 mainly attributable to a change from calendar year-end to a fiscal  year ending March 31 and an audit which was conducted for the interim quarter ended March 31, 2016.

Other income (expense)

There were no interest charges for the three and nine months ended December 31, 2016 and 2015.  There was no other income or expense for the three and nine months ended December 31, 2016, compared to $376,255 of other income for the three and nine months ended December 31, 2015, respectively.  Other expense recorded for the three and nine months ended December 31, 2015 related to the gain on the remeasurement of the derivative liability.

Liquidity and Capital Resources

At December 31, 2016, we had cash of $2,985,450, working capital of $442,218 and stockholders’ equity of $450,824.

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Nine Months ended December 31,
	2016	2015

Net cash used in operating activities	$4,398,399	$4,328,473
Net cash used in investing activities	—	—
Net cash provided by financing activities	1,278,540	5,448,377

Operating Activities

Our cash used in operating activities in the nine months ended December 31, 2016 totaled $4,398,399 which is the sum of (i) our net loss of $12,123,214 less non-cash expenses totaling $6,673,038 (principally stock-based compensation), and (ii) changes in operating assets and liabilities of $1,051,777.

Our cash used in operating activities in the nine months ended December 31, 2015 totaled $4,328,473, which is the sum of (i) our net loss of $6,125,380 less non-cash expenses totaling $587,777 (principally the issuance of common stock for services) , and (ii) changes in operating assets and liabilities of $1,209,130.

Investing Activities

We had no net cash used in investing activities for the nine months ended December 31, 2016 and 2015.

Financing Activities

During the nine months ended December 31, 2016, our financing activities consisted of the following:

▪	In October 2016, pursuant to a securities purchase agreement, the Company received $1,470,005 in a private placement of securities. The Company sold and issued 452,314 shares of the company stock.

▪	Insurance notes payments were made totaling $191,465.

During the nine months ended December 31, 2015, our financing activities consisted of the following:

▪	We received $2,500,000 from the collection of the stock subscription receivable representing the principal amount of the Private Placement Offering Note.

▪	We received proceeds of $2,966,000 from the private placement offering of common stock.

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

We believe that our cash balances as of December 31, 2016 will be sufficient to fund the business through the next five to seven months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. Our cash balance as of December 31, 2016 was held in insured depository accounts, of which approximately $2,735,450 exceeded insurance limits.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

•	inadequate segregation of duties consistent with control objectives;

•	ineffective controls over period end financial disclosure and reporting processes; and

•	lack of a senior financial reporting executive.

The aforementioned material weaknesses were identified by Mr. Hoffman and Michael Demurjian, the Company’s Chief Operating Officer and Interim Chief Financial Officer, in connection with their review of our financial statements as of December 31, 2016.  In addition, our management noted further control and procedures deficiencies, including those relating to segregation of duties over cash disbursements and the prompt analysis of the financial impact of all transactions to which we are a party.

Our management believes that the material weaknesses set forth above did not have an effect on our financial results.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

•

Assuming we are able to secure additional working capital, we will create additional positions in order to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. Since our fiscal quarter ended September 30, 2015, we have retained accounting and financial reporting advisory firms with significant experience with publicly held companies to assist management in the accounting function and in implementing and enhancing our internal controls over financial reporting.

•

We intend to design and implement centralized and automated enhancements to the processing of invoices to assure standardized supplier setup and proper entry by invoice type into our accounts payable system. These enhancements will also incorporate adherence to signing authorities as part of payment processing and ensure the completion of timely month end reconciliation procedures for accounts payable and accrued expenses.

•	We intend to hire a new Chief Financial Officer.

Changes in Internal Control over Financial Reporting

We recently formed an audit committee. We anticipate that such audit committee will discuss with management, including our Interim Chief Financial Officer, and our independent registered public accounting firm, the status of our financial controls and procedures and determine what changes are necessary to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with US GAAP.  We anticipate that a number of changes in our financial controls and procedures will be made in the ensuing periods.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below, we are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on us, our business, operating results or financial condition.

On March 5, 2015, we, our wholly-owned subsidiary formed for the purposes of completing the merger (which we refer to as “Acquisition Sub”), Tyme Inc. (“Tyme”) and certain other parties entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”).  Simultaneous with the execution of the Merger Agreement, we and the other parties to the Merger Agreement consummated the transactions contemplated by the Merger Agreement (the “Merger”).  We refer to the date that the transactions contemplated by the Merger Agreement, including the Merger, were consummated as the “Closing Date.”  Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Tyme.  Tyme was the surviving corporation in the Merger and thus became our wholly-owned subsidiary.

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

The Pre-Merger Company Stockholders previously placed into escrow pursuant to an escrow agreement (the “Adjustment Shares Escrow Agreement”) 3.5 million shares of our Common Stock (the “Adjustment Shares”) to secure such surrender obligations described above.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.  Such risk factors are relevant in evaluating our business, financial position, future results and prospects.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2016, the Company raised $1,470,005 through a private placement of 452,314 shares of its common stock.  The shares were offered and issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

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

Exhibit Number	Description
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.
32.1*	Rule 1350 Certification of Chief Executive Officer.
32.2*	Rule 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

__________

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2017

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Demurjian
Michael Demurjian
Chief Operating Officer and
Interim Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)