Form 10-K
period 2017-03-31
TYME TECHNOLOGIES, INC.
filed 2017-06-12
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-179311

TYME TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3864597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 Wall Street – 12th Floor New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 205-1603

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

(Note: The registrant was a voluntary filer of reports during the most recent fiscal year covered by this report and filed during the 12 months preceding March 31, 2017, and in the twelve preceding months, all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act if the registrant had been subject to one of such sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer [_]	Accelerated filer [X]

Non-accelerated filer [_]	Smaller Reporting Company [_]

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $127.1 million.

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).  Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 26, 2017
Common stock, $0.0001 par value per share	89,341,067 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

Designated portions of the Proxy Statement relating to the 2017 Annual Meeting of the Stockholders (the “Proxy Statement”): Part III (Items 9, 10, 11, 12, and 13), to be filed within 120 days of the Registrant’s fiscal year ended March 31, 2017. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

- i -

PART I

Except for historical financial information contained herein, Tyme Technologies, Inc., including all subsidiaries (collectively referred to as “we,” “us,” “our,” or “Company” in this report) notes that certain of the matters discussed in this Form 10-K may be considered forward-looking statements. Such statements include declarations regarding our intent, belief, or current expectations and those of our management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to change; (ii) those risks and uncertainties identified under “Risk Factors;” and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission, or SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

Executive Summary of Our Business

Tyme Technologies, Inc. is a clinical-stage biotechnology company developing cancer therapeutics that are intended to be broadly effective across tumor types and have low toxicity profiles.  Unlike targeted therapies that attempt to regulate specific mutations within cancer, our therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic weaknesses to compromise its defenses, leading to cell death through oxidative stress and exposure to the body’s natural immune system.  Our lead clinical program, SM-88, is a first-in-class combination therapy in Phase II development for prostate cancer, and we are preparing to initiate an additional Phase II clinical trial for pancreatic cancer.

We believe SM-88 can be broadly effective across multiple cancer types based on results from 106 advanced-stage patients treated with SM-88 through first-in human and compassionate use programs.  Our first-in-human study began as a three-month safety study of SM-88, which was approved by an Institutional Review Board (“IRB”), and enrolled 30 end-stage metastatic cancer patients; based on patient response during this three-month period, SM-88 treatment was continued for multiple years under IRB oversight (collectively, “our “First Human Study”).  Additionally, as of March 31, 2017, SM-88 had been used with 76 patients as part of a separate compassionate use program under IRB oversight where most of these 76 patients had failed or refused possible available therapies and were treated with SM-88 as a monotherapy (collectively, the “Compassionate Use Patients”).

Through these two programs, SM-88 has shown complete and partial responses for over 13 different cancer types, including some of the most common and difficult-to-treat cancers, such as pancreatic, prostate, breast, lung, glioma, ovarian, Ewing’s sarcoma, sarcoma and colon cancer.  Based on our First Human Study, where 30 subjects had failed or refused possible available therapies and were estimated by treating physicians to have three-to-six months to live, median overall survival (“OS”) with SM-88 monotherapy was 25.7 months and median progression-free survival (“PFS”) was 14.7 months.

To date, SM-88 has not been associated with any drug-related serious adverse events (“SAEs”), and SM-88 patients have experienced relatively few grade 1 or 2 adverse events (“AEs”). We believe that SM-88 may be appropriate for a wide range of cancers prior to the end-stage setting, based on preliminary data from our First Human Study and Compassionate Use Patients that indicate SM-88’s broad applicability and relatively low toxicity.  The Company has an ongoing Phase II trial in biochemically-recurrent localized prostate cancer to evaluate earlier-stage effectiveness.  Preliminary in-progress data from this Phase II trial presented at the June 2017 American Society of Clinical Oncology annual meeting (“ASCO 2017”) indicated SM-88’s potential effectiveness as prostate cancer maintenance therapy without significant toxicity and without quality-of-life altering characteristics.

We believe, based on SM-88’s mechanism of action (described below) and proof-of-concept study data, that our lead candidate may ultimately improve overall response rates, clinical outcomes and survival rates in cancer patients. Based on its proposed mechanism of action and the factors described below, SM-88 may prove particularly beneficial to cancer patients who have relapsed following traditional cancer therapies or cancer patients and clinicians who seek an effective, low toxicity treatment option between an observation strategy and toxic treatment options.

Tyme’s Mechanism of Action and Platform Overview

We believe SM-88’s mechanism of action (“MOA”) can be broadly effective across different cancer types because it has a unique composition that is designed to selectively invade a cancer cell, weaken a cancer cell’s defenses, and expose a cancer cell’s microenvironment to oxidative stress and host immune system defenses, regardless of a tumor’s origin.  SM-88, including our proprietary tyrosine derivative compound, is designed to be selective to tumors with minimal impact on normal healthy cells.  We believe our research, as well as independent studies, suggest that cancer cells have a high affinity for tyrosine, especially in a glucose-deprived or cellular ketosis state, while normal cells have less affinity to tyrosine and do not significantly use tyrosine as a metabolite.

Our product development strategy is based on using “biological circuits” to selectively destroy tumor cells with minimal toxicity.  In this regard, the term biological circuit is meant to describe a cascading process of cellular function when a cancer cell is in its natural state. SM-88 is designed to increase the “current” of this circuit and then cause a break at a critical juncture to induce a catastrophic collapse of the cancer cell. We believe this can be a highly effective strategy against cancer since all cancers have an altered glycolytic metabolism, known as the Warburg Effect, involving glucose breakdown.  SM-88 is designed as a therapeutic treatment to utilize a cancer cell’s glycolytic process and create a potential universal entry point for producing cancer cell death through oxidative stress and the body’s immune system defenses.

The following diagram describes our proposed MOA for SM-88 – a biological circuit that uses metabolism to break down a tumor’s defense to apoptosis-causing oxidative stress.

The backbone component of SM-88 is a proprietary dysfunctional tyrosine derivative.  Tyrosine is a non-essential amino acid that has a high affinity with cancer cells, but has minimal uptake by healthy cells.  The tyrosine derivative used in SM-88 is designed to interact with the cancer cell as if it were a functional tyrosine but, after uptake, cause any cellular process using the tyrosine derivative, such as protein synthesis, to fail.

One of the critical proteins in cancer that uses tyrosine as an important building block is mucin.  Mucin acts as a protective layer around the cancer cell that defends the tumor from external elements, such as the host immune system, and also helps maintain a stable balance inside of the cancer cells.  Cancers have an internal microenvironment that would be toxic to healthy cells and we believe that mucins help keep the microenvironment in a state of balance.  SM-88 is intended to disrupt the cancer cell’s unique microenvironment following uptake of our tyrosine derivative.

We believe that when the cancer cell attempts to use the dysfunctional tyrosine derivative for protein synthesis to create mucin, the process fails and the mucin layer begins to deteriorate.  Without a stable protective coating from mucin, tumor cells become exposed to the host immune system as well as internal toxicity.  This can result in a heightened state of oxidative stress, when the number of free-radicals, or reactive oxygen species (“ROS”), increases to a dangerous level.  ROS can cause catastrophic cancer cell damage, leading to apoptosis, by pulling electrons from otherwise stable molecules, such as DNA or proteins.

We believe the effectiveness of our tyrosine derivative in effecting cancer cell death is substantially enhanced by combining it with small doses of three repurposed agents that may increase the uptake of the tyrosine derivative and enhance oxidative stress against the tumor cells.

One repurposed agent, sirolimus, is administered with the intent to increase the rate at which a cell exhausts its supply of glucose and, as a result, must use amino acids and lipids for metabolism.  We believe that by decreasing glucose supply with sirolimus, cancer cells will more quickly exhaust their glucose supply and begin pulling in preferred amino acids, such as tyrosine.  Because it is estimated that cancer cells utilize glucose at less than 1/15th the efficiency of normal cells, cancer cells are expected to deplete their glucose far more rapidly than normal cells, causing a dramatic increase in tyrosine uptake, including SM-88’s tyrosine derivative.

The other two repurposed agents, methoxsalen and phenytoin, are administered to increase the oxidative stress on cancer cells.  We believe that phenytoin can stimulate the production of reactive lipid species and increase the overall level of oxidation surrounding a cancer cell.  We believe that methoxsalen can promote an electron transfer process and enhance the effect of ROS and the ability to catalyze oxygen into the cancer cell, which produces cell death within the cancer cell microenvironment.

All three of these repurposed agents are administered at doses that are approximately 25% or less than their recommended therapeutic dosing levels.  We believe that small doses of these repurposed agents should have too little of an effect to cause disruption of normal cellular function, but in combination should meaningfully increase the effectiveness of SM-88 therapy against cancer.

By using SM-88 to disrupt cancer’s metabolic circuit, our intention is to create a therapy that is:

•	Broadly effective across different cancer types – Since all cancers use the same metabolic process, they also have the same potential entry point for therapy, regardless of origin;

•

Highly specific to cancer – As supported by recent advances in radiographic imaging that use tyrosine to selectively image cancer cells, cancer has a high affinity for tyrosine while normal cells have minimal uptake;

•	Relatively non-toxic – Studies in relatively healthy individuals have not shown significant side effects;

•

An effective treatment for patients who have failed other therapeutic options – Due to its a novel MOA and low toxicity profile, we believe SM-88 can be an effective alternative to existing standard of care treatments that have failed and many previous therapies should not produce enhanced resistance to SM-88;

•

Suitable for monotherapy or combination therapy – Although most of Tyme’s clinical and compassionate use experience has been in monotherapy, SM-88’s differentiated MOA and safety profile could allow it to be effective in combination with other cancer therapeutics; and

•

Less likely to create cancer resistance – By taking advantage of cancer’s natural state rather than trying to target specific mutations, cancer may have less ability to find alternate pathways to function.

We intend to develop other products for oncology using our biological circuit approach, both by means of alternate delivery platforms as well as alternate product compositions.  SM-88 is intended in general, as an oral therapy that is broadly applicable to cancers; however, alternate routes of delivery may be more appropriate for certain patients or cancers.  For example, our First Human Study patients were administered with small SM-88 subcutaneous doses in combination with an oral SM-88 dose.  In addition, treating physicians for SM-88 Compassionate Use Patients had discretion over bedside administration of SM-88, and we believe that a significant number of these patients received SM-88 by subcutaneous and/or oral delivery. Given the potential need for alternative administration of patient doses, we have developed an injectable formulation that, for example, may be beneficial for patients with a compromised digestive system and who are not able to absorb the oral formulation.  We also have other alternative formulations, such as topical, transdermal and nasal, at various stages of development that we believe could provide an effective alternative therapeutic effect for certain forms of cancer, including, for example, breast cancer and glioblastoma.  In addition, we plan to advance novel products under development that are intended to either improve on the effectiveness seen in SM-88 or be used in combination with other cancer therapies.

The SM-88 First Human Study and Compassionate Use Patients Background; Our Phase II Clinical Trial Program Objectives

We have focused our research and development efforts on a proprietary platform technology, for which we retain global IP and commercial rights, for use in creating drugs to treat the unmet medical needs of human oncology patients. This population includes patients with limited life expectancy and scarce therapeutic options, such as those with refractory cancer (i.e., cancer that is unresponsive to treatment with standard therapies), those who are undergoing salvage therapy for metastatic disease or patients who have refused additional toxic therapies. We believe this development strategy directed at this patient population could allow for faster regulatory approval and could require smaller clinical trials, as compared to those indications with more therapeutic options and/or larger patient populations.

Our completed past programs and our on-going clinical initiatives have been focused on use of SM-88 in variable treatment settings, as summarized below and in the following sections:

•

Our First Human Study began as an IRB-approved protocol initially designed as a three-month safety study of SM-88 in 30 end-stage metastatic cancer patients. This study, which commenced without our submission concerning, or receipt of, United States Food and Drug Administration (the “FDA”) approval of an investigational new drug application (“IND”), was continued under IRB supervision over multiple years given the clinical benefit experienced by a large portion of these patients who were treated with SM-88.

•

In addition to the First Human Study, 76 Compassionate Use Patients who had failed-or-refused possible available treatments were treated with SM-88 through IRB-reviewed compassionate use. Some of these patients had been treated for over four years, demonstrating complete and partial responses across a multitude of cancer types.  We intend to publish additional data on Compassionate Use Patients through peer-reviewed publications and medical conferences during the course of 2017 and 2018.

•

We are currently enrolling an open-label Phase II trial in localized prostate cancer for biomarker-recurrent maintenance therapy.  We expect to complete enrollment by year-end 2017 with a seven-month treatment and follow-up period.  Preliminary data from this trial was presented at ASCO 2017 and additional data may be presented prior to final completion.

•

We intend to initiate a Phase II pancreatic cancer trial by the first quarter of calendar 2018.  The trial is expected to be focused on refractory subjects who have failed or refused possible available treatment options.  Data on 11 refractory pancreatic cancer subjects treated in either our First Human Study or as Compassionate Use Patients were reported at ASCO 2017, showing clinical benefit as follows: complete response (n=1/11), partial response (n=2/11) or stable disease (n=8/11).  Some of these patients demonstrated duration of response for over a year.  We believe SM-88 could be a viable treatment for this usually terminal disease and it is also our intention to seek breakthrough therapy designation in this treatment population, as appropriate.

•

We intend to initiate additional trials in other treatment populations as resources are available.  SM-88 has shown efficacy in 13 different cancer types, and our current priorities for additional trials include lung, breast, bone and brain cancers.

Our First Human Study

Our First Human Study, we believe, demonstrated that SM-88 was well-tolerated and showed preliminary activity across a number of different cancer types in terms of tumor regression, biomarker improvement, and overall survival.  The 30-subject study was initially designed for a three-month period to determine safety of SM-88 in the end-stage treatment setting.  When multiple patients showed “Clinical Benefit” (consisting of complete response, partial response or stable disease), treatment was continued for some patients for multiple years.  This study was conducted under IRB supervision without FDA approval of an IND.  Summary results of the study are shown below:

Summary of Completed First Human Study
Population	30 progressive metastatic cancer subjects that had failed or refused available treatments. Physician estimated survival of 3-6 months
Treatment	Monotherapy with SM-88 after 60-day wash-out of prior therapy
Results

Overall Survival: Median of 25.7 months

Progression Free Survival: Median of 14.7 months

-   2.1x longer PFS than penultimate PFS where data was available

90% clinical benefit based on RECIST criteria

-   Complete response (n=2), partial response (n=6), stable disease (n=19)

Safety	No drug-related serious AEs and few grade 1 or 2 AEs

The study commenced in January 2012 as a single-center, monotherapy, open-label, proof-of-concept study conducted under an IRB reviewed protocol.  Enrollment was restricted to 30 metastatic cancer patients who had failed or refused possible available treatments with physician-estimation of three-to-six months survival.  In addition, patients had to have at least a 60-day washout period from any prior therapy before initiating monotherapy with SM-88.  Subjects received one to ten six-week cycles of treatment, each consisting of small-dose subcutaneous plus oral daily administration, five days per week. Metastatic breast cancer was the most common site of origin (n=14), with lung (n=5), pancreatic (n=3) and seven other cancer types also enrolling.

Based on Response Evaluation Criteria In Solid Tumors 1.1 (“RECIST”) radiographic criteria assessed by two independent reviewers, median progression free survival was 15 months with 90% of subjects (27/30) showing Clinical Benefit, including complete response (n=2), partial response (n=6) or stable disease (n=19).  We believe that stable disease is an important clinical outcome in this patient population setting since all subjects were enrolled with progressive disease and had a short period of estimated survival.  Median overall survival was 25.7 months in comparison to physician expectation of three-to-six month survival at the initiation of therapy.

In evaluating SM-88’s safety, improvements were noted at the end of cycle one for patients: in Eastern Cooperative Oncology Group Performance Status (“ECOG PS”) (83.3% of patients) and statistically significant changes in European Organization for Research and Treatment of Cancer Quality of Life (“EORTC QoL”) scores, including global health status/QoL, physical functioning, role functioning, emotional functioning, cognitive functioning, social functioning, fatigue, pain and insomnia. SM-88 was well tolerated, and drug-related AEs in cycle one were mild to moderate and self-limiting, with no therapy required. Most AEs occurred within the first cycle of treatment, with the exception of hyperpigmentation, which eventually occurred in all subjects.

More complete First Human Study data is included in the “Prior Studies” section below.

Compassionate Use Patients

As of March 31, 2017, SM-88 has been used with 76 patients as part of a compassionate use program under IRB oversight. This treatment regimen was initiated in 2012 using a protocol similar to the First Human Study protocol initiated in January 2012, with the largest difference relating to the initiation of SM-88 to the advanced-stage Compassionate Use Patients without any 60-day washout period from prior therapy. Nearly all the Compassionate Use Patients enrolled had metastatic disease, had failed or refused possible available therapies and were treated with SM-88 in monotherapy. We were generally able to receive regularly detailed information on the treatment of Compassionate Use Patients; however, their treatment is not part of a clinical trial under our control and there can be variations in the treatment administration, as the treating physicians deem appropriate.

We have presented limited initial data at ASCO 2017 or previously, and we intend to continue releasing Compassionate Use Patients data in peer-reviewed publications and conferences over the next 18 months.

In early 2016, we performed a retrospective analysis on the first 53 (of the 76) Compassionate Use Patients that had received treatment, which was later updated to 57 patients, including three additional pancreatic patients. These patients had their scans reviewed by two independent radiologists to determine Clinical Benefit, and 79% of these patients were deemed to have experienced Clinical Benefit, including eight complete responses, 19 partial responses and 18 stable disease designations.  The safety profile of these subjects was evaluated with no drug-related SAEs reported and few grade one or two AEs attributed to SM-88 treatment.

More complete data is included in the “Prior Studies” section below.

Our Currently Enrolling Phase Ib/II Prostate Clinical Trial Design and Objectives

On June 13, 2016, we announced that we began recruiting for a Phase Ib/II clinical trial, using our proprietary compound, SM-88, to treat prostate cancer. Unlike traditional chemotherapy, SM-88 is designed to target only active cancer calls. The trial is designed, among other things, to confirm SM-88’s earlier reported activity in reducing the prostate-specific antigen (“PSA”) without causing the medical castration-like effects often experienced with a current standard of care treatment, androgen deprivation therapy (“ADT”).

Our Phase Ib/II prostate cancer trial is treating an earlier stage patient population than failed-or-refused patient population targeted in SM-88’s First Human Study and Compassionate Use Patients.  All subjects in our Phase Ib/II trial (1) had prostate cancer and achieved remission with previous therapy, (2) had subsequently experienced recurrence at enrollment biochemically with circulating tumor cells (“CTCs”) or PSA, and (3) have not yet progressed to radiographically visible lesions.  Subjects enrolling in our trial would be generally otherwise put on ADT therapy, inducing a chemical castration, or other more toxic therapies.  By treating this patient population with SM-88 monotherapy, we hope to show:

1.	Ability to prevent disease progression without chemically reducing testosterone

2.	Ability to maintain quality-of-life

3.	Reduction or elimination of CTCs, which we believe are a component in developing metastatic cancer

4.	SM-88’s minimal side effect profile in a relatively healthy patient population.

Initial Phase Ib data showed non-detectable or declining circulating tumor cells (or CTCs) in all evaluable subjects, with no drug-related SAEs.  This trial progressed from Phase Ib to Phase II following the initial dose escalation phase.  The first subject enrolled received the lowest dose (230mg of tyrosine derivative) and experienced therapeutic benefit with no significant side effects.  As a result, the dose was doubled to twice daily dosing with 230 mg of tyrosine derivative in the next three subjects.  All three of these subjects also experienced therapeutic benefit with no significant side effects.  The twice daily 230 mg dose was then taken into the Phase II trial, where we have initiated enrollment and intend to complete enrollment at 30 subjects.

Endpoints of our Phase II prostate study include:

•	Prevention of radiographically-detectable lesions (i.e. maintained rPFS)

•	Reduction in circulating tumor cells

•	Safety and patient reported outcomes

•	PSA-doubling time (PCWG3 definition)

•	Relevant biomarkers.

We presented initial data from the Phase Ib/II trial at ASCO 2017.  The following table summarizes our preliminary data in patients (n=8) that had been on treatment long enough for evaluation.

Summary of Ongoing Phase Ib/II Trial in Biomarker Recurrent Prostate Cancer
Endpoint	Evaluable subject response
CTC count undetectable or significantly improved	87.5%
Radiographic progression free survival (rPFS)	100%
Need for subsequent toxic therapy	None
PSA doubling stable or improved	All subjects
Patient reported outcomes (PROs) improved or stable	All subjects

While this represents encouraging initial data, there can be no guarantee that future results in the trial will be similar or that the overall trial will be successful in achieving its stated goals.

Planned Phase II Trial for Pancreatic Cancer

At ASCO 2017, we presented a retrospective review of 11 late-stage pancreatic cancer patients who were treated in our First Human Study or as Compassionate Use Patients, each of whom had failed or refused other available therapies. Clinical Benefit was documented for all subjects. Overall reduction in tumor size was seen in 27.3% (3/11) of patients, including one complete response (“CR”) with progression free survival (or PFS) of at least six months duration, and two partial responses with one known PFS of 15 weeks. 72.7% (8/11) of patients had stable disease ranging from six-61 weeks.  Two subjects who were listed as stable disease had an overall survival of 43.2 and 23.3 months, with no further treatment. All 11 subjects had quality-of-life benefits, including 1-3 points improvement in Eastern Cooperative Oncology Group Performance Status (“ECOG PS”); 1-5 point mean improvement on EORTC questionnaire (scale 1-7); weight gain (1-5 lbs.); and reduction in pain levels (1-9 points/10 scale) with cessation of all analgesics by the end of cycle 1 (six weeks) in 36% of subjects (4/11).

Pancreatic cancer is one of the deadliest major cancers, with a one-year survival rate of 20% at diagnosis according to the American Cancer Society.  The poor prognosis is partially due to more than 80% of cases being metastatic at the time of diagnosis.  In the refractory setting, such as the setting where all 11 of the noted SM-88 patients were treated, survival is often only a few months and clinical response rates are very low.  Because of our encouraging initial results described above and the dire state of the disease, we are preparing to initiate a Phase II trial in refractory pancreatic cancer patients by first quarter 2018.

Other Clinical Plans

We intend to focus expanding clinical activities as a next priority to certain failed-and-refused end-stage cancer patient populations.  We believe this strategy combines our objectives to address substantial unmet need with a more clear and rapid regulatory pathway.  We believe lung, breast, bone and brain cancers may be appropriate additional indications given the demonstrated effect of SM-88 on these cancer types in our First Human Study and Compassionate Use Patients.  We intend to initiate additional Phase II studies in these or other cancers as resources become available.

Our Strengths

We believe we can become a leader in developing cancer therapies with our platform technology for the following reasons:

•	We are using low-toxicity combination therapies to disrupt cancer’s normal metabolic reaction in order to cause tumor cell death;

•	Our lead drug candidate, SM-88, is believed to be a first-in-class metabolic-oxidative cancer therapy;

•

SM-88 has demonstrated its potential as an effective and selective combination drug product treatment, with encouraging antitumor activity that has not, to date, shown significant toxic side effects at current therapeutic dose levels;

•

We have a technology base and patent portfolio supporting SM-88 and have filed patents for additional drug candidates to provide a pipeline of oncology drug development programs based on our technology platform; and

•	We currently retain all commercial rights for SM-88 and have undertaken an extensive multinational patent effort to protect those rights.

Our Strategy

Our goal is to develop and commercialize metabolically-targeted cancer therapies aimed at improving and extending lives. Key elements of our strategy to achieve this goal are:

•	Successfully advance SM-88 through clinical development, including registration trials and commercial launch. We intend to pursue a worldwide development and commercialization plan for SM-88.

•

Continue to invest in our technology platform and IP portfolio to further build our pipeline. We plan to expand our R&D efforts to encompass multiple indications and products within the oncology field.  We have undertaken additional early development programs for improved formulations of SM-88 as well as wholly new compounds.

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

If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase II, Phase III trials are initiated to obtain additional information about clinical efficacy and safety in a larger number of subjects, typically at geographically dispersed clinical trial sites. Phase III clinical trials are intended to establish data sufficient to demonstrate substantial evidence of the efficacy and safety of the product to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. Trials conducted outside of the U.S. under similar, GCP-compliant conditions in accordance with local applicable laws may also be acceptable to the FDA in support of product approval.

Prior Studies

Our First Human Study

We completed in 2014 a 30-patient, single-center, open-label, First Human Study using SM-88 for the treatment of advanced metastatic cancer. The purpose of our proof-of-concept study was to determine the safety, tolerability and efficacy of SM-88 in subjects with advanced metastatic cancer. The goals of the study were to:

•	Assess Progression-Free Survival (or PFS) in patients treated with SM-88;

•	Assess secondary measures of efficacy including Objective Response Rate (“ORR”), Duration of Response (“DR”) and overall survival (or OS);

•	Evaluate safety and tolerability of SM-88; and

•	Explore Patient Reported Outcomes, including health-related Quality-of-Life (“QoL”) and disease/treatment-related symptoms.

Between January and December 2012, 30 subjects with stage IV cancer and distant metastasis, including bone and central nervous system involvement, enrolled and were included in the trial. The patient population was comprised of patients who refused or failed other available anticancer treatments. Of the 30 patients, 16 patients had had prior surgery, 10 had had prior radiation therapy and 20 had had prior chemotherapy, including six patients with three or more prior regimens, four patients with two prior regimens and 10 patients with one prior regimen. Cancer types, subjects and RECIST results are presented below.

Best Overall Response Data from First Human Study

Using best overall response criteria, the following data was derived from the patients who participated in our First Human Study.

Abbreviations: CR = complete response; PR = partial response; SD = stable disease; PD = progressive disease.  Clinical Benefit = CR & PR & SD.

Penultimate PFS Data from First Human Study

Many patients experienced an extended duration of response (or DOR) with median progression free survival (“PFS”) of 14.7 months.  In order to provide a comparison to evaluate subject PFS, the following chart shows the subjects’ PFS on the therapy where available (n=23) just prior to initiation of SM-88, which is known as penultimate PFS.  Certain subjects in the First Human Study (24/30) were censored in the PFS analysis, meaning that their data collection was stopped due to the conclusion of the study or loss of contact.  Penultimate PFS for certain of these censored subjects is based on the date of the last radiological analysis for the subject and they are shown in green below.  Subjects that had progression events (3/23) are shown in dark blue and subjects that died without cancer progression (5/23) are shown in light blue.  Including all three subject groups, the PFS on SM-88 monotherapy was more than twice as long as the penultimate PFS.

Subgroup Analysis Where Penultimate PFS Available (n = 23)

First Human Study Overall Survival Data

Median overall survival for subjects in the First Human Study was 25.7 months, as shown in the chart below

Selected Efficacy Examples from First Human Study

SM-88 has achieved relatively long durations of survival for the following difficult cancers:

(1)  Prior therapy abbreviations: S – Surgery, C – Chemo, R – Radiation, H – Hormone therapy, N – No previous therapy.

(2)  As of most recent available data.

Dosing, Adverse Events, and Patient Improvement Detail

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

Subjects experienced improvements in ECOG PS, EORTC QoL questionnaire and self-reported pain scores during Cycle 1. A measurable improvement in self-reported pain was seen in all subjects and most subjects reported an improved ECOG PS, as described below. As shown in the pain score table below for all treated subjects, at the end of Cycle 1, an additional eight subjects no longer experienced pain after treatment with SM-88.

We believe that SM-88 is a promising treatment for advanced metastatic cancer. It was well-tolerated among 30 subjects with a variety of cancers in our proof-of-concept clinical trial. We believe that SM-88 is not only unique, but thus far has shown no significant adverse side effects except for cutaneous hyperpigmentation.

We believe that the results of this study indicate that SM-88 holds promise as a successful monotherapy and likely has utility in combinations with both cytotoxic and current immunotherapies. We further believe that the magnitude of the positive clinical response in this end-stage cancer population, as well as the amelioration of disease-related symptoms, an increase in performance status and QoL, provides a solid rationale for further development of SM-88 as a potential cancer treatment.

Compassionate Use Patients

In addition to the 30-subject First Human Study, 76 individuals have been treated as Compassionate Use Patients.  The first 53 of which were analyzed in a retrospective study in early 2016, with an additional four patients analyzed as a part of a 2017 retrospective pancreatic cancer analysis.  RECIST response data from these 57 Patients included eight CRs and 19 PRs, as summarized below:

Summary of RECIST Complete and Partial Responses from 57 Compassionate Use Patients
Primary Disease Origin	Complete Response	Partial Response
Prostate Cancer	2	1
Lymphoma	2	0
Breast Cancer	1	4
Pancreatic Cancer	1	2
Sarcoma	1	2
Tonsil Squamous Cell Carcinoma	1	0
Glioma	0	5
Ovarian Cancer	0	3
Bile Duct Cancer	0	1
Colon Cancer	0	1
Total	8/57 (14%)	19/57 (33%)

Our Ongoing and Planned Phase II Clinical Trials

On September 21, 2015, we submitted a SM-88 IND to the FDA for advanced metastatic breast cancer patients.  On October 23, 2015, the FDA accepted the IND and authorized the breast trial to proceed (the “Anticipated Breast Trial”), including a pharmacokinetic (“PK”) study of the four components of SM-88.   We subsequently determined to advance, instead of the Anticipated Breast Trial, a Phase Ib/II trial for prostate cancer patients and submitted this prostate protocol to the FDA on April 15, 2016 using the IND number assigned to the Anticipated Breast Trial.  Subsequent to this, we received comments from the FDA on May 12, 2016, responded on May 17, 2016, received additional comments from the FDA on May 31, 2016, and responded on June 3, 2016.  We submitted the final protocol to the FDA on June 10, 2016 and received no further comments.  Pursuant to 21 CFR 312.40, the IND for prostate went into effect 30 days after submission of the final protocol.

Tyme subsequently initiated  a Phase Ib/II trial in patients with recurrent, non-metastatic prostate cancer and reported initial data at ASCO 2017.  Phase Ib was the dose ranging portion of the trial.   After the first subject experienced therapeutic benefit, as measured by a decline of circulating tumor cells to an undetectable level within the first two months, and did not exhibit material side effects, a second cohort was launched that doubled the dose of Tyme’s proprietary tyrosine derivative (the other repurposed agents maintained the same dosage). The next three subjects also demonstrated therapeutic benefit, as measured by CTCs, without material side effects. At this point, the Phase II portion of the trial was initiated and the first patient was enrolled in February 2017.  Targeted enrollment for the Phase II portion is 30 subjects.

In addition, we are planning to launch a Phase II trial in refractory pancreatic cancer by first calendar quarter 2018.  As described above and presented at ASCO 2017, we believe there is compelling evidence of efficacy for SM-88 monotherapy in pancreatic cancer as well as a substantial market need for any improved therapy.  We have partnered with a large, international contract research organization (“CRO”) to oversee the trial’s launch and management. We have also recently hired a Clinical Operations Officer with over 15 years’ experience in managing oncology trials while at Quintiles and Eli Lilly.  We are currently evaluating clinical trial sites and intend to open more than 30 sites across North America as a part of the trial.

Further, we are in various levels of discussion with cancer treatment centers and physicians for potential clinical trials in lung, breast, bone and brain cancers, although there can be no guarantee that we will pursue trials in these areas.

Pursuing FDA Fast Track Program/Breakthrough Status

The FDA’s Fast Track program, a provision of the FDA Modernization Act of 1997, is designed to facilitate interactions between a sponsoring company and the FDA before and during submission of a NDA for an investigational agent that, alone or in combination with one or more other drugs, is intended to treat a serious or life-threatening disease or condition and which demonstrates the potential to address an unmet medical need for that disease or condition. Under the Fast Track program, the FDA may consider reviewing portions of a marketing application before the sponsor submits the complete application if the FDA determines, after a preliminary evaluation of the clinical data, that a fast track product may be effective. A Fast Track designation provides the opportunity for more frequent interactions with the FDA and a fast track product could be eligible for priority review if supported by clinical data at the time of submission of the NDA. We intend to engage the FDA in future discussions concerning SM-88 qualification for FDA Fast Track designation, particularly in pancreatic cancer. However, there can be no assurance that such designation will be granted.

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

Target Markets

Cancer

Cancer is a group of diseases characterized by uncontrolled growth and spread of abnormal cells.  In January 2017, the American Cancer Society projected that there will be an estimated 1,688,780 new cancer cases diagnosed and 600,920 cancer deaths in the United States in 2017.  Current treatments for cancer include surgery, radiation therapy, chemotherapy, hormone therapy, targeted therapy and immunotherapy.  The IMS Institute for Healthcare Informatics reported in 2016 that total global spending on oncology medicines, including therapeutic treatments and supportive care, reached the $107 billion threshold in 2015.

Cancer is often referred to by Stage, ranging from I to IV, which indicates the size and location of tumors.  Stages I, II and III are various sizes of localized tumors, meaning that they have not spread beyond the organ or area of origin, with Stage III indicating the largest tumors.  Stage IV is metastatic cancer, meaning that tumors have been identified beyond the original location of the cancer.  Stage IV typically has the poorest treatment outcomes since the cancer has aggressively spread within the patient.  For example, the American Cancer Society estimates that patients diagnosed with Stage Ia pancreatic cancer has a five-year survival rate of approximately 14% in comparison to approximately 1% for patients diagnosed with Stage IV pancreatic cancer.

Many marketed products and product candidates for treating cancer patients are cytotoxic chemotherapies that exert their anti-tumor effect on cancer generally through nonspecific damage to cellular components with the goal of causing cancer cell malfunction and cell death.  Other products and product candidates alter cell metabolism or internal repair mechanisms leading to the demise of the cancer cell.  More recently, targeted anti-cancer agents have been designed by scientists to inhibit the action of specific molecules within cancer cells that are driving the aberrant growth responsible for tumor development.

All of these approaches may be associated with various side effects experienced by cancer patients that result from the treatments having an adverse impact on normal functioning cells and organ systems.  Some of the more common side effects of cancer therapy include nausea, vomiting or emesis, infections, fatigue and diarrhea.  Of common therapies, cytotoxic chemotherapies often have the most extensive side effect profiles given their effect on both healthy and cancer cells. Targeted therapies are usually designed to have fewer toxicities than cytotoxic chemotherapies, although drug-related cancer therapies commonly have some level of side effects.

Treatment centers (such as hospitals and community cancer centers) and the healthcare professionals who treat cancer patients (physicians, nurse practitioners, physician assistants, nurses and pharmacists) utilize various combinations of medical procedures, cancer therapeutics and supportive care products to extend and improve the quality of life of these patients.  The most common methods of treating patients with cancer, including surgery, radiation and drug therapy, can be used as a standalone treatment or in combination at the discretion of the physician depending on type and stage of disease.  In more advanced cancers, especially when initial therapies have failed and more toxic therapies would be required, treatment may be modified or reduced to balance aggressiveness of drug therapy with quality-of-life for the cancer patient.

Revenue/Payment Structure within the Healthcare Industry

Pharmaceutical Coverage, Pricing and Reimbursement

In the U.S. and other countries, the level of sales of any product for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers, including government health administrative authorities, managed care providers, private health insurers and other organizations. Increasingly, third-party payers examine the medical necessity and cost effectiveness of medical products and services, in addition to their safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Third-party reimbursement is necessary to adequately realize an appropriate return on our investment in research and product development, but may not be available for our products.

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

Competition

Our business strategy is intended to effectively position SM-88 for competition with products manufactured by other companies in the highly fragmented and competitive cancer treatment market.  Our competition comes from other commercial and research enterprises working in the field of cancer research. This includes pharmaceutical and biotechnology companies, academic institutions and government research institutes around the globe.

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

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, development and regulatory plans in addition to proprietary scientific knowledge provide us with certain competitive advantages, we currently have limited financial resources and face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, each of whom has significantly greater financial resources than us. Any drugs that we successfully develop and commercialize will compete with existing therapies and new potential therapies that may become available in the future.

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

Tyme has filed 67 patent applications in the US and abroad, with six U.S. patents issued thus far. The patents encompass SM-88 as well as citing inventions that fight cancer and aid in the creation of novel mechanisms to further that effort. Filed patents include additional metabolic approaches as well as hormonal and fluid transfer techniques. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We have and will continue to seek U.S. and international patent protection for a variety of technologies, including: pharmaceutical compositions, methods for treating diseases of interest, methods for manufacturing the pharmaceutical compositions and research tools and methods. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel products. We will also seek protection, in part, through confidentiality and proprietary information agreements.

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

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drugs are reviewed within 10 months from the date the application is accepted for filing. Although the FDA often meets its user fee performance goals, it can extend these timelines if necessary and its review may not occur on a timely basis at all. The FDA usually refers applications for novel drugs, which present complex questions of safety or efficacy, to an advisory committee - typically a panel that includes clinicians and other experts - for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the drug product unless it verifies that compliance with current good manufacturing practice (“cGMP”) standards is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication(s) being studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional nonclinical or clinical testing or supplemental information in order for the FDA to reconsider the application. If or when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two to six months depending on the type of information that was included. The FDA approval is never guaranteed and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied.

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

In September of 2015, we submitted an IND to the FDA for our SM-88 drug candidate for use in treatment of breast cancer, which we referred to earlier as the Anticipated Breast Trial. In October of 2015, the FDA advised us that it had completed its 30-day safety review of the IND and concluded that we may proceed with our proposed clinical investigation of SM-88 for breast cancer. The FDA further noted that it had certain comments for our consideration, including matters regarding CMC compliance and clinical pharmacology. Among such comments, the FDA requested clarification regarding a clinical batch’s identifiable impurity; notification for monitoring release and stability testing levels; specifications for impurities meeting regulatory guidelines; revisions to a proposed protocol for monitoring plasma concentrations or justification for not making revisions to applicable proposed protocols; and, in the development of SM-88, characterizing single and proportional dosage PK levels, develop valid age analytical methods used to determine concentrations of study drugs and their active metabolite(s), if any, conduct population PK analyses to evaluate intrinsic and extrinsic factors, and explore the exposure/response relationships for measures of effectiveness, toxicity and PD biomarkers. We have taken such comments under advisement. The FDA also requested stability data for the drug substance as soon as it becomes available.

We subsequently determined to advance, instead of the Anticipated Breast Trial, a Phase Ib/II trial for prostate cancer patients and submitted this prostate protocol to the FDA on April 15, 2016 using the IND number assigned to the Anticipated Breast Trial.  Subsequent to this, we received comments from the FDA on May 12, 2016, responded on May 17, 2016, received additional comments from the FDA on May 31, 2016, and responded on June 3, 2016.  We submitted the final protocol to the FDA on June 10, 2016 and received no further comments.  Pursuant to 21 CFR 312.40, the IND for prostate went into effect 30 days after submission of the final protocol. As previously disclosed, Tyme completed the Ib dose ranging portion of the trial and  the Phase II portion of the trial was initiated with the first patient enrolled in February 2017.  Targeted enrollment for the Phase II portion is 30 subjects.

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

Orphan Drug

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition; generally, a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting a NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not necessarily convey any advantage in or shorten the duration of the regulatory review and approval process. The first NDA applicant to receive FDA approval for a product to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for the product for treatment of the specified indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. When appropriate, we intend to hold discussions with the FDA regarding pursuing orphan drug designation for SM-88. There can be no assurance given that such discussions, if commenced, would result in our pursuing orphan drug designation for SM-88 or that, if pursued, the FDA would grant SM-88 an orphan drug designation.

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

•

submission to the relevant competent authorities of a Marketing Authorization Application (“MAA”), which includes the data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product in clinical development and proposed labeling;

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

An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. However, this period may be reduced to six years if at the end of the fifth year it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify continued market exclusivity. Market exclusivity can be revoked only in very selected cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product, demonstration of “clinically relevant superiority” by a similar medicinal product or, after a review by the Committee for Orphan Medicinal Products, requested by a Member State in the fifth year of the marketing exclusivity period (if the designation criteria are believed to no longer apply). Medicinal products designated as orphan drugs are eligible for incentives made available by the EU and by its Member States to support research into and the development and availability of orphan drugs. It is not our current intention to pursue orphan drug designation for SM-88.

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

Manufacturing

We do not own or operate, and currently have no near-term plans to establish, any manufacturing facilities. We currently rely on and expect to continue to rely on, third party contract manufacturers for supplies of SM-88 for preclinical and clinical testing, as well as for the initial commercial manufacture of any products that we may market following regulatory approval.

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

Our current intention is that, during the course of the IND program through the End-of-Phase II (“EOP2”), we will conduct the manufacturing, CMC and GMP programs towards commercial manufacturing. The overall manufacturing program includes, but is not limited to, the development of product and process specifications, producing and validating standards and the development of suitable analytical methods for test and release, as well as stability testing. Before and during the use of contract manufacturers, we (or qualified designee) will conduct audits to ensure compliance with the mutually agreed process descriptions and cGMP regulations. Our manufacturers themselves must comply with their in-house quality assurance programs and be available for inspections by regulatory agencies, including the FDA and European drug regulatory agencies. During the development of our drug candidates, we will scale the manufacturing process to a suitable size. Such scaling up involves several steps and may involve modification of the process, in which case modifications to our CMC sections will occur, with continuous submissions to the FDA and EU regulatory authorities.

As we progress through the regulatory approval process, there is a possibility that our intended manufacturing process will undergo modifications, primarily based on initial manufacturing results and data generated during the manufacture of drug substance and product to be used in our clinical trials. Such modifications could cause delays to our obtaining regulatory approval of SM-88, if at all, as well as an increase our research and development and manufacturing costs and could make such product cost prohibitive to our intended end users and their medical insurance providers.

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

Our tyrosine-based component is a derivative product that has been modified by a proprietary process to modify its functionality. This drug substance is being manufactured on an exclusive-basis by a leading, FDA-audited contract manufacturer that has previously manufactured tyrosine-based products on a commercial scale. This manufacturer currently is our sole supplier of this drug substance. To our knowledge, the current manufacturer of this drug substance is the only FDA-approved supplier of this drug. We believe this cGMP contract manufacturer has sufficient capacity to meet our projected needs into the near future and we maintain inventory on hand to meet our immediate clinical needs. In the event of a catastrophic event or if this contract manufacturer is unable to meet our needs, we will need to find an alternative source. This will likely result in delays for the clinical development program. It is not impossible to find a substitute for this supplier in the event that it becomes necessary, but it may be costly in terms of development time. We do not currently have arrangements in place for a redundant supply of the drug substance.

To date, we have, through an FDA-audited contract manufacturer, produced cGMP drug substance for use in our planned clinical trials. In addition, we have produced cGMP clinical trial materials utilizing such drug substance, through a FDA-audited contract manufacturer. Such newly produced drug substance and clinical trial materials are currently undergoing long term regulatory testing. We believe we have produced enough drug substance to create an inventory to meet our immediate needs regarding our planned clinical trials.

For future work involving the drug product, it is anticipated that manufacture process development work will continue, with focus of manufacturing improvements, and scale up. It is anticipated that future manufacturing of clinical trial materials may be required to fill clinical trial needs. Additional tyrosine derivative drug product variations have also been developed for research purposes and some are being validated and tested for clinical purposes.

The remaining three active pharmaceutical ingredients (“APIs”) in SM-88 are available from several contract manufacturers, each holding Drug Master Files at the FDA for their respective API’s. We believe that the loss of or the inability of, any of single source to provide our required ingredients would not have any substantive delaying effect on our research program, clinical trials or future commercial sale of SM-88, as we believe other sources are readily available.

Employees

As of March 31, 2017, we had a total of 9 full-time employees, all located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Of the 9 employees, 5 perform research and development activities and 4 serve in general and administrative functions. Our Chief Executive Officer, Steve Hoffman, is also our Chief Science Officer and, as such, may be considered engaged in R&D activities, for purposes of the immediately preceding sentence, as well as his being categorized as serving in an administrative capacity. Where necessary, we have entered into consulting contracts to provide us with subject matter expertise. We believe there is available a sufficient number of contractors with appropriate subject matter expertise for our current and near-term needs.

Corporate Information

We were reincorporated on September 18, 2014 under the laws of the State of Delaware, after being incorporated in Florida as Global Group Enterprises Corp. on November 22, 2011, as discussed further below under Corporate History; Significant Organizational Events. Our principal executive offices are located at 44 Wall Street – 12th Floor, New York, New York 10005. Our telephone number is 646-205-1603. Our website address is www.tymetechnologiesinc.com.

Corporate History; Significant Organizational Events

Overview

We were originally incorporated in Florida as Global Group Enterprises Corp. on November 22, 2011.  Effective as of September 18, 2014, we reincorporated in the State of Delaware and later engaged in a merger and certain other transactions (described under the sub-captions below). As a result of these events, among other things,

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

Subsequent to this organizational merger, we entered into a merger in 2015, whereby we acquired our current clinical-stage pharmaceutical business.  The effects of such 2015 merger and associated financing transactions are described below under “Merger Agreement.”

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

In accordance with the Merger Agreement, we also completed a split-off transaction whereby we transferred all of our pre-Merger assets and liabilities to a newly formed subsidiary, Global Group Enterprises Corp., a Florida corporation (“Split-Off Subsidiary”), and transferred our entire equity interest in Split-Off Sub to our pre-Merger principal stockholder, who was a founder and former executive officer (the “Split-Off”). The Split-Off was effected in consideration for the surrender to us for cancellation of all of this founder’s 13,000,200 shares of our Common Stock.  For further details, see “Split-Off Transaction” below.  As a result of the consummation of the Merger and Split-Off Transaction, our sole business became the business of Tyme, a research and development company focused on developing drug candidates for the treatment of cancer in humans.

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

The Merger Agreement contained representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties under the Merger Agreement are subject to indemnification provisions. Each of the Pre-Merger Tyme Stockholders initially received in the Merger 95% of the shares to which each such stockholder was entitled under the terms of the Merger Agreement, with the remaining 5% of such shares being held in escrow for two years to satisfy post-closing claims for indemnification by the Company (“Indemnity Shares”), pursuant to an Indemnification Shares Escrow Agreement.  As the Company and the indemnification representative are aware of no post-closing claims during the two-year period, a joint instruction was sent on April 7, 2017 asking for the release of the Indemnity Shares. The Company expects all of the Indemnity Shares to be distributed to the Pre-Merger Tyme Stockholders on a pro rata basis in June of 2017. The Merger Agreement also contained a provision providing for a post-Merger share issuance, as a means for which claims for indemnity may be made by the Pre-Merger Tyme Stockholders. Pursuant to this provision, up to one million additional shares (“R&W Shares”) of our Common Stock may be issued to the Pre-Merger Tyme Stockholders during the one-year period following the Merger for breaches of representations and warranties of the pre-Merger Company contained in the Merger Agreement. The foregoing mechanisms are the exclusive remedies of the Company on the one hand and the Pre-Merger Tyme Stockholders on the other hand for satisfying indemnification claims under the Merger Agreement, other than claims based on fraud or willful misconduct.

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

We and the Pre-Merger Tyme Stockholders entered into additional agreements concerning the registration or sale of shares of our Common Stock, in certain circumstances, the terms of which have expired prior to March 31, 2017.

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

Upon the closing of the Merger and the private placement offering (the “PPO”) (described below), the outstanding principal amount of the Bridge Note was automatically converted into 2.31 million shares (the “Conversion Shares”) of our Common Stock, at a rate of one share for every $1.00 of Bridge Note principal then outstanding. The security interest and pledges terminated upon conversion of the Bridge Note.

All descriptions of the Bridge Note original and as amended and restated, herein are qualified in their entireties by reference to the texts thereof incorporated by reference herein and listed as exhibits hereto.

The PPO

Concurrently with the closing of the Merger and in contemplation of the Merger, we held a closing of a PPO in which we sold 2.716 million shares of our Common Stock at a purchase price of $2.50 per share for gross proceeds of $6.79 million. Only $4.29 million of such gross proceeds was paid in cash. The remaining $2.5 million was paid by the delivery to us of a 90-day, limited recourse promissory note in the principal amount of $2.5 million (the “PPO Note”). The PPO Note was secured by an escrow of five million shares of our Common Stock, pursuant to a Subscription Note Shares Escrow Agreement among us, the purchaser in the PPO and an escrow agent (the “PPO Note Escrow Agreement”).

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

The PPO investor and the Bridge Note purchaser who received the Conversion Shares upon the automatic conversion of the Bridge Note, which occurred simultaneous with the closing of the PPO, were granted, pursuant to the subscription agreement for the PPO and pursuant to the Bridge Note, anti-dilution protection on the shares purchased in the PPO and the Conversion Shares (as the case may be) such that, if within two years after the closing of the Merger, our Company issues additional shares of our Common Stock or Common Stock equivalents (subject to customary exceptions, including but not limited to Exempt Securities (defined below)) for a consideration per share less than $0.50 (the “Lower Price”), the PPO investor and former Bridge Note holder would be entitled to receive from the Company additional shares of our Common Stock (the “Lower Price Shares”) in an amount such that, when added to the number of shares initially purchased by such investor or received upon conversion of the Bridge Note, will equal the number of shares that such investor’s PPO subscription amount would have purchased or the Bridge Note holder would have received upon conversion of the Bridge Note at the Lower Price, respectively. “Exempt Securities” include: (a) options and other equity awards issued under our 2015 Equity Incentive Plan (as discussed below); (b) shares of our Common Stock, options or convertible securities issued pursuant to or in conjunction with a joint venture, development, technology license or similar type of collaboration or strategic partnership agreement; (c) shares issued in the Merger and (d) securities issued to financial institutions, institutional investors or lessors in connection with credit arrangements, equipment financings, lease arrangements or similarly transaction (in each case, subject to a maximum number equal to 10% of the number of shares of our Common Stock outstanding at the time of issuance); provided, however, no such issuance shall include any type of anti-dilutive “death spiral” provision.  The anti-dilution rights described above have expired in March 2017.

The PPO was exempt from registration under Section 4(a)(2) of the Securities Act. The sole investor in the PPO was GEM Global Yield Fund LLC SCS, a “société en commaudite simple” formed under the laws of Luxembourg (“GEM”). The Bridge Note investor designated GEM as the party to receive the Conversion Shares. GEM was a principal stockholder of our pre-Merger company, and the purchaser of the Bridge Note is the manager of GEM.

The closing of the PPO and the closing of the Merger were conditioned upon each other.

All descriptions herein of the subscription agreement for the PPO, PPO Note and PPO Note Escrow Agreement are qualified in their entireties by reference to the texts thereof incorporated by reference herein and listed as exhibits hereto.

Adjustment Shares Escrow Agreement

The Merger Agreement provided that, in the event we raise additional capital in a public or private offering (in one or more closings) for gross proceeds of at least $20 million (a “Qualified Offering”), based on a pre-money valuation of our Company of at least $200 million, within five months of the earlier of the (i) date on which the PPO Note has been fully satisfied and (ii) PPO Note Maturity Date, subject to certain conditions (the “Qualified Offering Trigger Termination Date”), we will issue to the holders of record of our Common Stock as of the Closing Date (the “Pre-Merger Company Stockholders”), pro rata, 1,333,333 additional restricted shares of our Common Stock (the “Qualified Offering Shares”).

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

The Pre-Merger Company Stockholders placed into escrow, (the “Adjustment Shares Escrow Agreement”), 3.5 million shares of our Common Stock (the “Adjustment Shares”) to secure such surrender obligations.

We had the sole authority to determine all matters relating to the Qualified Offering, including the subscription price, pre-money valuation and whether or not to accept any subscriber’s subscription offer. No Qualified Offering occurred by the Qualified Offering Trigger Termination Date. The Adjustment Shares were released to the Company on March 1, 2017, subsequent to the initiation of litigation by the Company to compel the escrow agent’s release of the Adjustment Shares.  See Item 3 – “Legal Proceedings.”

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

Risks Related to Our Business and the Development, Regulatory Approval, and Commercialization of Our Drug Candidates.

Our proprietary lead combination drug product, SM-88, is in the early stages of clinical development in two principal areas. We are currently advancing our first Phase II clinical trial for prostate cancer and are finalizing a Phase II clinical trial protocol for pancreatic cancer. Clinical drug development is expensive, time-consuming and uncertain and we may ultimately not be able to obtain regulatory approval for the commercialization of our lead candidate.

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

Our operations to date have been limited to financing and staffing our Company, developing our technology platform, SM-88 and other potential drug candidates, and conducting small-scale ongoing Phase Ib/II clinical trial for SM-88. We have not yet developed our commercialization strategy and marketing plan. In additional, our executive team has no prior experience in obtaining regulatory approval for a drug or commercializing an approved drug. Accordingly, we have not had experience completing a large-scale or pivotal clinical trial (whether Phase II, III, or otherwise), obtaining marketing approval, manufacturing product on a commercial scale or conducting sales and marketing activities. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

If we are unable to identify and qualify enough patients for our clinical trials, it could delay or prevent development of SM-88 and adversely affect our future business prospects.

The timing and length of our clinical trials depends in part on the speed at which we can identify and recruit patients to participate in clinical trials of our product candidates. Difficulties with enrollment or finding qualifying patients may cause delays in current and future clinical trials. If patients are unwilling to participate in our clinical trials due to any negative publicity in the industry, the trials for other third-party product candidates, or for other reasons, our clinical trials could be delayed or terminated.

We or our clinical trial sites may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics in a clinical trial, to complete our clinical trials in a timely manner. Patient enrollment is affected by factors including the design of clinical trial protocols, size of patient populations, eligibility criteria, proximity and availability of clinical trial sites, and other factors. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business.

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

•	inability to recruit, identify, and enroll qualifying patients to participate in our clinical trials;

•	delay or failure to obtain regulatory approval or agreement to commence a clinical trial in any of the countries where enrollment is planned;

•	inability to obtain sufficient funds required to execute our clinical and regulatory development plans;

•	clinical holds on or other regulatory objections to, a new or ongoing clinical trial;

•	delay or failure to supply regulatory-required data and other information to regulators, including the FDA and EMA;

•	delay or failure in the testing, validation, manufacture and delivery of sufficient supplies of SM-88 for our clinical trials;

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

Additionally, many factors could substantially delay or prevent the timely completion of our planned clinical trials due to several factors, which include but are not limited to:

•	slower than expected rate of subject recruitment and enrollment;

•	slower than projected IRB/IEC review and approval;

•	the Data Monitoring Committee (“DMC”) for a clinical trial requires the clinical trial be delayed or stopped or requests major or minor modifications to the clinical trial;

•	failure of subjects to complete their full participation in clinical trial or return for post-treatment follow-up;

•	unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by subjects, including the possibility of death;

•	lack of SM-88 efficacy during the clinical trials;

•	poor trial design for one or more of our clinical trials;

•	withdrawal of participation by a PI in one or more of our clinical trials;

•	withdrawal of participation by one of our CROs;

•	inability or unwillingness of subjects or clinical investigators to comply with clinical trial procedures;

•	resolution of data discrepancies;

•	inadequate CRO management and/or monitoring in one or more of our clinical trials;

•	the need to repeat, reconstruct or terminate a clinical trial due to inconclusive or negative results or unforeseen complications in testing; and

•	a request by the FDA to abandon our current drug development programs.

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

The results of previous studies may not be predictive of future results, our progress in future trials for one drug candidate may not be indicative of progress in trials for other drug candidates and the results of our current and planned clinical trials may not satisfy the requirements of the FDA, the EMA or other non-U.S. regulatory authorities.

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

Drug candidates that have shown promising results in early clinical trials, studies (such as our First Human Study) and compassionate use (such as our Compassionate Use Patients) may still suffer significant setbacks in subsequent registration clinical trials. Many companies in the pharmaceutical industry, including those with greater resources and experience than us, as well as those that have conducted highly powered clinical trials under an IND (in contrast to our limited number of First Human Study patients and Compassionate Use Patients, all of whom were treated outside of the greater rigors of an IND approved clinical trial) have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.  In light of these factors, and the fact that our dosage and method of delivery from our First Human Study and Compassionate Use Patients differ from our current Phase II trial, and may differ from future Phase II trials, no assurance can be given that our ongoing or future Phase II (or subsequent) trials may produce results similar to our First Human Study or those experienced by Compassionate Use Patients.

We may, from time to time, publish interim or preliminary data from our clinical trials, First Human Study or Compassionate Use Patients. Adverse changes between this interim data and final data obtained from our future clinical trials could harm our business prospects. In the thirty patients who received SM-88 in our first-in human clinical trials, treatment-related AEs were reported in all of patients, of which hyperpigmentation was the only consistent, lasting AE. The most common treatment-related AEs were hyperpigmentation (100%), mild transient fatigue (57%), and mild transient pain (13%). Many of the patients treated with SM-88 are late-stage cancer patients with one or more previous treatments or existing medical conditions, which can cause AEs unrelated to SM-88. Patients may also report additional AEs that have not yet been predicted. Patients who will be administered SM-88 in our clinical trials are seriously ill and as more patient data becomes available, there is a risk that future clinical outcomes may materially differ from First Human Study or Compassionate Use Patient data. Any negative material changes could have an adverse effect on our business and product development efforts.

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

If marketing authorization is obtained for our lead drug candidate, SM-88, the drug could continue to be under review by regulatory authorities. As a result, authorization could be subsequently withdrawn or restricted at any time for a number of reasons, including safety issues. We will be subject to ongoing obligations and oversight by regulatory authorities, including AE reporting requirements, marketing restrictions and, potentially, other post-marketing obligations, all of which may result in significant expense and limit our ability to successfully commercialize our drug product.

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

A key element of our business strategy is to further develop and expand our technology platform so that we can build a steady pipeline that we ultimately hope will be successful in the treatment of a variety of cancers, as well as other diseases that affect health and quality-of-life. However, we may not be able to develop and obtain approval to market our drugs if regulators do not conclude that they are safe and effective. Furthermore, the potential drug candidates that we discover may not be suitable for further clinical development, whether due to the potential that they produce harmful adverse effects or possess other characteristics that indicate that they are unlikely to receive marketing approval and/or market acceptance. In addition, unexpected technical issues involving such product candidates could be encountered that could cause the products to be prohibitively too expensive to manufacture and market. If we do not continue the steady development and commercialization of products utilizing our technology platform, we will face difficulty in achieving increased revenues in future periods, which could result in significant harm to our financial position and adversely affect our share price.

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

In order to market any products in a country or territory, we must establish and comply with numerous and varying regulatory requirements of such countries or territories regarding safety and efficacy. Clinical trials conducted in one country may not be acceptable for review by regulatory authorities in other countries and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures differ among countries and can involve additional testing and validation as well as varying administrative review periods. Seeking regulatory approvals in multiple countries could result in significant delays, difficulties and costs and may require additional nonclinical or clinical trials, which would be costly and time-consuming or even delay or prevent the introduction of SM-88 in those countries. In addition, our failure to obtain regulatory approval in one country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any drug candidates approved for sale in any jurisdiction, including international markets and we therefore do not have experience in obtaining regulatory approval. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to create stockholder value for SM-88 will be harmed.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have incurred significant losses since our inception. As of March 31, 2017, our accumulated deficit was $33,862,088. Our losses have resulted principally from expenses incurred in the discovery and development of SM-88 and from general and administrative expenses incurred while building our business infrastructure. We expect to continue to incur losses for the near future. Furthermore, we expect these losses to increase as we continue our research and development of and seek regulatory approval for our drug candidate SM-88, prepare for and begin to commercialize SM-88 or any other regulatory-approved products and add infrastructure and personnel to support our drug development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

In addition to SM-88, we seek to advance multiple drug candidates through our research and clinical development process. The completion of the development and the potential commercialization of SM-88 or any other drug candidate will require substantial funds. As of March 31, 2017, our cash and cash equivalents were $10,482,977. We believe that, as of March 31, 2017, our available cash and cash equivalents will be sufficient to fund our anticipated level of operations for approximately the next twelve months, but there can be no assurance that this will be the case. Our future financing requirements will depend on many factors, some of which are beyond our control, which include but are not limited to:

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

Until we can generate sufficient drug and royalty revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Any additional fundraising efforts may divert management’s attention from day-to-day activities and product development, which may adversely affect our ability to develop and commercialize our product candidates. Additional financing may not be available to us when we need it or financings may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our drug candidates, technologies, future revenue streams or research programs and/or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interests of our then existing stockholders could be diluted and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights. In addition, certain holders of our outstanding securities that acquired our securities in March and April 2017 private placement transactions (the “2017 Private Placement Investors”) have limited anti-dilution protection that could result in additional dilution to our stockholders generally. These provisions provide that if we raise certain funds before the Anti-dilution Expiry Date (defined below) at an effective average consideration and/or exercise or conversion price per share price less than $2.55 per share, subject to exceptions for issuances of certain “exempt securities,” anti-dilution protections could apply which could obligate us to issue additional securities to the 2017 Private Placement Investors. “Anti-dilution Expiry Date” means the earliest to occur of (i) the business day after we raise $10 million or more in one or more public or private offerings within six months of the applicable purchase date for the 2017 Private Placement Investors, or (ii) the six month anniversary of the applicable purchase date for the 2017 Private Placement Investors.

If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed and on favorable terms, we may have to delay, reduce the scope of or suspend one or more of our clinical trials or research and development programs or our commercialization efforts

We may expend our limited resources to pursue SM-88 for certain indications that may not be the most profitable or do not have the greatest likelihood of success.

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

To date, our drug discovery process and development program has been led by Steve Hoffman, our chief executive and science officer. He has been instrumental in providing scientific, technical and business expertise. We do not currently maintain “key person” insurance on Mr. Hoffman or any of our other executives or employees. While we may, in the future, seek to obtain key man insurance on Mr. Hoffman and/or such other executives and employees, we may not be able to obtain the insurance at favorable rates or at all. Any insurance proceeds we may receive under such “key person” insurance may not adequately compensate us for the loss of Mr. Hoffman’s or other insured’s services. Development of SM-88 could ultimately continue without Mr. Hoffman’s or others’ contributions, but future development of SM-88 and all other drug products in our pipeline would be adversely affected without his continued involvement.

We expect to expand our development, regulatory and marketing capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of March 31, 2017, we had nine full-time employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to: implement and improve our managerial, operational and financial systems, expand our facilities and recruit and train additional qualified personnel. Future growth would impose significant added responsibilities on management. Due to our limited financial resources and the limited experience of our management team in managing a life sciences company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our current management has limited experience in managing a company that had the life sciences research and development and operational growth we anticipate for our Company. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As a public company, we will incur significant legal, accounting, insurance and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC. We will continue to incur ongoing periodic expenses in connection with the administration of our organizational structure. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our Annual Reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. Based upon an evaluation conducted in connection with the preparation of Tyme’s audited consolidated financial statements as of March 31, 2017, our current management concluded that our disclosure controls and procedures were not effective as of such date. Specifically, our management determined that there were control deficiencies constituting material weaknesses, including those relating to inadequate segregation of duties consistent with control objectives and ineffective controls over period end financial disclosure and reporting processes, including inadequate management oversight of our outside accounting firm.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or the Sarbanes-Oxley Act’s reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering of securities, which occurred in April 2012, (b) in which we have total annual gross revenue of at least $1,000,000,000 or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700,000,000 as of a preceding measurement date, and (2) the date on which we have issued more than $1,000,000,000 in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

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

We are authorized to grant equity awards, including stock grants and stock options, to our employees, directors and consultants, covering up to 10,000,000 shares of our common stock, pursuant to our 2015 Equity Incentive Plan (the “2015 Plan”) and 750,000 shares of our common stock, pursuant to our 2016 Director Plan (the “2016 Director Plan”) . We plan to register the shares available for issuance or subject to outstanding awards under our 2015 Plan and 2016 Director Plan . Future issuances, as well as the possibility of future issuances, under our 2015 Plan or 2016 Director Plan or other equity incentive plans could cause the market price of our common stock to decrease.

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

Steve Hoffman, our Chief Executive Officer, Chief Science Officer and a director, and Michael Demurjian, our Chief Operating Officer, Executive Vice President and a director, each beneficially owned 29.9% of our outstanding common stock as of May 26, 2017. As a result, these individuals are positioned to exercise significant influence over our Company’s management and affairs, including, but not limited to, electing our board of directors and exercising managerial influence and voting rights in connection with fundamental corporate transactions, and take action that may not reflect the best interests of all of the stockholders of our Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 44 Wall Street – 12th Floor, New York, New York 10005, where we lease and occupy approximately 700 square feet of office space. We lease these offices under a lease that can be cancelled at any time with 60-days notice. Historically, our costs for this office and related expenses are under $100,000 per year.

We also maintain an office in Red Bank, New Jersey, where we lease and occupy approximately 150 square feet of office space. The original lease for this office has expired and it is currently rented month-to-month with 30 days termination notice. We estimate our total annual costs for this office at approximately $6,600 per year.

We believe that our existing facilities are adequate for our current administrative needs. In the future, we may look for additional or alternate space for our operations. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms. We will rely on clinical research centers, hospitals, contract research organizations and other parties for suitable space and facilities to conduct our clinical trials. We will explore, in the future, establishing a dedicated technical facility, when we believe the need for such a facility has arisen. No assurance can be given that such a facility can be located without difficulty or at a cost favorable to us.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on us, our business, operating results or financial condition.  The following provides background concerning, and the resolution of, previously disclosed material legal proceedings.

Background.  As described in greater detail under “Business – Corporate History; Significant Organizational Events,” “Merger Agreement” and “Adjustment Shares Escrow Agreement,” on March 5, 2015, we entered into a Merger Agreement and certain associated transactions, including capitalized terms used below that were previously detailed and defined under such caption herein. Pursuant to the Merger Agreement, we, Acquisition Sub and Tyme entered into a reverse triangular merger pursuant to which (a) Acquisition Sub merged into Tyme with Tyme as the surviving entity, (b) Tyme became a wholly-owned subsidiary of us, and (c) the Pre-Merger Stockholders of Tyme collectively acquired approximately 79% of our outstanding shares of Common Stock after giving effect to the Merger and the other transactions contemplated by the Merger Agreement.

The shares allocated to our respective stockholders were subject to a number of post-closing adjustments based upon future contingencies. The Merger Agreement required that certain shares then owned by GEM (equal to 3,500,000) would be subject to contingencies and, as a result, they were placed in escrow by GEM pursuant to an escrow agreement and are referred to in this report as Adjustment Shares or the “Escrowed Shares”.

As part of such contingencies and commitments under the Merger Agreement, no Qualified Offering occurred by the Qualified Offering Trigger Termination Date. As a result, as contemplated by the Merger Agreement, the Adjustment Shares were required to be surrendered to us for cancellation under the Adjustment Shares Escrow Agreement.

On November 10, 2015, the Company advised the escrow agent of such facts and demanded the surrender for cancellation of the 3,500,000 shares placed into escrow under the Adjustment Shares Escrow Agreement.  Under the Adjustment Shares Escrow Agreement, the depositor of the Escrowed Shares had until November 18, 2015 to challenge the Company’s demand for surrender of the Escrowed Shares.

On November 17, 2015, the Company received notice from the depositor of such 3,500,000 shares disputing the grounds for the surrender for cancellation of those shares.

On January 19, 2016, the Company filed a complaint against the depositor with the Commercial Division of the Supreme Court of New York, New York and on April 1, 2016, the Company filed an amended complaint, which asserted causes of actions for (i) a declaratory judgment declaring that the relevant contracts require the 3,500,000 escrowed Adjustment Shares to be released to the Company; (ii) breach of contract for failure to deliver the 3,500,000 escrowed Adjustment Shares to the Company; (iii) conversion for the depositors willful and malicious interference with the Company’s rights to the Adjustment Shares; and (iv) replevin for the escrow agent’s refusal to surrender the escrowed Adjustment Shares to the Company.

On June 20, 2016, the depositor filed their answer and asserted two counterclaims.  The Company moved to dismiss the counterclaims on August 10, 2016, the depositor filed its opposition on September 21, 2016 and the Company filed its reply memorandum of law on October 28, 2016.

Resolution of Legal Proceedings.  On February 28, 2017, we, the depositor and CKR Law LLP (“CKR”) entered into a Confidential Settlement and Release Agreement (the “Settlement Agreement”) with respect to, among other things, (a) our complaint filed on or about January 19, 2016 and amended on April 1, 2016 against the depositor with the Commercial Division of the Supreme Court of New York, New York (the “Court”) captioned Tyme Technologies, Inc. v. GEM Global Yield Fund LLC SCS and CKR Law

LLP, Index No. 650250/2016, (b) the depositor’s counterclaims asserted against us on or about June 20, 2016 as set forth in CKR’s and the depositor’s answer to the Company’s complaint and (c) a Registration Rights Agreement involving the Company and the depositor (the “RRA”), a form of which was filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2015.

Pursuant to the Settlement Agreement, the depositor directed CKR to surrender to the Company the Escrowed Shares. The Company is not obligated to pay any monetary damages pursuant to the Settlement Agreement. In addition to the foregoing, the Company and GEM agreed to waive and release any claims they may have against each other with respect to the subject matter of the complaint and counterclaim described above. On March 1, 2017, the Company received the Escrowed Shares. The Company and the depositor also entered into a Stipulation of Discontinuance with Prejudice that was filed with the Court on March 2, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public market for our common stock

Our common stock was quoted on the over-the counter (“OTC”) Markets, QB Tier, under the symbol “TYMI” for each of the periods listed below.  OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Before September 26, 2014, the common stock of our predecessor was quoted on the OTC Markets, QB Tier, under the symbol of our predecessor, “GGET.” Prior to March 12, 2015, there were no reported sales of common stock of our predecessor on the OTC Market. Since March 12, 2015, there have been only a limited number of shares of our common stock reported by OTC Markets as having been traded. There can be no assurance given that a regular and active trading market for our common stock will ever develop.

The following table sets forth, for the periods indicated, the prices of the common stock in the OTC  market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for our common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

Quarter Ended	High	Low
March 31, 2015	$6.75	$0.10
June 30, 2015	$8.35	$6.75
September 30, 2015	$8.50	$7.50
December 31, 2015	$11.25	$8.48
March 31, 2016	$6.15	$6.05
June 30, 2016	$7.15	$6.10
September 30, 2016	$3.60	$3.50
December 31, 2016	$4.20	$2.85
March 31, 2017	$3.25	$2.88
April 30, 2017	$3.10	$3.10
Through June 8, 2017	$3.49	$2.63

Holders; Shares Outstanding

We had a total of 89,341,067 shares of our common stock outstanding on May 26, 2017, held by approximately 196 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

Limited Anti-dilution Rights of 2017 Private Placement Investors.

Certain holders of our outstanding securities that acquired our securities in March and April 2017 private placement transactions (the “2017 Private Placement Investors”) have limited anti-dilution protection that could result in additional dilution to our stockholders generally. These provisions provide that if we raise certain funds before the Anti-dilution Expiry Date (defined below) at an effective average consideration and/or exercise or conversion price per share price less than $2.55 per share, subject to exceptions for issuances of certain “exempt securities,” anti-dilution protections could apply which could obligate us to issue additional securities to the 2017 Private Placement Investors. “Anti-dilution Expiry Date” means the earliest to occur of (i) the business day after we raise $10 million or more in one or more public or private offerings within six months of the applicable purchase date for the 2017 Private Placement Investors, or (ii) the six-month anniversary of the applicable purchase date for the 2017 Private Placement Investors.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of March 31, 2017:

	Number of		Number of
	Securities to be		Securities
	Issued Upon		Remaining
	Exercise of	Weighted-Average	Available
	Outstanding	Exercise Price of	for Issuance
	Options,	Outstanding	Under Equity
	Warrants and	Options, Warrants	Compensation
Plan Category	Rights(1)	and Rights	Plans(2)
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders	4,254,534	6.15	6,555,000
Total	4,254,534	$6.15	6,555,000

____________

(1)

Includes 4,195,000 shares of our common stock issuable under option awards made prior to March 31, 2017 under our 2015 Equity Incentive Plan and 2016 Director Plan at a weighted average exercise price of  $6.15 per share.   Also includes 59,534 shares of our common stock issuable upon the exercise of outstanding certain warrants to purchase common stock as of March 31, 2017 at a weighted average exercise price of  $5.00 per share; the warrants described in this sentence are limited to warrants issued in returned for goods or services provided and does not include warrants issued in connection with capital raising transactions, consistent with applicable SEC disclosure obligations.. For a description of the terms of the 2015 Equity Incentive Plan and 2016 Director Plan, please see Note 10 to the consolidated financial statements presented elsewhere herein.

(2)	Includes 6,555,000 shares of our common stock issuable under awards eligible to be made (and not outstanding) as of March 31, 2017 under our 2015 Equity Incentive Plan and 2016 Director Plan.

Recent Sales of Unregistered Securities

There are no transactions required to be disclosed that have not already been disclosed within previous SEC filings.

Use of Proceeds from Registered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected financial data for the periods indicated. The following statement of operations data for the years ended March 31, 2017 and December 31, 2015 and 2014 and the selected balance sheet data as of March 31, 2017 and December 31, 2015 are derived from our audited financial statements appearing elsewhere in this report. The statement of operations data for the years ended November 30, 2013 and 2012, and the balance sheet data as of November 30, 2014, 2013 and 2012 have been derived from audited financial statements previously filed with the SEC that are not included herein.

This selected financial data should be read together with the historical financial statements and related notes to those statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

Our historical results are not necessarily indicative of the results that may be expected in the future, and our interim period results are not necessarily indicative of results to be expected for a full year or any other interim period.

	Year ended November 30,		Year Ended December 31,		Year Ended March 31,
	2012	2013	2014	2015	2017
Statement of Operations Data:	(in thousands, except share and per share data)
Operating expenses:
Research and development	$—	$—	$761	$3,824	$6,112
General and administrative	—	—	1,823	4,776	9,095
Total operating expenses	(27)	(57)	2,584	8,600	15,207
Loss from operations	(27)	(57)	(2,584)	(8,600)	(15,207)
Interest Expense	—	—	(77)	(3,503)	—
Other Income	—	—	—	376	—
Net loss	$(27)	$(57)	$(2,661)	$(11,727)	$(15,207)
Basic and diluted loss per option share	$0.0	$0.0	$(0.04)	$(0.15)	$(0.18)
Basic and diluted weighted average shares outstanding	10,983,607	52,000,800	68,000,000	77,848,850	84,454,587

	Year ended November 30,			Year Ended December 31,	Year Ended March 31,
	2012	2013	2014	2015	2017
Balance Sheet Data:	(in thousands, except share and per share data)
Cash and cash equivalents	$16	$0	$0	$4,446	$10,483
Total assets	16	0	0	4,490	10,719
Total liabilities	2	43	97	1,474	3,327
Total stockholders’ equity (deficit)	14	(43)	(97)	3,016	7,392

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

Overview

Our predecessor was formed in Florida on November 22, 2011 and effective as of September 18, 2014, the predecessor (then constituting a Florida corporation with the name Global Group Enterprises Corp.) reincorporated in the State of Delaware by merging into a wholly-owned Delaware subsidiary, Tyme Technologies, Inc., which was formed on August 22, 2014 specifically for this purpose (the “Reincorporation”). Tyme Technologies, Inc. was the surviving corporation in such merger. As a result of the Reincorporation, among other things, (i) our name changed to Tyme Technologies, Inc., (ii) we changed our jurisdiction of incorporation from Florida to Delaware, (iii) we increased our authorized capital stock from 250,000,000 shares of common stock, $0.0001 par value per share, to 300,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share, (iv) each share of Global Group Enterprises Corp.’s common stock outstanding at the time of the Reincorporation was automatically converted into 4.3334 shares of Tyme Technologies, Inc.’s common stock, with the result that the 12,000,000 shares of common stock outstanding immediately prior to the Reincorporation were converted into 52,000,800 shares of common stock outstanding immediately thereafter. All share and per share numbers in this Annual Report on Form 10-K relating to our common stock prior to the Reincorporation have been adjusted to give effect to this conversion, unless otherwise stated. Subsequent to the Reincorporation, Global Group Enterprises Corp. ceased to exist.

As discussed in “Item 1; Business – Corporate History; Significant Organizational Events,” and in the notes to the consolidated financial statements included in this Annual Report on Form 10-K, on March 5, 2015, we entered into a “reverse triangular merger” and related transactions with Tyme Inc., a Delaware corporation (“Tyme”), and other parties that resulted in, among other matters, a change in control of our Company and a change in our fiscal year from a fiscal year ending on November 30th of each calendar year to one ending on December 31st of each calendar year.

On October 27, 2016, our Board of Directors determined to change the fiscal year of the Company from a year ending on December 31 of each year to a year ending on March 31 of each year.  The Company’s report covering the transition period from January 1, 2016 through March 31, 2016 was filed via transition report on Form 10-QT.  As a result of this change, we provided herein disclosures of our results, financial conditions and liquidity for (i) the year ended March 31, 2017 compared to the year ended December 31, 2015; (ii) the three months ended March 31, 2016 compared to three months ended March 31, 2015 and (iii) the year ended December 31, 2015 compared to the year ended December 31, 2014.

We are in the process of evaluating our short- and long-term financing requirements in order to effectuate our business plan. We anticipate that we will seek to raise required capital by the issuance of equity or debt securities, through private or public offerings or by other means. Other than transactions recently concluded and described below under “Recent Financing Developments,” we have no arrangements or plans currently in effect and any inability to raise additional funds could have an adverse effect on our ability to execute our business objectives. In addition, no assurance can be given that we will be able to obtain funds on favorable terms, if at all.

Recent Financing Developments

In October of 2016, we raised $1.47 million through a private placement of 452,314 shares of our common stock.

In March of 2017, we raised $9.2 million in gross proceeds through a private placement of 3,588,620 shares of our common stock and 3,588,620 common stock purchase warrants (each, a “Warrant”).  Each Warrant entitles its holder to purchase one share of common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share, subject to adjustment.

In April of 2017, we raised approximately $2,700,000 in gross proceeds through a private placement of 1,069,603 shares of our common stock and 1,069,603 Warrants.

Critical Accounting Policies and Recent Accounting Pronouncements

While our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements appearing elsewhere in this Form 10-K, we believe the following accounting policies are critical to the preparation of our financial statements.

Research and Development Expenses

Research and development costs are expensed as incurred and are primarily comprised of, but not limited to, external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and consultants that conduct clinical and preclinical studies, costs associated with preclinical and development activities, costs associated with regulatory operations, depreciation expense for assets used in research and development activities and employee related expenses, including salaries and benefits for research and development personnel. Costs for certain development activities, such as clinical studies, are accrued, over the service period specified in the contract and recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued expense, which are reported in prepaid assets or accounts payable and other current liabilities.

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

A valuation allowance is provided when, after consideration of all positive and negative evidence  that it is less likely than not that the benefit from Federal and State Net Operating Losses (NOLs) will be realizable. In recognition of this risk, we have provided a full valuation allowance on the deferred tax assets related to these NOL carryforwards.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various jurisdictions. ASC 740 “Income Taxes” states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

We had unrecognized tax benefits of $617,233 and $331,545 at March 31, 2017 and 2016 respectively and no unrecognized tax benefits at December 31, 2015 and 2014. Increases or decreases  would not have an effect on the effective tax rate. The tax years, which currently remain subject to examination by major tax jurisdictions as of March 31, 2017 are the period January 1, 2016 through March 31, 2016, years ended December 31, 2015 and 2014 and for the period July 26, 2013 to December 31, 2013.  In addition, we had no income tax related penalties or interest for periods presented in these consolidated financial statements. When and if we were to recognize interest and penalties related to unrecognized tax benefits, they would be reported in tax expense.

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

We account for stock-based awards issued to non-employees in accordance with ASC 505-50, “Equity-Based Payment to Non-Employees” and accordingly the fair value of the stock options granted to non-employees is remeasured each reporting period until the earlier of: a) the performance commitment date, or b) the date the services required under the arrangement have been completed and the resulting increase or decrease in value, if any, is recognized as expense or income, respectively, during the period the related services are rendered.

Refer to Note 2 to our Consolidated Financial Statements for a discussion of Recent Accounting Pronouncements.

Results of Operations

Year ended March 31, 2017 Compared to Year Ended December 31, 2015

Net loss for the year ended March 31, 2017 was $15,206,781, compared to $11,726,818 for the year ended December 31, 2015. The increase in the net loss for the year ended March 31, 2017, as compared to the net loss for the year ended December 31, 2015 is due to increased operating costs and expenses in 2017, as highlighted below.

Revenues and Other Income

During the years ended March 31, 2017 and December 31, 2015, we did not realize any revenues from operations. We do not anticipate recognizing any revenues until such time as one of our products has been approved for marketing by appropriate regulatory authorities or we enter into collaboration or licensing arrangement, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the year ended March 31, 2017, operating costs and expenses totaled $15,206,781, compared to $8,599,772 for the year ended December 31, 2015, representing an increase of $6,607,009. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $6,111,587 for the year ended March 31, 2017, compared to $3,823,966 for the year ended December 31, 2015, representing an increase of $2,287,621. All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. Research and development activities primarily consist of the following:

•

Salary expense for research and development personnel was $923,816 for the year ended March 31, 2017, compared to $773,853 for the year ended December 31, 2015, representing a $149,963 increase between the comparable periods, primarily due to an increase in the number of employees.

•

Consulting and study expenses were $2,062,290 for the year ended March 31, 2017, compared to $1,969,617 for the year ended December 31, 2015, representing an increase of $92,673 between the comparable periods. These types of expenses are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

•

Stock based compensation, primarily related to stock options granted, was $2,779,073 for the year ended March 31, 2017, compared to $250,000 for the year ended December 31, 2015, representing a $2,529,073 increase between the periods, primarily due to option grants to research and development employees.

•

General and administrative expenses were $9,095,194 for the year ended March 31, 2017, compared to $4,775,806 for the year ended December 31, 2015, representing an increase of $4,319,388, primarily due to increased stock compensation expense. The general and administrative expenses include:

•

Stock based compensation, primarily related to stock options granted, was $5,095,813 for the year ended March 31, 2017, compared to $685,859 for the year ended December 31, 2015, representing a $4,409,954 increase between the periods, primarily due to option grants to management and board of director members.

	•	Legal, professional services, accounting and auditing for the year ended March 31, 2017, was $2,413,703, compared to $2,460,469 for the year ended December 31, 2015 representing a decrease of $46,766.

•

Salary expense for non-research and development personnel was $978,179 for the year ended March 31, 2017, compared to $944,561 for the year ended December 31, 2015, representing a $33,618 increase between the comparable periods.

Other Income/Expenses

Interest expense

For the year ended March 31, 2017, the Company did not incur any interest expense.

For the year ended December 31, 2015 the Company incurred $3,503,301 of interest expense primarily relating to modification of the Bridge Note.  Contemporaneous with the closing of the Merger, the Bridge Note in the principal amount of $2,310,000 was converted into 2,310,000 shares of Company common stock. On March 5, 2015, the mandatory conversion feature of the Bridge Note was amended to a set fixed conversion amount such that, upon conversion, the Bridge Note purchaser would receive one share of Company common stock for each $1.00 of principal of the Bridge Note outstanding as of the date of the mandatory conversion. We evaluated the modification to the conversion rate as an inducement to convert the Bridge Note and concluded that it provided the purchaser of the Bridge Note an incremental value of $3,465,000, which is included as interest expense on the consolidated statement of operations for the period ended March 31, 2015.

Other Income

For the year ended March 31, 2017, the Company did not recognize any other income.  Other income for the year ended December 31, 2015 was $376,255, which primarily represents a gain recorded on the remeasurement of a derivative liability to $0 as of December 31, 2015. The derivative was originally recorded during the quarter ended March 31, 2015 and based on updated inputs to the valuation model used, we have determined that the derivative liability has no value at December 31, 2015. Changes in the fair value of the derivative are recognized in earnings in the current period.

Income Tax

Our effective tax rate for the years ended March 31, 2017 and December 31, 2015 was zero percent. Our tax rate is affected primarily by state income taxes and changes in valuation allowance.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015 (Unaudited)

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

1.

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

1.

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

2.

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

3.

For the three months ended March 31, 2016 we incurred compensation expense of $100,000 related to the Scientific Advisory Board that was established as of September 30, 2015 compared to $0 for the three months ended March 31, 2015.

2.

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

1.

Transaction costs associated with the Merger, which totaled approximately $1,000,000 for the three months ended March 31, 2015 and relate to professional fees incurred in respect of legal, investor relations and accounting and auditing of Tyme’s financial statements. There were no such transaction costs incurred in the three months ended March 31, 2016.

2.

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

3.

Stock based compensation expense related to stock options granted was $1,137,435 for the three months ended March 31, 2016 compared to $0 for the three months ended March 31, 2015. No stock options were granted during or prior to the three months ended March 31, 2015.

4.	In addition, in the three months ended March 31, 2016, we incurred costs of $353,362 for legal and accounting fees.

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

Year ended December 31, 2015 Compared to December 31, 2014

Net loss for the year ended December 31, 2015 was $11,726,818, compared to $2,660,677 for the year ended December 31, 2014. The increase in the net loss for the year ended December 31, 2014, as compared to the net loss for 2014 is due to increased operating costs and expenses in 2015, as highlighted below.

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

•

For the year ended December 31, 2015, there was $653,369 of expenses incurred in connection with the acquisition of manufactured samples to be used in testing.  No similar expense was incurred during 2014.

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

Preparation of Financial Statements; Going Concern

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. We have incurred losses and negative cash flows from operations since inception (July 26, 2013) and have an accumulated deficit of approximately $33,862,088 as of March 31, 2017. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenues from our products currently in development. Our primary sources of liquidity to date have been the issuance of shares of our common stock, convertible promissory notes and contributed capital by our founders. Substantial additional financing will be needed to fund our operations and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

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

At March 31, 2017, we had cash and equivalents of $10,482,977, and working capital and stockholders’ equity of $7,384,271 and $7,391,806, respectively.

Liquidity and Capital Resources

Liquidity and Capital Requirements Outlook

We anticipate requiring additional capital in order to fund the development of our product candidates, as well as to engage in strategic transactions. The most significant funding needs are anticipated to be in connection with preparing for and conducting immediate Phase II clinical trials of our SM-88 drug candidate for prostate cancer and pancreatic cancer and additional or related studies and investigations.  We are evaluating the expansion of our clinical program to other forms of cancer beyond those noted above.

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

Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and our stock price may not reach levels necessary to induce option exercises. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of certain or all of our drug candidates or raise funds on terms that we currently consider unfavorable. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

Cash Flows

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Year Ended March 31, 2017	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015 (unaudited)	Year Ended December 31, 2015	Year Ended December 31, 2014
Net cash used in operating activities	$(5,861,127)	$(1,373,257)	$(2,281,683)	$(6,610,156)	$(1,515,586)
Net cash used in investing activities	$—	$—	$—	$—	$(2,710)
Net cash provided by financing activities	$10,238,795	$3,032,282	$5,598,339	$11,046,716	$1,435,400

Operating Activities

Our cash used in operating activities in the year ended March 31, 2017 totaled $5,861,127 which is the sum of (i) our net loss of $15,206,781, adjusted for non-cash expenses totaling $8,076,368 (which includes adjustments for equity-based compensation, depreciation and amortization and the issuance of common stock for services), and (ii) changes in operating assets and liabilities of $1,269,286.

Our cash used in operating activities in the three months ended March 31, 2016 totaled $1,373,257 which is the sum of (i) our net loss of $2,751,127, adjusted for non-cash expenses totaling $1,138,497 (which includes adjustments for equity-based compensation, depreciation and amortization and the issuance of common stock for services), and (ii) changes in operating assets and liabilities of $239,373.

Our cash used in operating activities in the three months ended March 31, 2015 totaled $2,281,683 which is the sum of (i) our net loss of $5,601,438, adjusted for non-cash expenses totaling $4,141,074 (which includes adjustments for equity-based compensation, depreciation and amortization and the issuance of common stock for services), and (ii) changes in operating assets and liabilities of $(821,319).

Our cash used in operating activities in the year ended December 31, 2015 totaled $6,610,156 which is the sum of (i) our net loss of $11,726,818, adjusted for non-cash expenses totaling $4,728,851 (which includes adjustments for equity-based compensation, depreciation and amortization and the issuance of common stock for services), and (ii) changes in operating assets and liabilities of $387,811.

Our cash used in operating activities in the year ended December 31, 2014 totaled $1,515,586 which is the sum of (i) our net loss of $2,660,677, adjusted for non-cash expenses totaling $6,969 (which includes adjustments for equity-based compensation, depreciation and amortization and the issuance of common stock for services), and (ii) changes in operating assets and liabilities of $1,138,122.

Investing Activities

During the year ended March 31, 2017, we spent $0 for property and equipment.

We had no net cash used in investing for the three month ended March 31, 2016 and 2015.

During the year ended December 31, 2015, we spent $0 for property and equipment.

During the year ended December 31, 2014, we spent $2,710 for property and equipment.

Financing Activities

During the year ended March 31, 2017, our financing activities consisted of the following:

•	In October 2016, we raised $1.47 million through a private placement of 452,314 shares of our common stock

•

In March of 2017, we raised $9.2 million in gross proceeds through a private placement of 3,588,620 shares of our common stock and 3,588,620 common stock purchase warrants (each, a “Warrant”).  Each Warrant entitles its holder to purchase one share of common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share, subject to adjustment; and

During the three months ended March 31, 2016, our financing activities consisted primarily of the following:

•

Pursuant to a Securities Purchase Agreement, dated as of February 2, 2016, for the aggregate consideration of $3,100,000, the Company sold and issued to two individuals an aggregate of: (x) 775,000 shares of the common stock, par value $0.0001 per share, of the Company and (y) 461,384 common stock purchase warrants. Each warrant entitles its holder to purchase one share of common stock at an initial exercise price of $5.00 per warrant share (subject to adjustment) at any time during the period commencing on February 2, 2016 and terminating on the tenth anniversary of such date. No registration rights were granted to the purchasers of the shares and warrants.

During the three months ended March 31, 2015, our financing activities consisted primarily of the following:

•

Contemporaneous with the closing of the Merger, the Company completed a private placement of 2,716,000 shares of Company common stock for gross proceeds of $6,790,000 (of which, $4,265,000 was tendered in cash and the remaining subscription price paid by the delivery of the three-month PPO Note in the principal amount of $2,500,000).

•	Gross proceeds of $960,000 through the additional funding under and the corresponding amendment and restatement of the Bridge Note.

•

In 2014, Tyme and Luminant granted cash advances totaling $355,766 to certain of their then stockholders/members. Effective as of the consummation of the Merger during the three months ended March 31, 2015, these non-interest bearing advances were settled.

During the year ended December 31, 2015, our financing activities consisted primarily of the following:

•

On December 23, 2015, pursuant to a Securities Purchase Agreement, dated as of December 18, 2015, for the aggregate consideration of $3,000,000, the Company sold and issued to a total of three individuals and entities an aggregate of: (x) 750,000 shares of the common stock, par value $0.0001 per share, of the Company and (y) 446,500 common stock purchase warrants.  Each warrant entitles its holder to purchase one share of common stock at an initial exercise price of $5.00 per warrant share (subject to adjustment) at any time during the period commencing on December 23, 2015 and terminating on the tenth anniversary of such date.  No registration rights were granted to the purchasers of the shares and warrants.

•

Effective as of December 21, 2015, pursuant to a Securities Acquisition Agreement, dated as of December 18, 2015, the Company issued to a law firm, in satisfaction of $200,000 of payables due such law firm, an aggregate of (x) 50,000 shares of common stock and (y) 29,767 warrants. No registration rights were granted to the purchasers of the law firm shares and warrants.

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

Subsequent Events

Between April 1 and April 18, 2017, the Company raised approximately $2,700,000 in gross proceeds through a private placement of 1,069,603 shares of common stock and 1,069,603 warrants, each of which entitles its holder to purchase one share of Common Stock at $3.00 per share, subject to adjustment. The Company also received $150,000 payment on stock subscription receivable.

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

We currently intend to take advantage of most or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company.” Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide in our public reports and filings with the SEC certain information, including financial information and information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our Company. As a result, investor confidence in our Company and the market price of our common stock could be materially and adversely affected.

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

Off-Balance Sheet Arrangements

We do not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined by applicable SEC regulations.  Accordingly, our operating results, financial condition, and cash flows are not subject to off-balance sheet risks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk. As of March 31, 2017, we had $10,482,977 of cash on hand in a U.S. bank account.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Tyme Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Tyme Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2017 and March 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2017, the three months ended March 31, 2016 and the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tyme Technologies, Inc. and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for the year ended March 31, 2017, the three months ended March 31, 2016, and the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operation, negative cash flows and an accumulated deficit as of March 31, 2017. These conditions, along with other matters described in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 12, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Tyme Technologies, Inc. and Subsidiaries (formerly Tyme Inc. and Subsidiary)

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 1, the consolidated statements of operations and cash flows of Tyme Technologies, Inc. and Subsidiaries (formerly Tyme Inc. and Subsidiary) (the “Company”) for the year ended December 31, 2014 (the 2014 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein). The 2014 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ WithumSmith+Brown, PC

New Brunswick, New Jersey

April 15, 2015

Tyme Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2017	March 31, 2016

Assets
Current assets
Cash and cash equivalents	$10,482,977	$6,105,309
Prepaid and other assets	228,362	226,098
Total current assets	10,711,339	6,331,407

Property and equipment, net	7,535	11,816
Total assets	$10,718,874	$6,343,223

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$2,948,468	$1,676,918
Derivative liability	378,600	—
Insurance note payable	—	232,100
Total current liabilities	3,327,068	1,909,018
Total liabilities	3,327,068	1,909,018

Commitments and contingencies (See Note 8)

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at March 31, 2017 and 2016, 0 shares issued and outstanding at March 31, 2017 and 2016	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 91,692,641 issued and 88,192,641 outstanding at March 31, 2017, and 300,000,000 authorized, 87,611,370 issued and 84,111,370 outstanding at March 31, 2016	9,172	8,763
Common stock, $0.0001 par value, 58,823 shares subscribed	6	—
Additional paid in capital	41,419,714	23,080,749
Subscription receivable	(174,998)	—
Accumulated deficit	(33,862,088)	(18,655,307)
Total stockholders’ equity	7,391,806	4,434,205
Total liabilities and stockholders’ equity	$10,718,874	$6,343,223

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended	Three Months Ended March 31,		Year Ended
	March 31,		2015	December 31,
	2017	2016	(Unaudited)	2015	2014

Operating expenses:
Research and development	$6,111,587	$808,472	$514,317	$3,823,966	$761,359
General and administrative	9,095,194	1,942,655	1,583,820	4,775,806	1,822,757
Total operating expenses	15,206,781	2,751,127	2,098,137	8,599,772	2,584,116
Loss from operations	(15,206,781)	(2,751,127)	(2,098,137)	(8,599,772)	(2,584,116)

Interest expense	—	—	3,503,301	3,503,301	76,561
Other income	—	—	—	(376,255)	—

Loss before income taxes	(15,206,781)	(2,751,127)	(5,601,438)	(11,726,818)	(2,660,677)
Income tax expense	—	—	—	—	—
Net loss	(15,206,781)	(2,751,127)	(5,601,438)	(11,726,818)	(2,660,677)
Loss attributable to non-controlling interests	—	—	—	—	(10,851)
Loss attributable to controlling interests	$(15,206,781)	$(2,751,127)	$(5,601,438)	$(11,726,818)	$(2,649,826)

Basic and diluted loss per common share	$(0.18)	$(0.03)	$(0.08)	$(0.15)	$(0.04)

Basic and diluted weighted average shares outstanding	84,454,587	83,796,260	73,400,081	77,848,850	68,000,000

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Year Ended March 31, 2017, Three Months Ended March 31, 2016, and Year Ended December 31, 2015

	Common Stock
	Shares	Amount	Subscribed Shares	Subscribed Amount	Additional Paid-in capital	Subscription Receivable	Accumulated Deficit	Non- controlling Interests	Due from Stockholders/ Members	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2014	68,000,000	$6,800	—	$—	$—	$—	$(1,527,536)	$1,976,693	$(1,306,238)	$(850,281)
Conversion of $1.126 million convertible debt plus accrued interest of $26,242 into 3,624,400 shares of common stock	3,624,400	—	—	—	1,152,242	—	—	—	—	1,152,242
Surrender of 3,624,400 common stock by two principal stockholders of the Company	(3,624,400)	—	—	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	—	—	—	35,000		35,000
Advances to stockholders/members	—	—	—	—	—	—	—	—	(149,600)	(149,600)
Luminant stockholder loans assigned in buyout of noncontrolling interests by certain stockholders of Tyme	—	—	—	—	(1,100,072)	—	—	—	1,100,072	—
Contribution of noncontrolling interests	—	—	—	—	2,000,842	—	—	(2,000,842)	—	—
Net Loss attributable to noncontrolling interests prior to contribution of noncontrolling interests	—	—	—	—	—	—	—	(10,851)	—	(10,851)
Net loss	—	—	—	—	—	—	(2,649,826)	—	—	(2,649,826)
Balance, January 1, 2015	68,000,000	$6,800	—	—	$2,053,012	$—	$(4,177,362)	—	$(355,766)	$(2,473,316)
Repayment of stockholder loans	—	—	—	—	—	—	—	—	355,766	355,766
Common stock issued as part of the Merger	12,724,000	1,272	—	—	(1,272)	—	—	—	—	—
Issuance of common stock and warrants for services	300,000	30	—	—	824,970	—	—	—	—	825,000
Issuance of common stock and warrants in private placement offering for cash, net of associated expense	2,466,000	247	—	—	7,230,703	—	—	—	—	7,230,950
Issuance of common stock in private placement offering in exchange for subscription receivable	1,000,000	100	—	—	2,499,900	(2,500,000)	—	—	—	—
Issuance of common stock upon conversion of Bridge Note and accrued interest	2,310,000	231	—	—	2,404,243	—	—	—	—	2,404,474
Incremental value of the modification to Bridge Note conversion rate as an inducement to convert	—	—	—	—	3,465,000	—	—	—	—	3,465,000
Stock based compensation	36,370	5	—	—	324,995	—	—	—	—	325,000
Fair value of price protection feature associated with shares issued under the PPO and Bridge Note conversion	—	—	—	—	(376,300)	—	—	—	—	(376,300)
Amortization of employee stock options	—	—	—	—	485,859	—	—	—	—	485,859
Proceeds from the collection of stock subscription receivable	—	—	—	—	—	2,500,000	—	—	—	2,500,000
Net loss	—	—	—	—	—	—	(11,726,818)	—	—	(11,726,818)
Balance, January 1, 2016	86,836,370	$8,685	—	$—	$18,911,110	$—	$(15,904,180)	$—	$—	$3,015,615
Issuance of common stock in private placement offering for cash, net of associated expense	775,000	78	—	—	3,032,204	—	—	—	—	3,032,282
Stock based compensation	—	—	—	—	1,137,435	—	—	—	—	1,137,435
Net loss	—	—	—	—	—	—	(2,751,127)	—	—	(2,751,127)
Balance, April 1, 2016	87,611,370	$8,763	—	$—	$23,080,749	$—	$(18,655,307)	$—	$—	$4,434,205
Issuance of common stock and warrants in private placement offering for cash, net of associated expenses	3,529,797	353	—	—	9,000,537	—	—	—	—	9,000,890
Issuance of common stock in private placement offering in exchange for stock subscription receivable	7,692	1	—	—	24,998	(24,999)	—	—	—	—
Issuance of common stock and warrants in private placement offering for cash, net of associated expense	452,314	45	—	—	1,469,960	—	—	—	—	1,470,005
Stock Subscription Receivable Private placement of $9.2M	—	—	58,823	6	149,993	(149,999)	—	—		—
Derivative liability	—	—	—	—	(378,600)	—	—	—		(378,600)
Stock based compensation	—	—	—	—	7,721,837	—	—	—	—	7,721,837
Issuance of common stock for services	75,000	8	—	—	250,242	—	—	—	—	250,250
Issuance of stock to Scientific Advisory Board members	16,468	2	—	—	99,998	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	(15,206,781)	—	—	(15,206,781)
Balance, March 31, 2017	91,692,641	$9,172	58,823	$6	$41,419,714	$(174,998)	$(33,862,088)	$—	$—	$7,391,806

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended	Three Months Ended March 31,		Year Ended,
	March 31,		2015	December 31
	2017	2016	(unaudited)	2015	2014
Cash flows from operating activities:
Net loss	$(15,206,781)	$(2,751,127)	$(5,601,438)	$(11,726,818)	$(2,660,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,281	1,062	1,074	4,292	4,293
Issuance of common stock for services	350,250	—	625,000	825,000	—
Stock—based compensation	—	—	50,000	325,000	—
Amortization of employees, directors and consultants stock options,	7,721,837	1,137,435	—	485,859	—
Inducement for conversion of Bridge Note to common shares	—	—	3,465,000	3,465,000	—
Gain on remeasurement of derivative liability	—	—	—	(376,300)	—
Loss on disposal of fixed assets	—	—	—	—	2,676
Changes in operating assets and liabilities:
Prepaid and other assets	(2,264)	36,786	(244,020)	109,421	(30,025)
Accounts payable and other current liabilities	1,271,550	202,587	(577,299)	278,390	1,168,147
Net cash used in operating activities	(5,861,127)	(1,373,257)	(2,281,683)	(6,610,156)	(1,515,586)

Cash flows from investing activities:
Purchases of property and equipment	—	—	—	—	(2,710)
Net cash used in investing activities	—	—	—	—	(2,710)

Cash flows from financing activities:
Insurance note payments	(232,100)	—	—	—	—
Capital contributions – non-controlling interest	—	—	—	—	35,000
Repayment from (advances to) stockholders/members	—	—	355,766	355,766	(149,600)
Change in due to officer	—	—	17,623	—	—
Proceeds from Bridge Note	—	—	960,000	960,000	1,350,000
Proceeds from private placement offering of common stock and warrants, net	10,470,895	3,032,282	4,264,950	7,230,950	—
Proceeds from issuance of convertible notes	—	—	—	—	200,000
Proceeds from the collection of stock subscription receivable	—	—	—	2,500,000	—
Net cash provided by financing activities	10,238,795	3,032,282	5,598,339	11,046,716	1,435,400
Net increase (decrease) in cash	4,377,668	1,659,025	3,316,656	4,436,560	(82,896)
Cash and cash equivalents — beginning of period	6,105,309	4,446,284	9,724	9,724	92,620
Cash and cash equivalents — end of period	$10,482,977	$6,105,309	$3,326,380	$4,446,284	$9,724

Supplemental Cash Flow Information:
Cash paid for interest and income taxes are as follows:
Interest	$—	$—	$—	$—	$—
Income taxes	$—	$—	$—	$675	$—

Noncash investing and financing activities:
Financing of insurance premiums	$—	$232,100	$—	$—	$—
Conversion of the Bridge Note and all accrued interest into shares of common stock	$—	$—	$2,404,474	$2,404,474	$—
Subscribed and subscription receivable shares in conjunction with private placement offering	$174,998	$—	$2,500,000	$2,500,000	$—
Inducement for conversion of Bridge Note to common shares	$—	$—	$3,465,000	$3,465,000	$—
Derivative liability associated with the price protection feature of shares of common stock issued	$378,600	$—	$376,300	$376,300	$—
Conversion of $1.126 million of convertible debt into 3,624,400 shares of common stock; simultaneously, stockholders surrendered an equal amount of their own common stock, thereby having no change in the total number of shares outstanding	$—	$—	$—	$—	$1,152,242
Luminant member advances assigned in buyout of noncontrolling interest	$—	$—	$—	$—	$1,100,072
Contribution of noncontrolling interests by stockholders of Tyme Inc.	$—	$—	$—	$—	$2,000,842

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Notes relating to the three month period ending March 31, 2015 are unaudited)

Note 1. Nature of Business

Tyme Technologies, Inc. (“Tyme Tech”) and its wholly owned subsidiaries, Tyme Inc. (“Tyme”) and Luminant Biosciences, LLC (“Luminant”) (collectively, the “Company”) have historically operated on a fiscal year ending December 31 of each year.

The unaudited consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the three months ended March 31, 2015.

The accompanying consolidated financial statements include the results of operations of Tyme Tech and its wholly owned subsidiaries, Tyme and Luminant. Luminant conducted the initial research and development of the Company’s therapeutic platform. Since January 1, 2014, the majority of the Company’s research and development activities and other business efforts have been conducted by Tyme.

Tyme Tech was incorporated in the State of Florida on November 22, 2011, and, effective as of September 18, 2014, the Company (then constituting a Florida corporation with the name Global Group Enterprises Corp.) reincorporated in the State of Delaware by merging into its wholly-owned Delaware subsidiary, Tyme Technologies, Inc., which was formed on August 22, 2014 specifically for this purpose (the “Reincorporation”). Tyme Technologies, Inc. was the surviving corporation in such merger.

On March 5, 2015, Tyme Tech consummated a reverse triangular merger with Tyme (the “Merger”). (See Reverse Triangular Merger below.) The Merger resulted in Tyme becoming a wholly-owned subsidiary of Tyme Tech. Tyme is a clinical-stage biopharmaceutical company focused on the development and commercialization of highly targeted cancer therapeutics with a broad range of oncology indications for humans. Tyme was incorporated in Delaware in 2013 and its operations to date have been directed primarily toward developing business strategies, research and development activities and preparing for clinical trials for human oncologic product candidates.  In June of 2016, the Company initiated a Phase Ib/II clinical study subject to United States Food and Drug Administration (the “FDA”) review for SM-88 use in human prostate cancer patients and as of March 31, 2017, such study was progressing as a Phase II program. The Company is also evaluating the expansion of its Phase II program to other types of cancer, including pancreatic cancer.

Reverse Triangular Merger

On March 5, 2015, Tyme Tech consummated a reverse triangular merger whereby a newly formed subsidiary formed specifically for the transaction merged with and into Tyme. The Merger resulted in Tyme becoming a wholly-owned subsidiary of Tyme Tech and the stockholders of Tyme as of immediately prior to the effective date of the Merger (the “Pre-Merger Tyme Stockholders”), receiving, in the aggregate, common stock of the Company equal to approximately 79% of the total number of shares of Company common stock outstanding immediately following such issuance to such former Tyme stockholders (34,000 shares of Company common stock for every one share of Tyme common stock outstanding as of the closing of the Merger). The Merger resulted in the Company issuing a total of 68,000,000 shares of common stock to the Pre-Merger Tyme Stockholders and 12,724,000 shares to the Tyme Tech stockholders as of the date of the Merger. (See Note 7. Stockholders’ Equity.)

The Merger Agreement contained representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties under the Merger Agreement are subject to indemnification provisions. Each of the Pre-Merger Tyme Stockholders initially received in the Merger 95% of the shares to which each such stockholder was entitled under the terms of the Merger Agreement, with the remaining 5% of such shares being held in escrow for two years to satisfy post-closing claims for indemnification by the Company (“Indemnity Shares”), pursuant to an Indemnification Shares Escrow Agreement. As the Company and the indemnification representative are aware of no post-closing claims during the two-year period, a joint instruction was sent on April 7, 2017 asking for the release of the Indemnity Shares. The Company expects all of the Indemnity Shares to be distributed to the Pre-Merger Tyme Stockholders on a pro rata basis in June of 2017.

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

The transaction costs associated with the Merger relate to professional fees incurred in respect of legal, investor relations, accounting and audit. All such transaction costs total approximately $1,000,000 and are included in general and administrative expense for the three months ended March 31, 2015 and for the year ended December 31, 2015.

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

Going Concern

The Company has incurred losses and negative cash flows from operations since inception (July 26, 2013) and has an accumulated deficit of $33,862,088 as of March 31, 2017. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its products currently in development. The Company’s primary sources of liquidity to date have been the issuance of common stock, convertible promissory notes and contributed capital by its founders. Substantial additional financing will be needed by the Company to fund its operations and to seek applicable FDA and foreign governmental authorization to commercially market its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

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

Risks and Uncertainties

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimation include the fair value of the Company underlying the conversion feature of the senior secured bridge notes, derivative value associated with the price protection feature of shares of Company common stock issued in connection with the PPO and Bridge Note conversion and stock-based compensation. Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents consisted of $10,482,977 at March 31, 2017 and $6,105,309 at March 31, 2016.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash. Cash is deposited with major banks and, at times, such balances with any one financial institution may be in excess of FDIC insurance limits. The Company exceeded the FDIC limit of $250,000 by $10,232,977 at March 31, 2017 and $5,855,309 at March 31, 2016. Although the Company has exceeded the federally insured limit, it has not incurred losses related to these deposits. Management monitors the Company’s accounts with these institutions to minimize credit risk.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and other current liabilities approximates fair value given their short-term nature. The fair value of the derivative liability is discussed below.

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

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Level 3 valuations are for instruments that are not traded in active markets or are subject to transfer restrictions and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no assets or liabilities classified as Level 1 or Level 2 for the year ended March 31, 2017, the three months ended March 31, 2016 and the year ended December 31, 2015 and 2014 and there were no material re-measurements of fair value with respect to financial assets and liabilities, during those periods, other than those assets and liabilities that are measured at fair value on a recurring basis. There were no transfers between Level 1 and Level 2 in any of the periods reported.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 are summarized below:

	Level 1	Level 2	Level 3	Total
March 31, 2017
Liabilities:
Derivative liability – anti-dilution feature	$—	$—	$378,600	$378,600

Total	$—	$—	$378,600	$378,600

The change in the fair value of the derivative liability for the year ended March 31, 2017 was de minimis.

The fair value of the derivative liability as of March 31, 2017 was estimated using a Monte Carlo simulation model using the following assumptions:

Volatility	70%
Risk-Free Interest Rate	0.83%
Expected Term in Years	4.7 months
Dividend Rate	0.00%
Fair Value of Common Stock Share	$1.78

Prepaid Assets

Prepaid assets represent expenditures made in advance of when the economic benefit of the cost will be realized, and which will be expensed in future periods with the passage of time.

Property and Equipment, Net

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. The Company estimates a life of five to seven years for equipment and furniture and fixtures. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in results of operations. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include fixed assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the year ended March 31, 2017, the three months ended March 31, 2016 and the year ended December 31, 2015 and 2014, the Company determined that there were no triggering events requiring an impairment analysis.

Research and Development

Research and development costs are expensed as incurred and are primarily comprised of, but not limited to, external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and consultants that conduct clinical and preclinical studies, costs associated with preclinical and development activities, costs associated with regulatory operations, depreciation expense for assets used in research and development activities and employee related expenses, including salaries and benefits for research and development personnel. Costs for certain development activities, such as clinical studies, are accrued, over the service period specified in the contract and recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued expense, which are reported in prepaid assets or accounts payable and other current liabilities.

Income Taxes

Income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States, for Federal and various State jurisdictions. Significant judgments and estimates are required in the determination of the income tax expense.

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

A valuation allowance is provided when, after consideration of all positive and negative evidence that it is less likely than not that the benefit from Federal and State Net Operating Losses (NOLs) will be realizable. In recognition of this risk, the Company has provided a full valuation allowance on the deferred tax assets related to these NOL carryforwards.  The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various jurisdictions. ASC 740 “Income Taxes” states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

The Company had unrecognized tax benefits of $617,233 and $331,545 at March 31, 2017 and 2016, respectively and no unrecognized tax benefits at December 31, 2015 and 2014. Increases or decreases in such benefits would have no effect on the effective tax rate. The tax years, which currently remain subject to examination by major tax jurisdictions as of March 31, 2017 are the period January 1, 2016 through March 31, 2016, years ended December 31, 2015 and 2014 and for the period July 26, 2013 to December 31, 2013. In addition, the Company had no income tax related penalties or interest for periods presented in these consolidated financial statements. When and if the Company were to recognize interest and penalties related to unrecognized tax benefits, they would be reported in tax expense.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views their operations and manages their business in one segment.

Derivative Liabilities

Accounting standards require presentation of derivative liabilities at fair value. Derivative liabilities are adjusted to reflect fair value at the end of each reporting period, with any change in the fair value being recorded in results of operations as a component of other income or expense.

Basic and Diluted Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earning per Share”. Basic net loss per share is computed by dividing net loss attributable to the Company by the weighted average number of shares of Company common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period. During the periods presented, the calculation excludes any potential dilutive common shares and any equivalents as they would have been anti-dilutive as the Company incurred losses for the periods then ended.

Stock-based Compensation

The Company follows the authoritative guidance for accounting for stock-based compensation in ASC 718, Compensation-Stock Compensation. The guidance requires that stock-based payment transactions be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over the vesting period as services are being provided. (See Note 10, Equity Incentive Plan.)

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

The Company accounts for stock-based awards issued to non-employees in accordance with ASC 505-50, “Equity-Based Payment to Non-Employees” and accordingly the fair value of the stock options granted to non-employees is remeasured each reporting period until the earlier of: a) the performance commitment date, or b) the date the services required under the arrangement have been completed and the resulting increase or decrease in value, if any, is recognized as expense or income, respectively, during the period the related services are rendered.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation, which is intended to reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted.  The Company has chosen to early adopt ASU No. 2017-09, Compensation – Stock Compensation.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued Update No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This update is meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. This guidance is to be applied using a full retrospective method or a modified retrospective method as outlined in the guidance and is effective at the same time as Update 2014-09. Further, the Company is required to adopt this guidance at the same time that it adopts the guidance in Update 2014-09. The Company is currently evaluating the provisions of this guidance and assessing its potential impact on the Company’s financial condition and results of operations.

In January 2017, the FASB issued ASU 2017-01, amending Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business with the objective of providing a more robust framework to assist management when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year, with early application permitted. The amendments are to be applied prospectively to business combinations that occur after the effective date.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company in the first quarter of 2017 and will be applied either prospectively on the area covered in this update. The Company is currently in the process of assessing the impact of ASU 2016-09 on the Company’s consolidated financial statements and disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company has adopted this ASU during the year ended March 31, 2017.  Management has evaluated the impact of the adoption of these changes and has determined there is no material impact on the consolidated financial statements.

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except share and per share data):

	Year Ended	Three Months Ended March 31,		Year Ended
	March 31,		2015	December 31,
	2017	2016	(Unaudited)	2015	2014
Basic and diluted net loss per common share calculation
Net loss	$(15,206,781)	$(2,751,127)	$(5,601,438)	$(11,726,818)	$(2,660,677)
Weighted average common shares outstanding — basic and diluted	84,454,587	83,796,260	73,400,081	77,848,850	68,000,000
Net loss per share of common stock — basic and diluted	$(0.18)	$(0.03)	$(0.08)	$(0.15)	$(0.04)

The following outstanding securities at March 31, 2017, 2016 and 2015 (unaudited) and December 31, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	Year Ended	Three Months Ended March 31,		Year Ended
	March 31,		2015	December 31,
	2017	2016	(Unaudited)	2015	2014
Stock options	4,039,444	350,000	—	150,000	—
Warrants	4,556,038	937,651	—	476,267	—
Total	8,595,482	1,287,651	—	626,267	—

Note 4. Property and Equipment, Net.

Property and equipment, net consisted of the following:

	March 31, 2017	March 31, 2016
Machinery and equipment	$21,463	$21,463
Less: accumulated depreciation	13,928	9,647
	$7,535	$11,816

Depreciation expense was $4,281 for the year ended March 31, 2017, $1,062 and $1,074 for the three months ended March 31, 2016 and 2015, respectively, and $4,292 and $4,293 for the year ended December 31, 2015 and 2014, respectively.

Note 5. Accounts Payable and Other Current Liabilities.

Accounts payable and other current liabilities consisted of the following:

	March 31, 2017	March 31, 2016
Legal	$1,443,084	$795,478
Consulting	60,317	44,056
Accounting and auditing	69,738	143,357
Research and development	644,546	324,787
Board of Directors and Scientific Advisory Board compensation	487,500	337,500
Insurance	232,100	12,925
Other	11,183	18,815
	$2,948,468	$1,676,918

Note 6. Debt.

Insurance Note Payable

The Company entered into an agreement to finance director and officer insurance totaling $232,100 for the policy year ending in March 2017.  The balance at March 31, 2017 and March 31, 2016 was $0 and $232,100, respectively.

Bridge Notes Payable

On July 11, 2014, Tyme received $1,100,000 in proceeds from the issuance of a convertible promissory note (the “Bridge Note”) from an affiliate of GEM Global Yield Fund, LLC SCS (“GEM”). The Bridge Note bears interest at a rate of 10% per year, maturing fifteen months from the date of issue and was secured by all assets of Tyme. The Bridge Note was mandatorily convertible into Company common stock upon the closing of the PPO. To secure certain obligations relating to the Bridge Note and the then proposed merger, Tyme issued in the name of the purchaser of the Bridge Note shares of the Company’s stock which were placed into escrow shares of Company common stock. These shares were not deemed outstanding, but would either be delivered to the Bridge Note purchaser or returned to Tyme for cancellation pursuant to the terms of a Termination Shares Escrow Agreement, dated as of July 11, 2014, among Tyme, the purchaser of the Bridge Note and the escrow agent. Subsequently, such escrow concerning the Bridge Note was terminated in accordance with the applicable provisions of the Termination Shares Escrow Agreement, those shares of Company common stock were released by the escrow agent to the Company, and the Company then cancelled those shares of common stock.

On November 24, 2014, the purchaser of the Bridge Note loaned Tyme an additional $250,000. In connection with the funding of such loan, the Bridge Note was amended and restated to reflect a principal amount of $1,350,000.

On January 15, 2015, the purchaser of the Bridge Note loaned Tyme an additional $960,000. In connection with the funding of such further loan, the Bridge Note was amended and restated to reflect a principal amount of $2,310,000. On March 5, 2015, the Bridge Note was further amended and restated to the effect that the mandatory conversion feature was amended to a set fixed conversion amount such that, upon mandatory conversion, the Bridge Note purchaser would receive one share of Company common stock (each, a “Bridge Note Conversion Share”) for each $1.00 of principal of the Bridge Note outstanding as of the date of the mandatory conversion. The Company evaluated the modification to the conversion rate as an inducement to convert the Bridge Note and concluded that it provided the purchaser of the Bridge Note an incremental value of $3,465,000, which is included as interest expense on the consolidated statements of operations for the three months ended March 31, 2015 and the year ended December 31, 2015.

Derivative Liability - PPO

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

The Company has determined that this anti-dilution protection is a freestanding financial instrument that will be carried as a liability at fair value. At the time of the merger, in the quarter ended March 31, 2015, management measured this derivative at fair value and recognized a derivative liability of $376,300 on the consolidated balance sheet, with the offset recorded against additional paid-in capital. The derivative is valued primarily using models based on unobservable inputs that represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. The model incorporates various assumptions related to the Company’s stock price and ascribes a probability based on management’s expectation that such assumptions would occur. Changes in the fair values of the derivative are recognized in earnings in the current period. As of December 31, 2015, the Company determined that the likelihood of the anti-dilution provisions being met was remote based on the Company’s current stock price and the length of time remaining until maturity, and therefore, the anti-dilution protection had no value. As of March 5, 2017, the anti-dilution provisions expired without the triggering of any such protection.  The write down of the $376,300 derivative liability was recorded as other income.

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

Escrow Shares

Pursuant to the Merger Agreement, the Company would have been required to issue 1,333,333 shares of Company common stock to the Pre-Merger Company stockholders in the event that the Company conducted an offering of at least $20,000,000 at a pre-money Company valuation between $200,000,000 and $400,000,000 with such offering proceeds placed in escrow on or before the date which was five months following the consummation of the Merger. As this offering did not occur, these 1,333,333 shares were not issued. The Merger Agreement further provided that, if the pre-money valuation on which the raised funds were placed into escrow was less than $200,000,000, or if no money was raised within such five month period, up to 3,500,000 shares of Company common stock were required to be surrendered for cancellation. Such 3,500,000 shares (the “Escrowed Shares”) were placed into escrow pursuant to an Adjustment Shares Escrow Agreement entered into at the time of Merger Closing (the “Adjustment Shares Escrow Agreement”). The date on which the offering funds were required to be placed into escrow was extended under the terms of the Second Omnibus Amendment to November 5, 2015. No offering was consummated, nor were any offering funds placed into escrow. On November 10, 2015, the Company advised the escrow agent of such facts and demanded the surrender for cancellation of the 3,500,000 shares placed into escrow under the Adjustment Shares Escrow Agreement. Under the Adjustment Shares Escrow Agreement, the depositor of the Escrowed Shares had until November 18, 2015 to challenge the Company’s demand for surrender of the Escrowed Shares.

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

On February 28, 2017, we, GEM Global Yield Fund LLC SCS (on behalf of it and its affiliates, collectively, “GEM”), and CKR Law LLP (“CKR”) entered into a Confidential Settlement and Release Agreement (the “Settlement Agreement”) with respect to, among other things, (a) our complaint filed on or about January 19, 2016 and amended on April 1, 2016 against GEM with the Commercial Division of the Supreme Court of New York, New York (the “Court”) captioned Tyme Technologies, Inc. v. GEM Global Yield Fund LLC SCS and CKR Law LLP, Index No. 650250/2016, (b) GEM’s counterclaims asserted against us on or about June 20, 2016 as set forth in CKR’s and GEM’s answer to the Company’s complaint and (c) a Registration Rights Agreement involving the Company and GEM (the “RRA”), a form of which was filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2015.

Pursuant to the Settlement Agreement, GEM directed CKR to surrender to the Company the Escrowed Shares. The Company is not obligated to pay any monetary damages pursuant to the Settlement Agreement. In addition to the foregoing, the Company and GEM agreed to waive and release any claims they may have against each other with respect to the subject matter of the complaint and counterclaim described above. The parties also agreed to terminate the RRA. On March 1, 2017, the Company received the Escrowed Shares. The Company and the depositor also entered into a Stipulation of Discontinuance with Prejudice that was filed with the Court on March 2, 2017.  The Escrowed Shares were cancelled by the Company on May 25, 2017.

Registration Rights Agreement

In connection with the PPO, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchaser in the PPO and the holder of the Bridge Note, pursuant to which the Company agreed to promptly, but no later than 90 days following the maturity date of the PPO Note (such maturity date initially being 90 calendar days after the closing of the PPO), file a registration statement with the SEC (the “Registration Statement”) covering (a) all of the PPO Shares issued in the PPO, (b) the Bridge Note Conversion Shares issued upon conversion of the Bridge Note, (c) the Lower Price Shares, if any, and (d) any shares of the Company common stock issued or issuable with respect to the PPO Shares, Conversion Shares and Lower Price Shares upon any stock split, dividend or other distribution, recapitalization or similar event. The Merger Agreement provided that the Registration Statement may also cover 9% of the total number of shares issued to the Pre-Merger Tyme Stockholders in connection with the Merger. The required filing date of the Registration Statement to avoid the imposition of liquidated damages was extended by an additional 31 days pursuant to the First Omnibus Amendment.

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

Pursuant to the Settlement Agreement (as defined under “Escrow Shares”), the Registration Rights Agreement was terminated effective February 28, 2017.

Securities Purchase Agreements

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

In October 2016, the Company raised $1.47 million through a private placement of 452,314 shares of our common stock.

On March 10, 2017, the Company raised $9.2 million in gross proceeds through a private placement (“March 2017 Private Placement”) of 3,588,620 shares of our common stock and 3,588,620 common stock purchase warrants (each, a “Warrant”). Each Warrant entitles its holder to purchase one share of common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share, subject to adjustment. The warrants expire two years from the date of issuance and vest immediately. The warrants are included within additional paid-in capital on the statement of stockholders’ equity and will not be subject to remeasurement.

Investors in the March 2017 Private Placement have limited anti-dilution protection. This provision provides that if the Company were to raise certain funds before the Anti-dilution Expiry Date (defined below) at an effective average consideration and/or exercise or conversion price per share price less than $2.55 per share, subject to exceptions for issuances of certain “exempt securities,” anti-dilution protections could apply which could obligate the Company to issue additional securities to the March 2017 Private Placement investors. “Anti-dilution Expiry Date” means the earliest to occur of (i) the business day after we raise $10 million or more in one or more public or private offerings within six months of the applicable purchase date for the 2017 Private Placement Investors, or (ii) the six-month anniversary of the applicable purchase date for the 2017 Private Placement Investors. The provision has been accounted for as a derivative liability with a fair value of $378,600 and will be subject to remeasurement (see Note 2).

At March 31, 2017 4,496,504 common stock purchase warrants relating to securities purchase agreements were outstanding and exercisable.

The following summarizes the common stock warrant activity for the years ended March 31, 2017 and March 31, 2016:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at January 1, 2016	476,267	$5.00
Granted	461,384	5.00
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2016	937,651	5.00
Granted	3,618,387	3.02
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2017	4,556,038	$3.42

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

On March 15, 2017, the Company entered into a letter agreement with Ben R. Taylor, pursuant to which he became President and Chief Financial Officer of the Company effective April 3, 2017, which provides for an annual salary of $450,000 and a term which is scheduled to expire on the one-year anniversary of the effective date of the letter agreement unless earlier terminated.  The letter agreement (i) could renew for an additional one-year period unless timely notice of nonrenewal is given or the letter agreement is earlier terminated, (ii) provides for severance benefits equal to six months of salary in the event of termination by the Company without “cause” or by the executive for “good reason” (as such terms are defined in the letter agreement) and (iii) contemplates the establishment of a performance bonus opportunity based upon the achievement of performance criteria and goals approved by the Board.  Pursuant to the letter agreement, the Company granted to Mr. Taylor, effective March 27, 2017 (the “Grant Date”), a nonqualified stock option to Mr. Taylor, which enables Mr. Taylor to purchase up to 1,500,000 shares of Common Stock of the Company at an exercise price per share of $2.95. The Option vests in four equal annual installments on each anniversary of the Grant Date.

Legal Proceedings

Other than discussed below, the Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations or cash flows.

As described in Note 7, Stockholders’ Equity, the Merger Agreement further provided that, if the pre-money valuation on which the raised funds were placed into escrow was less than $200,000,000, or if no money was raised within such five month period, up to 3,500,000 shares of Company common stock were required to be surrendered for cancellation. Such 3,500,000 shares were placed into escrow pursuant to an Adjustment Shares Escrow Agreement entered into at the time of Merger Closing. The date on which the offering funds were required to be placed into escrow was extended under the terms of the Second Omnibus Amendment to November 5, 2015. No offering was consummated, nor were any offering funds placed into escrow by November 5, 2015. On November 10, 2015, the Company advised the escrow agent of such facts and demanded the surrender for cancellation of the 3,500,000 shares placed into escrow under the Adjustment Shares Escrow Agreement. Under the Adjustment Shares Escrow Agreement, the depositor of such escrowed shares had until November 18, 2015 to challenge the Company’s demand for surrender of the Escrowed Shares.

On November 17, 2015, the Company received notice from the depositor of such 3,500,000 shares disputing the grounds for the surrender for cancellation of those shares. Until resolved, by court order or otherwise, the 3,500,000 shares shall remain in escrow. In our complaint, we requested, among other things, that GEM return 3,500,000 shares to the Company that were held in escrow (the “Escrowed Shares”) pursuant to an escrow agreement executed on or about March 5, 2015 and amended on or about June 5, 2015, under which CKR was the escrow agent and held the Escrowed Shares.

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

On February 28, 2017, we, GEM Global Yield Fund LLC SCS (on behalf of it and its affiliates, collectively, “GEM”), and CKR Law LLP (“CKR”) entered into a Confidential Settlement and Release Agreement (the “Settlement Agreement”) with respect to, among other things, (a) our complaint filed on or about January 19, 2016 and amended on April 1, 2016 against GEM with the Commercial Division of the Supreme Court of New York, New York (the “Court”) captioned Tyme Technologies, Inc. v. GEM Global Yield Fund LLC SCS and CKR Law LLP, Index No. 650250/2016, (b) GEM’s counterclaims asserted against us on or about June 20, 2016 as set forth in CKR’s and GEM’s answer to the Company’s complaint and (c) a Registration Rights Agreement involving the Company and GEM (the “RRA”), a form of which was filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2015.

Pursuant to the Settlement Agreement, GEM directed CKR to surrender to the Company the Escrowed Shares. The Company is not obligated to pay any monetary damages pursuant to the Settlement Agreement. In addition to the foregoing, the Company and GEM agreed to waive and release any claims they may have against each other with respect to the subject matter of the complaint and counterclaim described above. The parties also agreed to terminate the RRA. On March 1, 2017, the Company received the Escrowed Shares. The Company and the depositor also entered into a Stipulation of Discontinuance with Prejudice that was filed with the Court on March 2, 2017.

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

Legal

The Company was provided legal service by Drinker, Biddle & Reath LLP (“DBR”).  A partner of DBR is a Board of Director member and received, and is entitled to receive, equity compensation payable to non-employee directors generally under the 2016 Director Plan.  See note 10 below concerning the 2016 Director Plan.  During the year ending March 31, 2017, the three months ended March 31, 2016 and 2015 (unaudited), and the years ended December 31, 2015 and 2014, approximately $1,477,000, $111,000, $0, $0, and $0, respectively, have been incurred as legal expenses associated with DBR, and the Company had approximately $1,303,000 and $94,000 in accounts payable and accrued expenses payable to DBR at March 31, 2017 and March 31, 2016, respectively.

Note 10. Equity Incentive Plan.

On March 5, 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved, the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). A reserve of 10,000,000 shares of Company common stock has been established for issuance under the 2015 Plan. No more than an aggregate of 3,333,333 shares of common stock may be awarded during the twelve month period starting March 5 of each succeeding year. Awards under the 2015 Plan may include, but need not be limited to, one or more of the following: options, stock appreciation rights, restricted stock, performance grants, stock bonuses, and any other type of award deemed by the administrator to be consistent with the purposes of the 2015 Plan. The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of the Company common stock as determined on the date of the grant and have a term of no greater than ten years from the date of grant. As of March 31, 2017, there were 5,832,718 shares available for grant under the 2015 Plan.

On May 9, 2016, the Board approved the establishment of a stock option plan for non-executive members of the Board (the “2016 Director Plan”), which includes: (i) (A) for current members, an immediate stock option grant of 25,000 shares at fair market value (as defined in the 2016 Director Plan to generally mean the closing stock price per share on the date of grant); or (B) for future members initially appointed, an immediate stock option grant of 25,000 shares at fair market value; and (ii) beginning with the 2017 annual meeting, for members who are reelected as members of the Board, an annual stock option grant of 10,000 shares at fair market value. Each of these stock option awards will vest 50% on the date of grant and 50% on the first anniversary of the date of grant. These stock option awards are in addition to the annual payment of $50,000 in cash fees to non-employee directors.

Stock Options

As of March 31, 2017, there was approximately $13,375,000 of total unrecognized compensation related to non-vested stock options.   The cost is expected to be recognized over the remaining weighted average remaining service period of four years.

During the year ended March 31, 2017, the three months ended March 31, 2016 and 2015 (unaudited), and the year ended December 31, 2015 and 2014, approximately $7,725,000, $1,137,000, $0, $811,000, and $0, respectively, have been recognized as stock based compensation.  During the year ended March 31, 2017, the three months ended March 31, 2016 and 2015 (unaudited), and the year ended December 31, 2015 and 2014, approximately $5,100,000, $1,137,000, $0, $811,000, and $0 have been recognized in general and administrative expense.  During the year ended March 31, 2017 approximately $2,625,000 have been recognized in research and development expense.  There was no such expense recorded in research and development expense for the three months ended March 31, 2016 and 2015 (unaudited), and the years ended December 31, 2015 and 2014.

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

The assumptions utilized to estimate the fair  value of stock options granted are presented in the following table:

	Year Ended	Three Months Ended March 31,		Year Ended
	March 31,		2015	December 31,
	2017	2016	(Unaudited)	2015	2014
Risk free interest rate	1.57% - 2.49%	1.4%	N/A	1.65%	N/A
Expected volatility	80.74% - 92.33%	79.0%	N/A	82.9%	N/A
Expected term	5 - 10 years	5 years	N/A	5 years	N/A
Dividend yield	0.0%	0.0%	N/A	0.0%	N/A

The following is a summary of the activity of the Company’s stock options under the 2015 Plan and 2016 Director Plan as of March 31, 2017:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2016	350,000	$9.61
Granted	4,045,000	$6.19
Exercised	—	$—
Forfeited/Cancelled	(355,556)	$10.02
Outstanding at March 31, 2017	4,039,444	$6.15
Options exercisable at March 31, 2017	1,346,389	$7.56

Weighted-average grant date fair value of options granted during the year ended March 31, 2017 is $5.34.

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Price	Number Outstanding at March 31, 2017	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at March 31, 2017	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$1.93 - $7.75	4,039,444	$6.15	9.25	$16,000	1,346,389	$7.56	8.51	$16,000

The intrinsic value is calculated as the excess of the market value of March 31, 2017 over the exercise price of the options is approximately $16,000. The market value as of March 31, 2017 was $2.88 as reported by the OTC Market, Inc.

Stock Grants

On March 10, 2015, the Company adopted an independent director compensation policy and also adopted a compensation policy with respect to a special advisor to the Company’s board of directors. Under such independent director compensation policy, each of those directors meeting the NASDAQ stock market definition of independent director is entitled to receive annual compensation in the amount of $100,000, one-half to be paid in cash on a quarterly basis, in arrears, and the remaining one-half of the compensation to be paid in the form of Company common stock on a quarterly basis, in arrears, with the shares valued at the closing sale price of the Company common stock on the last trading day of the applicable quarterly period. The special advisor at such time was being compensated in the same manner as the independent directors. Effective as of September 30, 2015, the Company established a Scientific and Medical Advisory Board and a compensation policy for the advisory board’s members, substantially identical to the compensation policy described above in this paragraph for the Company’s independent directors, was adopted. In May 2016, the Company replaced the stock component of the previous independent director compensation policy with the 2016 Director Plan and the Company likewise has determined to extend similar awards to the special advisor and members of the Scientific and Medical Advisory Board.

The Company’s compensation expense for stock awards was $112,500, $100,000, $50,000, $325,000 and $0 for the years ended March 31, 2017, three months ended March 31, 2016 and 2015 (unaudited), and the year ended December 31, 2015, and 2014, respectively.  The accrued expense for stock awards earned but not yet issued is $112,500 and $100,000 at March 31, 2017 and March 31, 2016, respectively.

The Company’s compensation expense for cash awards was $262,500, $100,000, $50,000, $325,000 and $0 for the years ended March 31, 2017, three months ended March 31, 2016 and 2015 (unaudited), and the year ended December 31, 2015 and 2014, respectively.  The accrued expense for cash awards was $375,000 and $237,500 at March 31, 2017 and March 31, 2016, respectively.

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

The Company’s loss before income taxes was $15,206,781, $2,751,127, $5,601,438, $11,726,818, and $2,660,677 for the year ended March 31, 2017, three months ended March 31, 2016 and 2015 (unaudited), and year ended December 31, 2015 and 2014, respectively, and was generated entirely in the United States.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	Year Ended	Three Months Ended March 31,		Year Ended
	March 31,		2015	December 31,
	2017	2016	(Unaudited)	2015	2014
Net operating loss carryforward	$5,747,394	$$4,443,724	$$1,730,737	$4,316,110	$1,330,660
Research and development credit carryforward	310,727	238,449	—	198,490	—
Stock options - NQSOs	3,178,381	—	—	—	—
Accruals	803,242	142,640	—	—	—
Other temporary differences	6,568	6,878	(3,702)	62,928	—
Gross deferred tax assets	10,046,312	4,831,691	1,727,035	4,577,528	1,330,660
Deferred tax valuation allowance	(10,046,312)	(4,831,691)	(1,727,035)	(4,577,528)	(1,330,660)
Net deferred taxes	$—	$—	$—	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2017. The valuation allowance increased by $5,214,621 for the period April 1, 2016 through March 31, 2017 due primarily to the generation of net operating losses during the period and filing in additional jurisdictions.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended	Three Months Ended		Year Ended
	March 31,	March 31,		December 31,
	2017	2016	2015	2015	2014
U.S. statutory income tax rate	34%	34%	34%	34%	35.0%
State income taxes, net of federal benefit	—	4.9	6.0	7.9	5.0
Stock options	—	(14.1)	—	—	—
Permanent differences	—	—	—	(12.8)	—
Non-deductible transaction costs	—	—	(6.0)	—	—
Bond premium on repurchase	—	—	(20.0)	—	—
Tax rate change	(5.4)	(21.7)	—	—	—
Provision to return true-up	7.3	15.6	(7.0)	8.0	—
R&D credit carryforwards	0.8	1.5	—	1.8	—
Valuation allowance	(36.7)	(20.2)	(7.0)	(38.9)	(40.0)
Effective tax rate	—%	—%	—%	—%	—%

As of March 31, 2017, the Company had U.S. federal net operating loss carryforwards of $16,904,097 net of uncertain tax positions, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2033. As of March 31, 2017, none of the Company’s state net operating losses have value due to the apportionment rule in the states where state income tax returns are currently filed.  . As of March 31, 2017, the Company had federal research and development tax credit carryforwards of $310,727, available to reduce future tax liabilities which will begin to expire at various dates starting in 2030.

Under the provisions of the Internal Revenue Code, the NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financing transactions since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended	Three Months Ended		Year Ended
	March 31,	March 31,		December 31,
	2017	2016	2015	2015	2014
Gross unrecognized tax benefits at beginning of year	$331,545	$—	$—	N/A	N/A
Increases in tax positions for current period	285,688	331,545	—	N/A	N/A
Gross unrecognized tax benefits at end of year	$617,233	$331,545	$—	N/A	N/A

As of March 31, 2017, the Company had $617,233 of unrecognized tax benefits, which were offset with the net operating loss and valuation allowance on the consolidated balance sheet. None of the gross unrecognized tax benefits would affect the effective tax rate at March 31, 2017, if recognized. In addition, the Company did not record any penalties or interest related to uncertain tax positions for the periods presented in these consolidated financial statements.

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

Note 12. Quarterly Information (unaudited)

	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Fiscal Year Ended March 31, 2017
Operating expenses:
Research and development	$1,585,540	$1,130,468	$1,745,681	$1,649,898
General and administrative	4,425,786	1,990,471	1,245,268	1,433,669
Total operating expenses	6,011,326	3,120,939	2,990,949	3,083,567
Loss from operations	(6,011,326)	(3,120,939)	(2,990,949)	(3,083,567)

Loss before income taxes	(6,011,326)	(3,120,939)	(2,990,949)	(3,083,567)
Income tax expense	—	—	—	—
Net loss	(6,011,326)	(3,120,939)	(2,990,949)	(3,083,567)

Basic and diluted loss per common share	$(0.07)	$(0.04)	$(0.04)	$(0.04)

Basic and diluted weighted average shares outstanding	84,119,728	84,177,838	84,517,074	85,089,905

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Fiscal Year Ended March 31, 2016
Operating expenses:
Research and development	$514,317	$790,692	$1,357,394	$1,161,563	$808,472
General and administrative	1,583,820	959,594	958,922	1,273,470	1,942,655
Total operating expenses	2,098,137	1,750,286	2,316,316	2,435,033	2,751,127
Loss from operations	(2,098,137)	(1,750,286)	(2,316,316)	(2,435,033)	(2,751,127)

Interest expense	3,503,301	—	—	—	—
Other income	—	—	—	(376,255)	—

Loss before income taxes	(5,601,438)	(1,750,286)	(2,316,316)	(2,058,778)	(2,751,127)
Income tax expense	—	—	—	—	—
Net loss	(5,601,438)	(1,750,286)	(2,316,316)	(2,058,778)	(2,751,127)

Basic and diluted loss per common share	$(0.08)	$(0.02)	$(0.03)	$(0.03)	$(0.03)

Basic and diluted weighted average shares outstanding	73,400,081	86,007,313	86,013,196	82,189,523	83,796,260

On October 27, 2016, the Board of Directors of Tyme Tech approved a change in fiscal year end from December 31 to March 31 of each year. As a result of the change in fiscal year, Tyme Tech filed with the Securities and Exchange Commission (“SEC”) a transition report on Form 10-QT on November 8, 2016 (the “Transition Report”) reporting the results for the three months periods ending March 31, 2016 and March 31, 2015 (unaudited) . As a result of an audit of the financial statements for the Transition Report, certain adjustments were made to the condensed consolidated financial statements contained in the Transition Report compared to what was reported on the Company’s Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 10, 2016. The Company evaluated the materiality of these adjustments and concluded that they were not material, individually or in the aggregate, to any of the previously issued financial statements.

Note 13. Subsequent Events.

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of consolidated financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Between April 1 and April 18, 2017, the Company raised approximately $2,700,000 in gross proceeds through a private placement of 1,069,603 shares of common stock and 1,069,603 warrants, each of which entitles its holder to purchase one share of Common Stock at $3.00 per share, subject to adjustment. The Company also received $150,000, payment on stock subscription receivable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with either Grant Thornton LLP or WithumSmith+Brown, PC.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Principal Executive Officer and Principal Financial Officer have concluded that at March 31, 2017, due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective. We intend to implement remedial measures designed to address these material weaknesses.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date due to the material weakness described below, our disclosure controls and procedures were not effective for the reasons set forth below. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be presented or detected on a timely basis.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

•	inadequate segregation of duties consistent with control objectives; and

•	ineffective controls over period end financial disclosure and reporting processes, including inadequate management oversight of outside accounting firm.

The aforementioned material weaknesses were identified by Messrs. Hoffman and Taylor in connection with their review of our financial statements as of March 31, 2017. In addition, our management noted further internal control deficiencies, including those relating to segregation of duties over cash disbursements and the prompt analysis of the financial impact of all transactions to which we are a party.

Our management believes that the material weaknesses set forth above did not have an effect on our financial results.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

•

We retained an accounting and financial reporting advisory firm with significant experience with publicly held companies to assist management in the accounting function and with implementing and enhancing our internal controls over financial reporting. As we secure additional working capital, we will create additional positions in order to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function.

•

We intend to initiate periodic meetings with our outside accounting firm to discuss operating results, significant transactions, conclusions reached regarding technical accounting matters and financial reporting disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We recently hired a full-time Chief Financial Officer, we intend to conduct a full analysis of our controls and procedures, segregate duties regarding processing disbursements, enact procedures aimed at timely and effectively maintaining our books and records and financial statement preparations, establish further procedures for analyzing both financial and transactional activities including verifying that all amounts are properly recorded, and take other appropriate steps aimed at giving us reasonable assurance that required disclosures are properly included and amounts properly presented in our financial statements. We anticipate that a number of changes in our financial controls and procedures will be made in the ensuing periods.

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

(a)           DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1.            FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2017, March 31, 2016

Consolidated Statements of Operations for the year ended March 31, 2017; the three months ended March 31, 2016 and March 31, 2015 (unaudited); and the years ended December 31, 2015 and December 31, 2014

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended March 31, 2017 and March 31, 2016; and the years ended December 31, 2015 and December 31, 2014.

Consolidated Statements of Cash Flows for the years ended March 31, 2017, March 31, 2016, March 31, 2015, December 31, 2015 and December 31, 2014.

Notes to Consolidated Financial Statements as of March 31, 2017 and March 31, 2016 and December 31, 2015 and December 31, 2014.

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
3.6

Form of Warrant Certificate, dated as of February 2, 2016. [Incorporated by reference to Exhibit A to the Form of Securities Purchase Agreement, dated as of February 2, 2016, filed as Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: February 2, 2016), filed with the SEC on February 8, 2016.]

Exhibit
Number	Description
3.7

Form of Warrant Certificate, dated as of December 18, 2015, between Tyme Technologies, Inc. and the purchaser parties thereto. [Incorporated by reference to Exhibit A to the Form of Securities Purchase Agreement, dated as of December 18, 2015, filed as Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: December 23, 2015), filed with the SEC on December 30, 2015.]

3.8	Form of Warrant. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: March 21, 2017), filed with the SEC on March 22, 2017.]
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

10.6†

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

10.9†

Employment Agreement, dated as of March 5, 2015, between Tyme Technologies, Inc. and Michael Demurjian. [Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.10	Please see Exhibit 3.7.
10.11†*	Employment Letter Agreement, dated as of March 15, 2017, between Tyme Technologies, Inc. and Ben R. Taylor.
10.12†*	Option Agreement, dated as of March 27, 2017, between Tyme Technologies, Inc. and Ben R. Taylor.
21.1*	List of Subsidiaries
24.1*	Power of Attorney (Included in Signature Page of Form 10-K)
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.
32.1*	Rule 1350 Certification of Chief Executive Officer.
32.2*	Rule 1350 Certifications of Chief Financial Officer.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

† Management contract or compensatory plan or arrangement

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 12, 2017

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Steve Hoffman, Michael Demurjian or Ben R. Taylor as his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Hoffman	Chief Executive Officer and Director	June 12, 2017
Steve Hoffman	(Principal Executive Officer)

/s/ Michael Demurjian	Chief Operating Officer and Director	June 12, 2017
Michael Demurjian

/s/ Ben R. Taylor	Chief Financial Officer and President	June 12, 2017
Ben R. Taylor	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gerald Sokol	Director	June 12, 2017
Gerald Sokol

/s/ Paul L. Sturman	Director	June 12, 2017
Paul L. Sturman

/s/ David Carberry	Director	June 12, 2017
David Carberry

/s/ Timothy C. Tyson	Director	June 12, 2017
Timothy C. Tyson

/s/ James Biehl	Director	June 12, 2017
James Biehl