Form 10-K/A
period 2017-03-31
TYME TECHNOLOGIES, INC.
filed 2017-07-28
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38169

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

(Note: The registrant had a Form 8-A declared effective on July 28, 2017, which obligates it to file reports required by Section 13(d) under the Securities and Exchange Act of 1934)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

(Note: The registrant was a voluntary filer of reports during the most recent fiscal year covered by this report and filed during the 12 months preceding March 31, 2017, and in the twelve preceding months, all reports required and all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act if the registrant had been subject to one of such sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging Growth Company ☒

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter). Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2017
Common stock, $0.0001 par value per share	89,321,067 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Tyme Technologies, Inc. (referred to as “we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on June 12, 2017 (the “Original Form 10-K”). Unless the context indicates otherwise, references to the Company or similar terms includes our direct and indirect wholly-owned subsidiaries, Tyme, Inc. (“Tyme”), and Luminant Biosciences, LLC (“Luminant”). On March 5, 2015, Tyme merged into a subsidiary of the Company and was the surviving corporation in such merger (the “Merger”) and, as a result, became a direct, wholly-owned subsidiary of the Company. The purpose of this Form 10-K/A is to replace Part III, Item 10 through Item 14, previously intended to be incorporated by reference to the Company’s definitive proxy statement filed pursuant to Regulation 14A in connection with the Company’s 2017 Annual Meeting of Stockholders. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, the Company is including with this Form 10-K/A certain new certifications by its principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as set forth above, the Company has not modified or updated disclosures presented in the Original Form 10-K to reflect events or developments that have occurred after the date of the Original Form 10-K. This Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Original Form 10-K.

TYME TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K/A

-i -

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are the names of and certain information (as of July 24, 2017) regarding our current executive officers and our Board of Directors:

Name	Age	Position(s)	Date Elected to Our Board of Directors
Steve Hoffman	55	Director, Chief Executive Officer and Chief Science Officer	March 5, 2015 *
Michael Demurjian	53	Director, Chief Operating Officer and Executive Vice President	March 5, 2015 *
Dr. Giuseppe Del Priore	55	Chief Medical Officer	N/A
Ben R. Taylor	40	President and Chief Financial Officer	N/A
Dr. Gerald Sokol	74	Director	March 10, 2015
Timothy C. Tyson	65	Director	March 10, 2015
Paul L. Sturman	56	Director	March 2, 2017
James Biehl	53	Director	March 30, 2017
David Carberry	64	Director	March 30, 2017

*	Messrs. Hoffman and Demurjian served as the sole directors of Tyme, Inc. (or Tyme, our subsidiary) since its formation on July 26, 2013 and have served as directors of the Company since the completion of the Merger on March 5, 2015.

Our directors are elected at our annual stockholders’ meetings, and each will serve until the next annual meeting of our stockholders and until their respective successors are elected and qualified. Directors are to be elected by a plurality of the votes cast at the annual meeting of our stockholders and hold office until the expiration of the term for which elected, until a successor has been elected and qualified.

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

The principal occupation and business experience during the past five years for our executive officers and directors are as follows:

Steve Hoffman has served as Chief Executive Officer of Tyme since its formation in July 2013 and as a manager of Luminant since its formation in September 2011. In such roles and continuing with his current position as Chief Executive Officer and Chief Science Officer of our Company, he supervises the development of our product candidates. He has over 25 years of holding a variety of senior management positions with companies in the chemistry, aerospace and laser optics fields. Prior to the establishment of Luminant, Mr. Hoffman was a co-founder and, from 1993 to 2007, Chief Technology Officer of Mikronite Technologies Group Inc., a developer, licensor and marketer of material surfacing technologies for various manufacturing processes and applications. At Mikronite, Mr. Hoffman supervised its implementation of proprietary technology. His efforts on behalf of Mikronite were recognized by The Home Depot and Lowe’s with a Best New Product award and an Innovative Technology award from the New Jersey Manufacturers Association. Mr. Hoffman attended New York University and Rutgers University with a concentration in mechanical engineering from 1980 to 1984 and continued his studies under the direct supervision of the chairman of the physics department at the University of Michigan specializing in physics and electro-optics.

Michael Demurjian has served as Chief Operating Officer of Tyme since its formation in July 2013 and as a manager of Luminant since its formation in September 2011. In such roles and continuing with his position as Chief Operating Officer and Executive Vice President of our Company, he leads the teams in studies and data collection activities for our submissions to regulatory authorities, including the FDA. Prior to the establishment of Luminant, Mr. Demurjian was a co-founder and, from 1993 to 2007, Director of Marketing of Mikronite Technologies Group, Inc., a developer, licensor and marketer of material surfacing technologies for various manufacturing processes and applications. At Mikronite, Mr. Demurjian established all marketing activities and functions, marketing research and analysis, marketing strategy, implementation planning, project, process and vendor management organizational management and leadership. His efforts on behalf of Mikronite were recognized by The Home Depot and Lowe’s with a Best New Product award and an Innovative Technology award from the New Jersey Manufacturers Association. Mr. Demurjian received a BA in Economics from New York University in 1986.

Ben R. Taylor joined the Company as President and Chief Financial Officer in April of 2017. He has over 18 years of life sciences experience in investment banking and emerging growth companies. He joined Tyme from Barclays Capital Inc., where he had been the Head of Commercial Pharma since February 2016. Prior to Barclays, Mr. Taylor spent ten years at Goldman, Sachs & Co. in various positions of increasing responsibility, most recently as Head of Emerging Pharma from August 2013 to February 2016 and Co-Head of Chinese and Southeast Asian Healthcare from January 2012 to July 2013. Mr. Taylor has extensive experience in pharmaceutical business models, financing and strategic transactions, with a focus on developmental and midcap biopharma. In addition to investment banking, he also spent two years at a medical diagnostic start-up leading finance and business development functions.

Dr. Giuseppe Del Priore joined the Company as Chief Medical Officer in November of 2015. Prior to joining the Company, he served as founding National Director of Gynecologic Oncology at the Cancer Treatment Centers of America (CTCA) from October 2013 to July 2015 and as its Southeastern Regional Director from October 2013 to November 2015. Dr. Del Priore also served on our Advisory Board from April 2015 to November 2015. Prior to CTCA, from January 2010 to December 2013, Dr. Del Priore was a tenured Distinguished Professor and Director of Gynecologic Oncology at the Indiana University School of Medicine in Indianapolis, where he directed its gynecologic oncology fellowship program and continued to teach for years later. He previously also served as Director of Gynecologic Oncology at New York University Downtown Hospital, Montefiore Medical Center, and Bellevue Hospital in New York City, as well as Assistant Director of Gynecologic Oncology at New York University School of Medicine. Dr. Del Priore earned his Doctor of Medicine with Distinction in Research from State University of New York Downstate Medical Center in Brooklyn and was valedictorian of his medical school class. He studied at The City University of New York’s Brooklyn College in a combined Bachelor of Arts/Doctor of Medicine Program, earning both degrees in seven years. Dr. Del Priore graduated magna cum laude with a Bachelor of Arts in Philosophy. He received his Master of Public Health in Biostatistics and Epidemiology from the University of Illinois at Chicago and completed other training at Northwestern University, Memorial Sloan Kettering, and the University of Rochester. U.S. News and World Report, Castle-Connelly, and others named Dr. Del Priore one of its “Best Doctors” multiple times. He is an active researcher and prolific writer. He has authored and published more than 200 papers, book chapters and abstracts and written three books. He has served on several committees and organizations, including current appointments at the Society of Gynecologic Oncologists; and previously the Gynecologic Oncology Group, a National Cancer Institute Cooperative Group. He is also an examiner for the American Osteopathic Association Board of Obstetrics and Gynecology, Gyn Oncology subspecialty section.

Gerald H. Sokol, MD, MSc, FCP, attained his medical degree from Indiana University’s Combined Degree Program in Experimental Medicine with a Master’s Degree in Pharmacology and an MD. He interned in Medicine at Temple University and attended the U.S. Public Health Service Hospital in affiliation with the National Cancer Institute, Johns Hopkins and the University of Maryland completing training in Internal Medicine. He then completed training at the Massachusetts General Hospital, Harvard Medical School in Radiation Oncology, Medical Oncology and Clinical Pharmacology attaining Board Certification in Internal Medicine, Medical Oncology, Radiation Oncology, Clinical Pharmacology, and later Quality Assurance and Utilization Review. He also is certified in Skin Cancer Medicine from the University of Queensland. Dr. Sokol has been Chief of Radiation Oncology at the University of South Florida’s Tampa General Hospital and has built or contributed to building over ten cancer centers. He is a board member and partner of Florida Cancer Specialists and Research Institute. Dr. Sokol is a decorated retired Captain in the US Navy and served as Commanding Officer of the unit at the Uniformed Services University. Dr. Sokol currently holds professorships in Medicine and Pharmacology at that institution. While maintaining a medical practice, Dr. Sokol served on the review staff of the FDA for over 27 years as a senior regulatory scientist and officer, composing over 300 white papers, IND and NDA reviews and opinion papers. Dr. Sokol has authored or coauthored over 100 books, book chapter, abstracts and papers on a multitude of clinical issues. He is a lifetime fellow and board member of the American Cancer Society and a fellow of the American College of Clinical Pharmacology.

Timothy C. Tyson is currently Chairman and CEO of Avara Pharmaceutical Services and Chairman at Icagen Inc. He served as Chief Executive Officer and Executive Chairman of Aptuit from 2008 to 2012 and non-executive Chairman from 2012 to 2016. Mr. Tyson served as the Chief Executive Officer of Valeant Pharmaceuticals International (formerly, ICN Pharmaceuticals Inc.) from January 1, 2005 to February 1, 2008. He served as President of Valeant Pharmaceuticals International from November 2002 to February 1, 2008 and served as its Chief Operating Officer from November 2002 to December 2004. He served as President of Global Manufacturing and Supply for GlaxoSmithKline plc. from June 1998 to November 2002. From 1997 to 1998, Mr. Tyson served as GlaxoSmithKline’s Vice President and General Manager of Business Operations. During his 14-year tenure at GlaxoSmithKline, he served in a variety of roles with broad international and domestic responsibilities, including significant management experience running two divisions: Glaxo Dermatology and Cerenex Pharmaceuticals. He was responsible for managing all sales and marketing for the U.S. operations, where he launched over 30 new products. Prior to his tenure at GlaxoSmithKline, Mr. Tyson served in a number of executive positions at Bristol-Myers Company in Operations and Research and Development. Prior to his tenure at Bristol-

Myers, he served as a Manufacturing Manager for Procter & Gamble. He served as an Officer in the United States Army from 1974 to 1979 and spent 14 years in the United States Army Reserves. He has been Independent Non-Executive Chairman of Icagen, formerly Caldera Pharmaceuticals, since April 1, 2014 and has been a director since October 2013. He served or serves as Director for: the Pharmaceutical Research and Manufacturing Association; BICOM; the Chief Executive Officer Roundtable for the University of California at Irvine; the Dean’s Executive Forum at Cal State Fullerton; the Chief Executive Officer Council on Cancer; the Health Sector Advisory Board at Duke University; the Leadership Forum of the International Society of Pharmaceutical Engineers and as a visiting lecturer at Cambridge University. He served as a Director of Valeant Pharmaceuticals International from 2004 to February 1, 2008. In 2002, Mr. Tyson received a Bicentennial Leadership Award from the United States Military Academy at West Point and was named 2007 Alumnus of the Year at Jacksonville State University. Mr. Tyson received a Master in Business Administration and Master in Public Administration from Jacksonville State University in 1979 and 1976, respectively. He is also a 1974 graduate of the United States Military Academy at West Point.

Paul L. Sturman has worked in the healthcare industry in a variety of leadership positions. Mr. Sturman worked at Pfizer from January 2009 to September 2014 where he ran the Global Consumer Healthcare division, one of the largest over-the-counter healthcare products companies in the world. He also previously served at Johnson & Johnson from January 2007 to December 2008 as President of its North American Consumer Health division as well as numerous leadership roles in marketing, brand, and sales management with Warner Lambert. Mr. Sturman also briefly served as President and CEO of NJOY, Inc. (“NJOY”) from January 2015 to July 2016. On September 16, 2016, NJOY filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court in Delaware. He is a member of the Board of Trustees of the Foundation for Morristown Medical Center, which works to advance healthcare for patients by preserving and expanding programs and services in patient care, clinical research, medical and public health education, and preventive medicine.

David Carberry is a retired healthcare financial executive with over 40 years of experience in the industry. Most recently, from April 2012 to June 2016 Mr. Carberry was the Chief Financial Officer of Excellis Health Solutions, LLC, a consulting and software solutions company focused on the healthcare industry. Prior to that, Mr. Carberry was Chief Financial Officer of Aldagen, a biopharmaceutical company, from 2008 to 2011. Mr. Carberry also served in a number of financial oversight roles within Johnson & Johnson and related divisions between 1981 and 2008, including Vice President, Finance of Independence Technology L.L.C., Johnson & Johnson/Merck Consumer Pharmaceuticals, a joint venture, and Vice President, Finance of Johnson Health Care Systems, Inc., a healthcare account management and business services provider.

James Biehl has been a partner at the law firm of Drinker Biddle & Reath LLP in Princeton, New Jersey since 1989 in the Corporate and Securities group. As a corporate lawyer with over 25 years of experience representing public and private companies with structuring, negotiating and managing sophisticated securities and corporate transactional matters, he has extensive experience with federal and state securities laws, public debt and equity financings, mergers and acquisitions, corporate venture transactions, joint ventures and strategic alliances, emerging company formation and management, and corporate governance matters. Jim’s industry experience includes representing big pharma, healthcare systems, healthcare consulting firms, consumer products, and medical device companies.

Involvement in Certain Legal Proceedings

Other than as discussed above under “Directors and Executive Officers,” regarding Mr. Sturman’s tenure at NJOY, Inc., none of our directors or executive officers has been involved in any bankruptcy petition filed during the past ten years by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. None of our directors or executive officers has been involved in any of the following events during the past ten years:

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (“SEC”) or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law and the judgment has not been reversed, suspended or vacated.

Family Relationships

There are no family relationships among our directors or executive officers.

Board Committees

We have established an audit committee but have not established a compensation, nominating or any other committee of our board of directors. Our board may designate from among its members an executive committee and/or one or more other committees in the future and adopt appropriate charters for such committees. Further, we do not have a policy with regard to the consideration of any director-candidates recommended by our stockholders. To date, no stockholder has made any such recommendation. Outside of the audit committee function, our entire board performs all functions that could otherwise be performed by committees. See “Audit Committee; Audit Committee Financial Expert.” We intend to address in the future the establishment of various board committees, including the possible creation of separate compensation and nominating and corporate governance committees.

Audit Committee; Audit Committee Financial Expert

Our audit committee oversees our audits and auditing procedures. Our Audit Committee currently consists of Timothy C. Tyson, Paul L. Sturman, and David Carberry. Mr. Carberry is our Audit Committee Chair and Financial Expert.

Compensation Committee Interlocks and Insider Participation

We have no separate compensation committee at this time. None of our executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as director of our Company.

Compliance with Section 16(a) of the Exchange Act

Our common stock was not registered pursuant to Section 12 of the Exchange Act as of July 24, 2017. Accordingly, our officers, directors and principal shareholders were not, prior to such date, subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Stockholder Communications Regarding Director Candidates

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Director Independence

As of July 24, 2017, we were not subject to listing requirements of any national securities exchange or inter-dealer quotation system that has requirements that a majority of the board of directors of a listed/quoted company is “independent” and, as a result, we were not at that time required to have our Board comprised of a majority of “independent directors.” However, we believe that each of our non-employee directors as of July 24, 2017 meets the Nasdaq Stock Market definition of independent director.

Advisory Board

We have established an Advisory Board, currently consisting of three persons with experience in the oncology, pharmaceutical and health industries and/or the regulatory process affecting such industries, to provide our management team with advice on various topics involving our research and development activities. Such advice is given individually or as a group, at meetings organized by us or individually, in person or by telephone, in each case subject to their availability and their individual obligations to their employers and clients. Our Advisory Board Members are set forth below.

Tommy G. Thompson currently is the Chairman and Chief Executive Officer of Thompson Holdings, and former United States Health and Human Services (HHS) Secretary and four-term Governor of Wisconsin. Governor Thompson, through his work at Thompson Holdings, continues to develop innovative solutions to the health care challenges facing American families, businesses, communities, states and the nation as a whole. These efforts focus on improving the use of information technology in hospitals, clinics and doctors’ offices; promoting healthier lifestyles; strengthening and modernizing Medicare and Medicaid; and expanding the use of medical diplomacy around the world. From 2005 until 2009, Governor Thompson served as a senior advisor at the consulting firm Deloitte LLP and was the founding independent chairman of the Deloitte Center for Health Solutions, which researches and develops solutions to some of our nation’s most pressing health care and public health related challenges. From 2005 to early 2012, Governor Thompson served as a senior partner at the law firm of Akin, Gump, Strauss, Hauer, & Feld LLP. Governor Thompson served as Chairman of the Board of Directors of Logistics Health, Inc. from January 2011 to May 2011, and served as President from February 2005 to January 2011. He currently serves on the Board of Directors of the following public companies: Physicians Realty Trust and TherapeuticsMD, Inc., each as Chairman of the Board of Directors; and Centene Corporation, C.R. Bard, Inc., and United Therapeutics Corporation.

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

Dr. William Oh

Dr. William Oh is a physician who focuses on the management of genitourinary malignancies, including prostate, renal, bladder and testicular cancers. He is Chief of the Division of Hematology and Medical Oncology and Associate Director for Clinical Research for The Tisch Cancer Institute at the Icahn School of Medicine at Mount Sinai, where he has been since 2009. Prior to joining Mount Sinai in 2009, Dr. Oh worked at the Dana-Farber Cancer Institute, where he was the founding Chair of the Data and Safety Monitoring Committee for Phase I/II Trials at the Dana-Farber/Harvard Cancer Center as well as Harvard Medical School for 14 years. Dr. Oh received his medical degree from New York University School of Medicine. He completed his internship and residency in internal medicine at Brigham and Women’s Hospital in Boston. Dr. Oh subsequently completed a fellowship in medical oncology at the Dana-Farber Cancer Institute in 1997. Dr. Oh’s research interests include novel biomarkers and therapeutics in advanced prostate cancer. A leading investigator in the use of systemic treatments for prostate cancer, he has served as the principal investigator of multiple clinical trials in prostate and other genitourinary cancers. In addition, he developed large clinical databases and specimen repositories for genitourinary cancers at both Harvard and Mount Sinai.

Item 11.	Executive Compensation.

General

The following table sets forth, with respect to our fiscal years ended March 31, 2017 and December 31, 2015, all compensation earned by or paid to all persons who served as Chief Executive Officer of our Company at any time during such periods, and up to two of such other executive officers for such periods whose total annual salary and bonus earned during any such annual period exceeded $100,000 (collectively, our “Named Executive Officers”).

Except as noted below, no compensation in the form of stock, options or other equity were granted or issued to any of the persons set forth in the following table during the periods indicated as compensation.

Summary Compensation Table

Name and Principal Position	Year (1)	Salary	Option Awards (2)	All Other Compensation (3)	Total
Steve Hoffman, CEO (4)	2017	$450,000	$3,785,000	$11,000	$4,246,000
	2015	$455,900	$0	$151,000	$606,900
Michael Demurjian, COO (5)	2017	$450,000	$3,785,000	$28,500	4,263,500
	2015	$457,600	$0	$243,000	$700,600
Robert Dickey, former CFO (6)	2017	$158,333	$3,185,590	$0	3,343,923
	2015	$457,600	$767,700	$0	$1,225,300

(1)	On October 27, 2016, the Board of Directors of our Company approved a change in fiscal year end from December 31 to March 31 of each year. As a result of the change in fiscal year, our Company filed with the Securities and Exchange Commission (“SEC”) a transition report on Form 10-QT on November 8, 2016 (the “Transition Report”). As a result of this change, the data depicted for each year listed in the table above covers the twelve-month periods ended March 31, 2017 and December 31, 2015. Salary and total compensation (as calculated in accordance with the table above) for the resulting three-month interim period from January 1, 2016 through March 31, 2016, which is not covered by or depicted in the table above, were as follows: Mr. Hoffman $112,500 and 112,500; Mr. Demurjian $112,500 and $112,500; Mr. Dickey $40,000 and $1,439,820.
(2)	Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts reported above in the “Option Awards” column represents the aggregate grant date fair value of option awards granted in the respective fiscal years, as determined in accordance with ASC 718.
(3)	All Other Compensation consists of (i) health insurance premium payments for 2017 and 2015, respectively, and (ii) Tyme pre-Merger advances recognized and expensed as income immediately prior to the Merger, as disclosed under Item 13 (Certain Relationships and Related Transactions, and Director Independence—Certain Transactions Preceding the Merger).
(4)	Mr. Hoffman served as President and Chief Executive Officer of Tyme, Inc. since its incorporation on July 26, 2013 and became our Chief Executive Officer upon the consummation of the Merger on March 5, 2015.
(5)	Mr. Demurjian served as Vice President and Chief Operating Officer of Tyme, Inc. from its incorporation on July 26, 2013 and became our Chief Operating Officer upon the consummation of the Merger on March 5, 2015.
(6)	Mr. Dickey resigned from the Company in January of 2017.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Except as indicated below and our employment agreements with Messrs. Hoffman, Demurjian, Taylor, Del Priore and Dickey discussed in the section titled “Employment Agreements” below, we had no contracts, agreements, plans or arrangements, whether written or unwritten, that provided for payments to the Named Executive Officers listed above or other officers during, or in the fiscal year preceding, our fiscal year ending March 31, 2017 (or our 2017 fiscal year).

Outstanding Equity Awards at Fiscal Year-End

Our 2015 Plan was adopted by our board of directors and approved by our stockholders on March 5, 2015 immediately prior to the Merger. See “- 2015 Equity Incentive Plan.” As of the end of our 2017 fiscal year we had granted 4,039,444 in awards under the 2015 Plan, including the following stock options made to our Named Executive Officers: Mr. Hoffman 500,000 stock options with an exercise price of $8.75 per share; Mr. Demurjian 500,000 stock options with an exercise price of $8.75 per share; and Mr. Dickey 344,444 and 150,000 stock options with an exercise price of $8.75 and $7.75 per share, respectively. All of Mr. Dickey’s options expired in full following his termination of employment in January 2017. In connection with the hiring of Ben R. Taylor as our President and Chief Financial Officer on March 27, 2017, we awarded 1,500,000 stock options to Mr. Taylor with an exercise price of $2.95 per share.

As of March 31, 2017, the following 2015 Plan awards were outstanding for the benefit of our Named Executive Officers. This table provides information about outstanding unexercised stock options held as of March 31, 2017 by each of the Named Executive Officers which remain outstanding.

	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration
Name	Exercisable (#)	Unexercisable (#)(1)	Price ($)	Date
Steve Hoffman	138,888	361,112	$8.75	May 9, 2026
Michael Demurjian	138,888	361,112	$8.75	May 9, 2026

The following table shows the vesting date of stock options that have not vested as of March 31, 2017 for such Named Executive Officers.

	Number of Stock Options That Have Not Vested	Next Vesting Date from 3/31/2017	Next Vesting Amount	Remaining Vesting Terms
Steve Hoffman	361,112	4/9/2017	13,889	1/36th of total grant every month
Michael Demurjian	361,112	4/9/2017	13,889	1/36th of total grant every month

None of our Named Executive Officers held restricted stock or other awards as of March 31, 2017.

Payments Upon Termination

With regard to our Named Executive Officers, we have an employment agreement with each of Steve Hoffman and Michael Demurjian which provide for payments to each such Named Executive Officer upon termination of employment under specified circumstances. For information regarding the specific circumstances that would trigger payments and the provision of benefits, the manner in which payments and benefits would be provided and conditions applicable to the receipt of payments and benefits, see “—Employment Agreements”

The following tables set forth information regarding potential payments and benefits that each Named Executive Officer who was serving as an executive officer on March 31, 2017 would receive upon termination of employment under specified circumstances, assuming that the triggering event occurred on March 31, 2017. Information has not been included for Named Executive Officer, Robert Dickey IV, because he voluntarily resigned employment in January 2017.

Summary of Potential Payments Upon Termination

Termination without Cause or for Good Reason

Name	Cash Payments(1)	Value of Benefits
Steve Hoffman	$2,217,945	$0
Michael Demurjian	$2,217,945	$0

(1)	This amount reflects the total amount of ratable payments over a period commencing March 31, 2017 and ending March 5, 2022, the remaining term of the Named Executive Officer’s employment agreement with the Company, assuming notice of termination was given on March 31, 2017, for which this presentation and related assumptions are required by SEC rules.

Summary of Actual Payments Upon Termination of Employment

No payments were made to any Named Executive Officer in connection with a termination of employment during fiscal 2017.

Director Compensation

On March 10, 2015, the Company adopted an independent director compensation policy. Under such independent director compensation policy, each of those directors meeting the NASDAQ stock market definition of independent director was entitled to receive annual compensation in the amount of $100,000, one-half to be paid in cash on a quarterly basis, in arrears, and the remaining one-half of the compensation to be paid in the form of Company common stock on a quarterly basis, in arrears, with the shares valued at the closing sale price of the Company common stock on the last trading day of the applicable quarterly period. In May 2016, the Company replaced the stock component of the previous independent director compensation policy with the 2016 Director Plan. See “Item 11. Executive Compensation - 2016 Director Plan.” With the exception of Dr. Sokol and Mr. Carberry, all independent directors serving as of the date of this report have waived the right to receive cash payable or accrued cash payable pursuant to our director compensation policy.

The table below includes information about the compensation paid to non-employee directors during fiscal year 2017. Messrs. Hoffman and Demurjian, the only Company employees on the Board of directors, do not receive any director compensation for Board service.

Name	Fees Paid in Cash ($)	Option Awards(1) ($)	Total Compensation ($)
Dr. Gerald Sokol	50,000	189,250	239,250
Timothy C. Tyson	0	189,250	189,250
Paul L. Sturman	0	62,849	62,849
James Biehl	0	64,006	64,006
David Carberry	0	64,006	64,006

(1)	This column lists the aggregate grant date fair value of options awarded to directors pursuant to the 2016 Director Plan and non-employee director compensation program, computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718, applying the same model and assumptions that the Company applies for financial statement reporting purposes.

2015 Equity Incentive Plan

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

Plan Summary

A summary of the principal features of the 2015 Plan is provided below, but is qualified in its entirety by reference to the actual 2015 Plan. A copy of the 2015 Plan can be found by reference to the exhibit incorporated by reference to this report.

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

Administration

The 2015 Plan may be administered by of our board of directors or a committee of our board in which each member will be an independent director. As of the filing date of this report, our board of directors has delegated to Mr. Hoffman, our CEO, the authority to make awards to eligible participants in accordance with the 2015 Plan, provided no such awards shall be made to directors or officers of the Company and such aggregate awards shall not exceed 1,000,000 shares following such authorization. Throughout the remainder of this discussion of the 2015 Plan, the term “administrator” refers to our board, Mr. Hoffman (as applicable), or the committee delegated authority to administer the 2015 Plan.

The 2015 Plan provides for the administrator to have authority, in its discretion (as applicable), to:

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

Termination of Options

Upon the termination of an optionee’s employment or other service with us, the optionee generally will have three months to exercise options to the extent exercisable as of the date of termination, except where such termination is for cause, in which event the option will expire immediately. However, if, the termination is due to the optionee’s death or disability, then the optionee or the optionee’s estate or legal representative shall have the right to exercise any vested options for twelve months after such death or disability. The administrator, in its discretion, may delay the termination of such an option, but only for up to the earlier of: (x) five years from such termination or (y) the option’s original expiration date.

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

NSOs

An optionee does not recognize taxable income upon the grant of an NSO. Upon the exercise of an NSO, the optionee recognizes ordinary income to the extent the fair market value of the shares received upon exercise of the NSO on the date of exercise exceeds the exercise price. We will receive an income tax deduction in an amount equal to the ordinary income that the optionee recognizes upon the exercise of the stock option. If an optionee sells shares received upon the exercise of an NSO, the optionee recognizes capital gain income to the extent the sales proceeds exceed the fair market value of such shares on the date of exercise.

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

Million Dollar Deduction Limit

We may not deduct compensation of more than $1,000,000 that is paid to an individual who, on the last day of the taxable year, is either our chief executive officer or is among one of the four other most highly-compensated officers for that taxable year. The limitation on deductions does not apply to certain types of compensation, including qualified performance-based compensation. We believe that awards in the form of stock options under our 2015 Plan constitute qualified performance-based compensation and, as such, will be exempt from the $1,000,000 limitation on deductible compensation.

2016 Director Plan

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

Employment Agreements

On March 5, 2015, the Company entered into employment agreements with its Chief Executive Officer and Chief Operating Officer. Under these agreements, each of such two executive officers will be entitled to an annual base salary of $450,000 and such performance bonuses as the Company’s board of directors may determine, from time to time, in its sole discretion. The base salaries will be reviewed annually (commencing in 2016) by the Company’s board of directors; provided that the base salaries may not be decreased from their then current levels due to any board review. The employment agreements each have a term of five years; provided, however, that, commencing on the first anniversary of the dates of the agreements and on each anniversary thereafter, the term shall automatically be extended by one year, such that, at any time during the term of the agreement, the remaining employment term shall never be less than four years and one day. If employment is terminated by the Company without Cause or by the executive for Good Reason, the executive will be entitled to receive (i) base salary as in effect at the time of such termination to the extent such amount has accrued through the termination date and remains unpaid, (ii) any earned but unpaid performance bonus as of the termination date, (iii) in return for a timely executed and delivered release, an aggregate amount equal to the sum of base salary the executive would have received from the date of such termination through the then applicable expiration date, which shall be payable in the same amounts and at the same intervals as if the employment period had not ended, and (iv) any unpaid expenses as of the termination date. If the employment is terminated for “Cause,” or in the case of the executive’s death or disability, the executive will only be entitled to his base salary through the termination date, plus any accrued and unpaid performance bonus as of the termination date. For purposes of these employment agreements, “Cause” means any one of the following: the executive’s: (i) breach of the letter agreement, (ii) conviction of, guilty plea to, or confession of guilt of, a felony involving the Company, (iii) materially fraudulent, dishonest or illegal conduct in the performance of services for or on behalf of the Company or any of its affiliates, (iv) conduct in material violation of Company policy, (v) conduct that is materially detrimental to the reputation of the Company or any of its affiliates, (vi) misappropriation of funds of the Company or any of its affiliates, (vii) gross negligence or willful misconduct or willful failure to comply with written directions of the Board which directions are within the scope of executive’s duties hereunder, (viii) engaging in conduct involving an act of moral turpitude, or (ix) breach of the duty of loyalty to the Company or its Affiliates. For purposes of these employment agreements, “Good Reason” means the failure of the Company to make all payments due to the executive under the applicable agreement and the continuation thereof for more than five calendar days after notice to the Company of such failure and demand for such outstanding payment(s).

The Company previously entered into an employment agreement with Giuseppe Del Priore, M.D. for the position of Chief Medical Officer of the Company. The agreement provided for an annual salary of $400,000 and severance benefits equal to three months of salary payable in certain circumstances. The Board also approved the grant to Dr. Del Priore of an option to purchase 500,000 shares of common stock vesting over a four- year term on a monthly basis. The exercise price of this option was set at $8.75 per share, which was the closing price for our stock on the OTCBB for the preceding trading day. The employment agreement expired by its terms on October 31, 2016.

On March 15, 2017, the Company entered into a letter agreement with Ben R. Taylor, which was effective as of March 23, 2017 (the “Effective Date”), pursuant to which he became President and Chief Financial Officer of the Company, with service and cash compensation payable effective April 3, 2017, which provides for an annual salary of $450,000 and a term which is scheduled to expire on the one-year anniversary of the Effective Date of the letter agreement unless earlier terminated. The letter agreement (i) could renew for an additional one-year period unless timely notice of nonrenewal is given or the letter agreement is earlier terminated, (ii) provides for severance benefits equal to six months of salary in the event of termination by the Company without “cause” or by the executive for “good reason” (as such terms are defined in the letter agreement) and (iii) contemplates the establishment of a performance bonus opportunity based upon the achievement of performance criteria and goals approved by the Board. Pursuant to the letter agreement, the Company granted to Mr. Taylor, effective March 27, 2017 (the “Grant Date”), a nonqualified stock option to Mr. Taylor, which enables Mr. Taylor to purchase up to 1,500,000 shares of Common Stock of the Company at an exercise price per share of $2.95. The Option vests in four equal annual installments on each anniversary of the Grant Date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

Our common stock is our only class of voting securities currently outstanding. As of July 24, 2017, 89,321,067 shares were outstanding.

The following table sets forth information with respect to the beneficial ownership of our common stock, as of July 24, 2017 (the “Determination Date”) for:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of July 24, 2017 are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

To the best of our knowledge, except as otherwise indicated and subject to community property laws, where applicable, (x) each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person and (y) none of the shares listed below are held under a voting trust or similar agreement.

Unless otherwise indicated in the notes to the following table, the address for each person named in the table is c/o Tyme Technologies, Inc., 44 Wall Street – 12th Floor, New York, New York 10005.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number	Percentage
Named Executive Officers and Directors
Steve Hoffman (1)	26,954,736	30.10%
Michael Demurjian (2)	26,952,733	30.10%
Ben R. Taylor	-0-	*
Giuseppe Del Priore (3)	198,834	*
Dr. Gerald Sokol (4)	30,865	*
Timothy C. Tyson (4)	30,865	*
David Carberry (4)	12,500	*
Paul Sturman (4)	12,500	*
James Biehl (5)	1,012,650	1.13%
All directors and executive officers as a group (nine persons) (6)	54,225,265	60.22%

Other 5% Stockholders
GEM Global Yield Fund LLC SCS (7)	6,074,895	6.79%
Cova Funding, LLC (8)	4,735,180	5.30%

*	Less than 0.1%.
(1)	Mr. Hoffman is a director, Chief Executive Officer and Chief Science Officer of our Company. Includes (i) 222,222 shares subject to Currently Exercisable options granted under the 2015 Plan, and (ii) shares of common stock for which this holder possesses sole voting power, but which are subject to a Currently Exercisable (non-Company) option through which a third-party may acquire certain shares. See Footnote 5 and 6 hereto.
(2)	Mr. Demurjian is a director, Chief Operating Officer and Executive Vice President of our Company. Includes (i) 222,222 shares subject to Currently Exercisable options granted under the 2015 Plan, and (ii) shares of common stock for which this holder possesses sole voting power, but which are subject to a Currently Exercisable (non-Company) option through which a third-party may acquire certain shares. See Footnote 5 and 6 hereto.
(3)	Includes 195,834 shares subject to Currently Exercisable options granted under the 2015 Plan.
(4)	Dr. Gerald Sokol, Timothy C. Tyson, David Carberry, Paul Sturman and James Biehl each served as a director of our Company. Includes the following shares beneficially owned by the following directors pursuant to Currently Exercisable options granted under the 2016 Director Plan: Dr. Sokol (25,000), Mr. Tyson (25,000), and Messrs. Carberry, Sturman, and Biehl (12,500 each).
(5)	Includes 20,000 shares owned directly, 150 shares owned by Mr. Biehl’s spouse and 12,500 shares subject to Currently Exercisable options awarded under the 2016 Director Plan. Mr. Biehl also owns Currently Exercisable options to purchase 490,000 shares from each of Mr. Hoffman and Mr. Demurjian with an expiration date of March 2027.
(6)	Shares subject to the non-Company options described in footnotes 1, 2, and 5 are counted once, and not double-counted for purposes of this calculation.
(7)	The address for GEM is 590 Madison Avenue – 36th Floor, New York, New York 10022. Christopher Brown is the manager of GEM and was the holder of the Bridge Note.
(8)	The address for Cova Funding, LLC is 900 Third Avenue - 19th Floor, New York, New York 10022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

In accordance with such SEC rules, in addition to other disclosures contained elsewhere in this report, we note the following related party transactions that occurred during the last three years:

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

Legal

The Company was provided legal service by Drinker, Biddle & Reath LLP (“DBR”). A partner of DBR is a Board of Director member and received, and is entitled to receive, equity compensation payable to non-employee directors generally under the 2016 Director Plan. See “Item 11. Executive Compensation - the 2016 Director Plan”. During the year ending March 31, 2017, the three months ended March 31, 2016 and 2015 (unaudited), and the years ended December 31, 2015 and 2014, approximately $1,477,000, $111,000, $0, $0, and $0, respectively, have been incurred as legal expenses associated with DBR, and the Company had approximately $1,303,000 and $94,000 in accounts payable and accrued expenses payable to DBR at March 31, 2017 and March 31, 2016, respectively.

Certain Transactions Preceding the Merger

•	In connection with the incorporation of Tyme, Steve Hoffman and Michael Demurjian assigned and contributed to Tyme all of their membership interests in Luminant, each of such membership interests constituting one-third of the entire membership interests in Luminant then outstanding. Mr. Hoffman was the Chief Executive Officer of pre-Merger Tyme and is our current Chief Executive Officer and Chief Science Officer, a director of our Company and the beneficial owner of over 5% of our common stock. Mr. Demurjian was the Chief Operating Officer of pre-Merger Tyme and is our current Chief Operating Officer, a director of our Company and the beneficial owner of over 5% of our common stock.

•	During 2012, Mr. Hoffman received advances from Luminant, a subsidiary of Tyme, totaling $250,000. During 2013, Mr. Hoffman received additional advances from Luminant totaling $250,000 and, in 2014, another $10,000 was advanced to him by Luminant. In 2014, the rights to receive repayment of these advances was assigned to a third party in connection with such third party’s sale to Mr. Hoffman of one-half of the third party’s membership interest in Luminant, which acquired membership interest Mr. Hoffman then assigned and contributed to Tyme. Such Luminant membership interest represented one-sixth of the total membership interests in Luminant outstanding as of its acquisition by Mr. Hoffman and subsequent assignment and contribution to Tyme.

•	Tyme made advances to Mr. Hoffman totaling $104,000 in 2013 and $37,000 in 2014. Prior to the consummation of the Merger and in order for our Company to be in compliance with applicable laws regarding loans by public entities to their executive officers and directors, the amount of the advances was recognized by Mr. Hoffman as income and we recognized an expense equal to the amount of such 2013 and 2014 advances.

•	During 2012, Mr. Demurjian received advances from Luminant, a subsidiary of Tyme, totaling $273,657. During 2013, Mr. Demurjian received additional advances from Luminant totaling $254,416 and, in 2014, another $10,000 was advanced to him by Luminant. In 2014, the rights to receive repayment of these advances was assigned to a third party in connection with such third party’s sale to Mr. Demurjian of one-half of the third party’s membership interest in Luminant, which acquired membership interest Mr. Demurjian then assigned and contributed to Tyme. Such Luminant membership interest represented one-sixth of the total membership interests in Luminant outstanding as of its acquisition by Mr. Demurjian and subsequent assignment and contribution to Tyme.

•	Tyme made advances to Mr. Demurjian totaling $103,000 in 2013 and $111,000 in 2014. Prior to the consummation of the Merger and in order for our Company to be in compliance with applicable laws regarding loans by public entities to their executive officers and directors, the amount of the advances was recognized by Mr. Demurjian as income and we recognized an expense equal to the amount of such 2013 and 2014 advances.

•	In connection with Tyme’s July 2014 sale of a bridge note (the “Bridge Note”), our Chief Executive Officer, Steve Hoffman, assigned to Tyme all of his interest in certain patents and patent applications and Tyme granted Mr. Hoffman perpetual, non-royalty license rights with respect to such patents and patent applications in all fields other than in connection with the treatment of cancer. The Bridge Note and another financing transaction (“PPO”) are described in detail in the Original Form 10-K.

•	In 2013, Tyme borrowed funds totaling $1,260,000 from U.S. VC Partners, L.P. (“USVC”). In August of 2014, USVC converted this debt into 106.6 shares of Tyme common stock. Contemporaneously with such conversion and issuance of the 106.6 shares, Messrs. Hoffman and Demurjian each assigned and contributed to Tyme 53.3 shares of Tyme common stock that they owned such that no dilution was recognized by any of the other stockholders of Tyme. USVC received a total of 4,984,400 shares of our common stock as a result of the conversion of its shares of Tyme common stock into shares of our common stock in the Merger. Such shares were transferred by USVC to an affiliate, Cova Funding, LLC (“Cova”).

•	Christopher Brown is the Manager of GEM and was the holder of the Bridge Note. Mr. Brown designated GEM to receive the Conversation Shares upon the conversion of the Bridge Note that occurred contemporaneously with the closing of the Merger and PPO.

•	GEM has deposited with an escrow agent 5,000,000 shares of our common stock which are subject to forfeiture under the PPO Note Escrow Agreement. In connection with the partial satisfaction of the PPO Note in July of 2015, 2,500,000 of such shares were released from escrow and delivered to GEM and, in connection with its final satisfaction of the PPO Note in October of 2015, the remaining 2,500,000 shares were released from escrow and delivered to GEM.

•	GEM purchased all of the 2,716,000 shares of our common stock sold in the PPO.

•	In connection with the Merger, our pre-Merger Company agreed that, in the event we raised additional capital in a public or private offering (in one or more closings) for gross proceeds of at least $20 million (a “Qualified Offering”), based on a pre-money valuation of our Company of at least $200 million, by a specified date which was extended to November 5, 2015, amended within five months of the earlier of the (i) date on which the PPO Note has been fully satisfied and (ii) June 5, 2015, subject to certain conditions, we would issue to the holders of record of our common stock as of the Merger closing date (the “Pre-Merger Company Stockholders”), pro rata, 1,333,333 additional restricted shares of our common stock (the “Qualified Offering Shares”). Such agreement, as modified, further provides that:

•	if the pre-money valuation of our Company for the Qualified Offering was $150,000,000 or more but less than $200,000,000, the Pre-Merger Company Stockholders would be required to surrender to us for cancellation without consideration 1,000,000 shares of our common stock;

•	if the pre-money valuation of our Company for the Qualified Offering was $100,000,000 or more but less than $150,000,000, the Pre-Merger Company Stockholders would be required to surrender to us for cancellation without consideration 2,000,000 shares of our common stock; and

•	if the pre-money valuation of the Company for the Qualified Offering was less than $100,000,000 (which Qualified Offering may be rejected in the Company’s sole and absolute discretion) or if no Qualified Offering occurred by November 5, 2015, the Pre-Merger Company Stockholders would be required to surrender to us for cancellation without consideration 3,500,000 shares of our common stock.

GEM Global Yield Fund LLC SCS (“GEM”), the holder of approximately 8.4% of the outstanding shares our common stock as of the date of this report placed into escrow, pursuant to an Adjustment Shares Escrow Agreement, 3,500,000 shares of our common stock (the “Adjustment Shares”) to secure such surrender obligations.

We did not consummate any Qualified Offering by November 5, 2015 and, on November 10, 2015, we made a demand of the escrow agent holding the Adjustment Shares for their surrender for cancellation. Litigation ensued and on February 28, 2017, settlement was reached whereby all Adjustment Shares were later delivered to the Company and subsequently cancelled by the Company. Please see the Original Form 10-K and preceding Company periodic reports filed with the SEC for additional details.

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

Director Independence

Please see “Item 10. Directors, Executive Officers and Corporate Governance – Board Committees,” “-Audit Committee” and “—Director Independence.”

DESCRIPTION OF CAPITAL STOCK

Common Stock

As of the date of this report, we are authorized to issue up to 300,000,000 shares of common stock, $0.0001 par value per share. As of July 24, 2017, 89,321,067 shares of common stock were outstanding.

Voting

Each holder of common stock is entitled to one vote per share on all matters requiring a vote of the stockholders, including the election of directors. We do not have cumulative voting rights. Accordingly, the holders of a majority of the shares of our common stock entitled to vote in any election of directors can elect all of the directors standing for election.

Dividends

Holders of common stock are entitled to receive dividends, in cash, securities, or property, as may from time to time be declared by our board of directors, subject to the rights of the holders of the preferred stock.

Rights Upon Liquidation

In the event of our voluntary or involuntary liquidation, dissolution, or winding up, the holders of common stock will be entitled to share equally in our assets available for distribution after payment in full of all debts and after the holders of preferred stock have received their liquidation preferences in full.

Rights and Preferences.

Holders of our common stock have no preemptive, conversion or subscription rights, and there are no redemption or sinking fund provisions applicable to our common stock. The rights, preferences and privileges of the holders of our common stock in general are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock that we may designate and issue in the future.

Fully Paid and Nonassessable.

All of our outstanding shares of common stock are fully paid and nonassessable.

Circumstances that Could Affect Our Presently Outstanding Number of Shares of Common Stock

As of July 24, 2017, we had 89,321,067 shares of common stock outstanding. This number could be affected in the future by the following circumstances. Certain holders of our outstanding securities that acquired our securities in March and April 2017 private placement transactions (the “2017 Private Placement Investors”) have limited anti-dilution protection concerning the common stock (but not warrants) purchased at such closings that could result in additional dilution to our stockholders generally. These provisions provide that if we raise certain funds before the Anti-dilution Expiry Date (defined below) at an effective average consideration and/or exercise or conversion price per share price less than $2.55 per share, subject to exceptions for issuances of certain “exempt securities,” anti-dilution protections could apply which could obligate us to issue additional common stock in respect of such common stock purchased by the 2017 Private Placement Investors. “Anti-dilution Expiry Date” means the earliest to occur of (i) the business day after we raise $10 million or more in one or more public or private offerings within six months of the applicable purchase date for the 2017 Private Placement Investors, or (ii) the six month anniversary of the applicable purchase date for the 2017 Private Placement Investors.

As of June 30, 2017, 5,625,641 common stock purchase warrants relating to securities purchase agreements (including certain warrants issued to the 2017 Private Placement Investors) were outstanding and exercisable. The following summarizes the common stock warrant activity for the years ended March 31, 2017 and March 31, 2016:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at January 1, 2016	476,267	$5.00
Granted	461,384	5.00
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2016	937,651	5.00
Granted	3,618,387	3.02
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2017	4,556,038	$3.42

We also have two equity compensation plans that authorize the issuance of up to 10,750,000 shares of our common stock, and there were stock option awards outstanding under such plans concerning 4,039,444 shares of common stock as of March 31, 2017 and 6,710,556 shares available for the future issuance as of such date.

Statutory Provisions

Section 203 of the Delaware General Corporation Law (“DGCL”) prohibits a defined set of transactions between a Delaware corporation, such as us, and an interested stockholder. An interested stockholder is generally defined as a person who, together with any affiliates or associates of such person, beneficially owns, directly or indirectly, 15% or more of the outstanding voting shares of a Delaware corporation. This provision may prohibit business combinations between an interested stockholder and a corporation for a period of three years after the date the interested stockholder becomes an interested stockholder. The term business combination is broadly defined to include mergers, consolidations, sales or other dispositions of assets having a total value in excess of 10% of the consolidated assets of the corporation, and some other transactions that would increase the interested stockholder’s proportionate share ownership in the corporation.

This prohibition is effective unless:

•	the business combination is approved by the corporation’s board of directors prior to the time the interested stockholder becomes an interested stockholder;

•	the interested stockholder acquired at least 85% of the voting stock of the corporation, other than stock held by directors who are also officers or by qualified employee stock plans, in the transaction in which it becomes an interested stockholder; or

•	the business combination is approved by a majority of the board of directors and by the affirmative vote of two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

In general, the prohibitions do not apply to business combinations with persons who were stockholders before we became subject to Section 203.

By-Law Provisions

Vacancies, and newly-created directorships resulting from any increase in the size of our board, may be filled by a majority vote of all remaining directors.

These provisions, together with the provisions of Section 203 of the DGCL, could have the effect of delaying, deferring or preventing a change in control or the removal of existing management, of deterring potential acquirors from making an offer to our stockholders and of limiting any opportunity to realize premiums over prevailing market prices for our common stock in connection therewith. This could be the case notwithstanding that certain of our stockholders might benefit from such a change in control or offer.

Miscellaneous

Shares of common stock are not redeemable and have no subscription, conversion or preemptive rights.

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, par value $0.0001 per share. As of the date of this report, no shares of preferred stock were outstanding. Subject to limitations prescribed by law, the board of directors is authorized at any time to issue one or more series of preferred stock.

The board of directors is authorized to determine, for each series of preferred stock, such preferences and relative participations, optional or special rights and such qualifications, limitations or restrictions thereof, which may include the following information:

•	the designation for any series by number, letter or title that shall distinguish the series from any other series of preferred stock;

•	the number of shares in any series;

•	whether dividends on that series of preferred stock will be cumulative;

•	the dividend rate (or method for determining the rate);

•	any liquidation preference per share of that series of preferred stock;

•	any conversion provisions applicable to that series of preferred stock;

•	any redemption or sinking fund provisions applicable to that series of preferred stock;

•	any voting rights of that series of preferred stock; and

•	the terms of any other preferences or rights applicable to that series of preferred stock.

Dividends

Holders of preferred stock will be entitled to receive, when, as and if declared by the board of directors, cash dividends at the rates and on the dates as set forth in the applicable preferred stock designation. Generally, no dividends will be declared or paid on any series of preferred stock unless full dividends for all series of preferred stock, including any cumulative dividends still owing, have been or contemporaneously are declared and paid. When those dividends are not paid in full, dividends will be declared pro-rata so that the amount of dividends declared per share on each series of preferred stock will bear to each other series the same ratio that accrued dividends per share for each respective series of preferred stock bear to aggregate accrued dividends for all outstanding shares of preferred stock. In addition, generally, unless all dividends on the preferred stock have been paid, no dividends will be declared or paid on the common stock and we may not redeem or purchase any common stock.

Payment of dividends on any series of preferred stock may be restricted by loan agreements, indentures and other transactions we may enter into.

Liquidation

If we voluntarily or involuntarily liquidate, dissolve or wind up our affairs, the holders of each series of preferred stock will be entitled to receive the liquidation preference per share specified in the applicable preferred stock designation plus any accrued and unpaid dividends. Holders of preferred stock will be entitled to receive these amounts before any distribution is made to the holders of common stock. If the amounts payable with respect to preferred stock are not paid in full, the holders of preferred stock will share ratably in any distribution of assets based upon the aggregate liquidation preference for all outstanding shares for each series. After the holders of shares of preferred stock are paid in full, they will have no right or claim to any of our remaining assets.

Voting

Generally, the holders of preferred stock will not be entitled to vote except as set forth in our Amended and Restated Certificate of Incorporation or any certificate of amendment or as otherwise required by law.

Transfer Agent

The transfer agent for our common stock is Continental Stock Transfer & Trust Company. The transfer agent’s address is 17 Battery Place - 8th Floor, New York, New York 10004 and its telephone number is (212) 509-4000.

Item 14.	Principal Accounting Fees and Services.

The following table shows the aggregate fees accrued by us for audit and other services for the twelve months ended March 31, 2017 and December 31, 2015 provided by Grant Thornton LLP.

Twelve Months Ended December 31, 2015
Audit Fees (1)	$398,784
Tax Fees	—
All Other Fees	—

Total Fees Fiscal Year 2015	$398,784

Twelve Months Ended March 31, 2017
Audit Fees (1)	$362,600
Audit-Related Fees(2)	—
Tax Fees	—
All Other Fees	—

Total Fees Fiscal Year 2017	$362,600

(1)	Represents the aggregate fees billed for professional services rendered for the audit and/or reviews of our financial statements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit Fees.”

All fees described above were approved by our Board of Directors (for fiscal year 2015) and the Audit Committee of our Board of Directors (for fiscal year 2017). We changed our fiscal year-end from December 31 to March 31 effective with the 2017 fiscal year (March 31, 2017), and the next preceding year ended as of December 31, 2015.

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

(2) Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of March 5, 2015, by and among Tyme Technologies, Tyme Acquisition Corp., Tyme, Inc. and other signatories thereto. [Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

2.2	Agreement and Plan of Merger, dated September 12, 2014, between Global Group Enterprises Corp. and Tyme Technologies, Inc. [Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Date of Report: September 12, 2014), filed with the SEC on September 19, 2014.]

3.1	Amended and Restated Certificate of Incorporation of Tyme Technologies, Inc. [Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Date of Report: September 12, 2014), filed with the SEC on September 19, 2014.]

3.2	Articles of Merger of Global Group Enterprises Corp. with and into Tyme Technologies, Inc., filed with the Secretary of State of the State of Florida on September 18, 2014. [Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (Date of Report: September 12, 2014), filed with the SEC on September 19, 2014.]

3.3	Certificate of Merger of Global Group Enterprises Corp. with and into Tyme Technologies, Inc., filed with the Secretary of State of the State of Delaware on September 18, 2014. [Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Date of Report: September 12, 2014), filed with the SEC on September 19, 2014.]

3.4	Certificate of Merger of Tyme Acquisition Corp. with and into Tyme Inc., filed with the Secretary of State of the State of Delaware on March 5, 2015. [Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

3.5	By-Laws of Tyme Technologies, Inc. [Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (Date of Report: September 12, 2014), filed with the SEC on September 19, 2014.]

3.6	Form of Warrant Certificate, dated as of February 2, 2016. [Incorporated by reference to Exhibit A to the Form of Securities Purchase Agreement, dated as of February 2, 2016, filed as Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: February 2, 2016), filed with the SEC on February 8, 2016.]

3.7	Form of Warrant Certificate, dated as of December 18, 2015, between Tyme Technologies, Inc. and the purchaser parties thereto. [Incorporated by reference to Exhibit A to the Form of Securities Purchase Agreement, dated as of December 18, 2015, filed as Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: December 23, 2015), filed with the SEC on December 30, 2015.]

3.8	Form of Warrant. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: March 21, 2017), filed with the SEC on March 22, 2017.]

10.1	Split-Off Agreement, dated as of March 5, 2015, among Global Group Enterprises Corp., Tyme Technologies, Inc. and Andrew Keck. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.2	General Release Agreement, dated as of March 5, 2015, among Global Group Enterprises Corp., Tyme Technologies, Inc. and Andrew Keck. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.3†	2015 Equity Incentive Plan of Tyme Technologies, Inc. [Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.4†	2015 Stock Option Plan for Non-Employee Directors of Tyme Technologies, Inc. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2016]

10.5	License Agreement, dated as of July 9, 2014, between Steven Hoffman and Tyme Inc. [Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.6†	Employment Agreement, dated as of March 5, 2015, between Tyme Technologies, Inc. and Steven Hoffman. [Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.7†	Employment Agreement, dated as of March 5, 2015, between Tyme Technologies, Inc. and Michael Demurjian. [Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K (Date of Report: March 5, 2015), filed with the SEC on March 11, 2015.]

10.8	Please see Exhibit 3.7.

10.9	Employment Letter Agreement, dated as of March 15, 2017, between Tyme Technologies, Inc. and Ben R. Taylor. [Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K, filed with the SEC on June 12, 2017.]

10.10	Option Agreement, dated as of March 27, 2017, between Tyme Technologies, Inc. and Ben R. Taylor. [Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K, filed with the SEC on June 12, 2017.]

21.1	List of Subsidiaries [Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K, filed with the SEC on June 12, 2017.]

31.1**	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2**	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.

32.1**	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement
*	Incorporated by reference to this Form 10-K/A as filed with the Original Form 10-K.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYME TECHNOLOGIES, INC.

Dated: July 28, 2017	/s/ Steve Hoffman
Steve Hoffman
Chief Executive Officer
(Principal Executive Officer)