Form 10-Q
period 2017-06-30
TYME TECHNOLOGIES, INC.
filed 2017-08-10
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38169

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

(Note: The registrant had a Form 8-A declared effective on July 28, 2017, which obligates it to file reports required by Section 13(d) under the Securities and Exchange Act of 1934.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 24, 2017, there were 89,321,067 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve substantial risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “pro forma,” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, technology enhancements, liquidity needs, funding sources, possible collaborations, the timing, scope and objectives of our planned clinical trials and other statements that are not historical. These statements include, but are not limited to, statements under this caption as well as under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, as applicable, as well as in our other filings with the SEC. You should be aware that the occurrence of any of the events discussed under this caption as well as under the heading “Risk Factors” in any documents we filed with the SEC could substantially harm our business, operating results and financial condition and that if any of these events occurs, it could adversely affect the value of an investment in our securities.

Forward-looking statements include statements about:

•	the success, cost, and timing of our ability to obtain and maintain regulatory approval of SM-88;

•	our ability to successfully commercialize SM-88, if approved;

•	the rate and degree of market acceptance of SM-88, if approved;

•	our estimates of our expenses, losses, future revenue, and capital requirements, and our needs for or ability to obtain additional financing, including funding needed to complete or advance our clinical trials;

•	our ability to maintain intellectual property protection for SM-88 and our ability to operate our business without infringing on the intellectual property rights of others;

•	our ability to identify and develop new product candidates;

•	our ability to identify, recruit and retain key personnel and collaborators;

•	our financial performance;

•	our ability to raise capital on terms acceptable to us, or otherwise; and

•	developments relating to our competitors and our industry.

You should refer to our Annual Report on Form 10-K for the year ended March 31, 2017 under the section titled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us to any other person that we will achieve our objectives and plans in any specified time frame, or at all.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except as required by law, we assume no obligation to update our forward-looking statements, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2017	March 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$10,501,760	$10,482,977
Prepaid expenses and other current assets	1,282,130	228,362

	11,783,890	10,711,339
Property and equipment, net of accumulated depreciation	6,461	7,535

	$11,790,351	$10,718,874

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$3,139,686	$2,948,468
Derivative liability	74,761	378,600

	3,214,447	3,327,068
Stockholders’ equity

Preferred stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—

Common stock, $0.0001 par value, 300,000,000 shares authorized, 89,321,067 issued and outstanding at June 30, 2017, 91,692,641 issued and 88,192,641 outstanding at March 31, 2017	8,935	9,172

Common stock, $0.0001 par value, 58,823 shares subscribed at March 31, 2017	—	6
Additional paid in capital	45,301,995	41,419,714
Subscription receivable	—	(174,998)
Accumulated deficit	(36,735,026)	(33,862,088)

Total stockholders’ equity	8,575,904	7,391,806

Total liabilities and stockholders’ equity	$11,790,351	$10,718,874

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2017	2016
Revenues	$—	$—

Operating expenses:
Research and development	1,264,358	1,585,540
General and administrative	1,924,204	4,425,786

Total operating expenses	3,188,562	6,011,326

Loss from operations	(3,188,562)	(6,011,326)

Other income	315,624	—

Net loss	$(2,872,938)	$(6,011,326)

Basic and diluted loss per common share	$(0.03)	$(0.07)

Basic and diluted weighted average shares outstanding	89,258,377	84,119,728

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2017

(Unaudited)

	Common Stock
	Shares	Amount	Subscribed Shares	Subscribed Amounts	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balance, April 1, 2017	91,692,641	$9,172	58,823	$6	$41,419,714	$(174,998)	$(33,862,088)	$7,391,806

Issuance of common stock and warrants in private placement offering for cash, net of associated expenses of $130,300	1,069,603	107	—	—	2,596,993	—	—	2,597,100
Proceeds from collection of stock subscription receivable	58,823	6	(58,823)	(6)	—	174,998	—	174,998
Stock based compensation	—	—	—	—	1,296,723	—	—	1,296,723
Derivative liability	—	—	—	—	(11,785)	—	—	(11,785)
Retirement and cancellation of shares of common stock	(3,500,000)	(350)			350			—
Net loss	—	—	—	—	—	—	(2,872,938)	(2,872,938)

Balance, June 30, 2017	89,321,067	$8,935	—	$—	$45,301,995	$—	$(36,735,026)	$8,575,904

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2017	2016
Cash flows from operating activities

Net loss	$(2,872,938)	$(6,011,326)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,074	1,062
Amortization of employees, directors and consultants stock options	1,296,723	4,122,815
Issuance of common stock for services	—	100,000
Gain on remeasurement of derivative liability	(315,624)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,053,768)	57,865
Accounts payable and other current liabilities	191,218	(166,344)

Net cash used in operating expenses	(2,753,315)	(1,895,928)

Cash flows from investing activities

Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from private placement offering of common stock and warrants, net of issuance costs	2,597,100	—
Proceeds from collection of stock subscription receivable	174,998

Net cash provided by financing activities	2,772,098	—

Net increase (decrease) in cash	18,783	(1,895,928)
Cash and cash equivalents - beginning of period	10,482,977	6,105,309

Cash and cash equivalents - ending of period	$10,501,760	$4,209,381

Supplemental Cash Flow Information:
Income taxes	$—	$8,170

Noncash investing and financing activities:
Derivative liability associated with the price protection feature of shares of common stock issued	$11,785	$—

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

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

The accompanying condensed consolidated financial statements include the results of operations of Tyme Tech and its wholly owned subsidiaries, Tyme and Luminant. Luminant conducted the initial research and development of the Company’s therapeutic platform. Since January 1, 2014, the majority of the Company’s research and development activities and other business efforts have been conducted by Tyme.

Tyme is a clinical-stage biopharmaceutical company focused on the development and commercialization of highly targeted cancer therapeutics with a broad range of oncology indications for humans. Tyme was incorporated in Delaware in 2013 and its operations to date have been directed primarily toward developing business strategies, research and development activities and preparing for clinical trials for human oncologic product candidates. In June of 2016, the Company initiated a Phase Ib/II clinical study subject to United States Food and Drug Administration (the “FDA”) review for SM-88 use in human prostate cancer patients and as of June 30, 2017, such study was progressing as a Phase II program. The Company is also evaluating the expansion of its Phase II program to other types of cancer, including pancreatic cancer.

Liquidity

The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically funded its operations primarily through equity offerings. The most recent offering was in March and April of 2017, raising gross proceeds of $11.88 million. The proceeds of the offering are being used for continued clinical studies, drug commercialization and development activities and other general operating expenses. For the year ended March 31, 2017 the Company had negative cash flow from operations of $5.9 million and GAAP net loss of $15.2 million, which included $8.1 million of non-cash expenses, primarily non-cash equity compensation expense. For the quarter ended June 30, 2017, the Company had negative cash flow from operations of $2.8 million, GAAP net loss of $2.9 million, which included $1.3 million of non-cash expenses, primarily non-cash equity compensation expense, cash on hand of $10.5 million, prepaid expenses and other current assets of $1.3 million and outstanding accounts payable of $3.1 million.

The financial statements have been prepared on a going basis without additional disclosure contemplated under Accounting Standards Update 2014-15 because management has concluded that substantial doubt does not exist regarding the Company’s ability to satisfy its obligations as they come due during the twelve-month period following the issuance of these financial statements. This conclusion is based on the Company’s assessment of qualitative and quantitative conditions and events, considered in aggregate as of the date of issuance of these financial statements that are known and reasonably knowable. The Company’s assessment of substantial doubt has changed from the previous periodic report filing, its March 31, 2017 fiscal year Form 10-K. Since that Form 10-K issuance, the Company has developed new detailed operational plans, involving revised clinical inputs and a research plan with less long-term commitments than those that were contemplated by management at the time such Form 10-K was filed.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our condensed consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended March 31, 2017. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature.

Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Significant Accounting Policies

Principles of Consolidation

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended March 31, 2017 included in the Company’s Form 10-K filed with the SEC on June 12, 2017. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

The Company’s condensed consolidated financial statements include the accounts of Tyme Tech and its subsidiaries, Tyme and Luminant. All intercompany transactions and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

In February 2017, the FASB issued Update No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This update is meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. This guidance is to be applied using a full retrospective method or a modified retrospective method as outlined in the guidance and is effective for annual reporting periods beginning after December 15, 2017. Further, the Company is required to adopt this guidance at the same time that it adopts the guidance in Update 2014-09, Revenue from Contracts with Customers (Topic 606). The Company is currently evaluating the provisions of this guidance and assessing its potential impact on the Company’s financial condition and results of operations.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company in the first quarter of 2017 and will be applied either prospectively on the area covered in this update. The Company has adopted this standard and it did not have a material impact on its consolidated financial statements.

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended June 30,
	2017	2016
Basic and diluted net loss per common share calculation:
Net loss	$(2,872,938)	$(6,011,326)

Weighted average common shares outstanding — basic and diluted	89,258,377	84,119,728

Net loss per share of common stock — basic and diluted	$(0.03)	$(0.07)

The following outstanding securities at June 30, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	Three Months Ended June 30
	2017	2016
Stock options	3,552,000	2,420,000
Warrants	5,625,641	957,884

Total	9,177,641	3,377,884

Note 4. Property and Equipment, Net.

Property and equipment, net consisted of the following:

	June 30, 2017	March 31, 2017
Machinery and equipment	$21,463	$21,463
Less: accumulated depreciation	15,002	13,928

	$6,461	$7,535

Depreciation expense was $1,074 and $1,062 for the quarters ended June 30, 2017 and June 30, 2016, respectively.

Note 5. Accounts Payable and Other Current Liabilities.

Accounts payable and other current liabilities consisted of the following:

	June 30, 2017	March 31, 2017
Legal	$1,320,111	$1,443,084
Consulting	8,926	60,317
Accounting and auditing	39,901	69,738
Research and development	1,234,377	644,546
Board of Directors and Scientific Advisory Board compensation	525,000	487,500
Insurance	—	232,100
Other	11,371	11,183

	$3,139,686	$2,948,468

Note 6. Fair Value of Financial Instruments

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and March 31, 2017 are summarized below:

	Level 1	Level 2	Level 3	Total
June 30, 2017
Liabilities:
Derivative liability - anti-dilution feature	$—	$—	$74,761	$74,761

Total	$—	$—	$74,761	$74,761

March 31, 2017
Liabilities:
Derivative liability - anti-dilution feature	$—	$—	$378,600	$378,600

Total	$—	$—	$378,600	$378,600

The changes in the fair value of the derivative liability for the three months ended June 30, 2017 are as follows:

Fair value at March 31, 2017	$378,600
Fair value of liability-classified anti-dilution feature	11,785
Change in fair value of derivative liability	(315,624)

Fair value at June 30, 2017	$74,761

The fair value of the derivative liability as of June 30, 2017 and March 31, 2017 was estimated using a Monte Carlo simulation model using the following assumptions:

	June 30, 2017	March 31, 2017
Volatility	60%	70%
Risk-Free Interest Rate	0.96%	0.83%
Expected Term in Years	2.4 months	4.7 months
Dividend Rate	0.00%	0.00%
Fair Value of Common Stock Share	$1.78	$1.78

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

Securities Purchase Agreements

On March 10, 2017, the Company raised $9.2 million in gross proceeds through a private placement (“March 2017 Private Placement”) of 3,588,620 shares of our common stock and 3,588,620 common stock purchase warrants (each, a “Warrant”). Each Warrant entitles its holder to purchase one share of common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share. The warrants expire two years from the date of issuance and vest immediately. The warrants are included within additional paid-in capital on the statement of stockholders’ equity and will not be subject to remeasurement.

In April, 2017, the Company raised $2.7 million in gross proceeds through a private placement (“April 2017 Private Placement”) of 1,069,603 shares of our common stock and 1,069,603 common stock purchase warrants (each, a “Warrant”). Each Warrant entitles its holder to purchase one share of common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share. The warrants expire two years from the date of issuance and vest immediately. The warrants are included within additional paid-in capital on the statement of stockholders’ equity and will not be subject to remeasurement.

Investors in the March 2017 and April 2017 Private Placements have limited anti-dilution protection. This provision provides that if the Company were to raise $10 million or more in one or more public or private offerings before the anti-dilution expiry date of September 10, 2017 for the March 2017 Private Placement and October 7, 2017 for the April 2017 Private Placement, at an effective average consideration and/or exercise or conversion price per share price less than $2.55 per share, subject to exceptions for issuances of certain “exempt securities,” anti-dilution protections could apply which could obligate the Company to issue additional securities to the March 2017 and April 2017 Private Placement investors. This provision has been accounted for as a derivative liability with a fair value of approximately $74,800 and $378,600 as of June 30, 2017 and March 31, 2017, respectively, and will be subject to remeasurement (see Note 6).

At June 30, 2017 and March 31, 2017 5,566,107 and 4,496,504 common stock purchase warrants relating to securities purchase agreements were outstanding and exercisable.

The following summarizes the common stock warrant activity for the three months ended June 30, 2017:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2017	4,556,038	$3.42
Granted	1,069,603	3.00

Outstanding at June 30, 2017	5,625,641	$3.34

Note 8. Commitments and Contingencies.

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities. Substantially all of these agreements and arrangements are on an as needed basis.

Employment Agreements

The Company has entered into employment agreements with certain executives which are fully disclosed in the annual financial statements as part of the Company’s Annual Report on Form 10-K.

Note 9. Related Party Transactions.

Legal

The Company was provided legal service by Drinker, Biddle & Reath LLP (“DBR”). A partner of DBR is a Board of Director member and received, and is entitled to receive, equity compensation payable to non-employee directors generally under the 2016 Director Plan. See Note 10 below concerning the 2016 Director Plan. During the quarter ending June 30, 2017 and June 30, 2016, approximately $406,000 and $299,000, respectively, have been incurred as legal fees associated with DBR.    At June 30, 2017 and March 31, 2017 the Company had approximately $1,209,000 and $1,303,000, respectively in accounts payable to DBR.

Note 10. Equity Incentive Plan.

On March 5, 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved, the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). A reserve of 10,000,000 shares of Company common stock has been established for issuance under the 2015 Plan. Awards under the 2015 Plan may include, but need not be limited to, one or more of the following: options, stock appreciation rights, restricted stock, performance grants, stock bonuses, and any other type of award deemed by the administrator to be consistent with the purposes of the 2015 Plan. The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of the Company common stock as determined on the date of the grant and have a term of no greater than ten years from the date of grant. As of June 30, 2017, there were 6,320,162 shares available for grant under the 2015 Plan.

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

The Company’s compensation expense for stock awards was $12,500 and $50,000 for the quarters ended June 30, 2017 and June 30, 2016, respectively. The accrued expense for stock awards earned but not yet issued is $125,000 and $112,500 at June 30, 2017 and March 31, 2017, respectively.

The Company’s compensation expense for cash awards was $25,000 and $87,500 for the quarters ended June 30, 2017 and June 30, 2016. The accrued expense for cash awards was $400,000 and $375,000 at June 30, 2017 and March 31, 2017, respectively.

Stock Options

As of June 30, 2017, there was approximately $11,082,000 of total unrecognized compensation related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average service period of four years.

During the quarter ended June 30, 2017 and June 30, 2016 approximately $1,297,000 and $4,123,000, respectively, have been recognized as stock based compensation. During the quarter ended June 30, 2017 and June 30, 2016, approximately $807,000 and $3,534,000 have been recognized in general and administrative expense. During the quarter ended June 30, 2017 and June 30, 2016 approximately $489,000 and $589,000 have been recognized in research and development expense.

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

The weighted average assumptions utilized to determine such values are presented in the following table:

	June 30, 2017	June 30, 2016
Risk free interest rate	2.17%	1.77%
Expected volatility	90.02%	89.00%
Expected term	10 years	10 years
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of June 30, 2017:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2017	4,039,444	$6.15
Granted	32,000	3.00
Exercised	—	—
Forfeited/Cancelled	(519,444)	8.23

Outstanding at June 30, 2017	3,552,000	5.82

Options exercisable at March 31, 2017	1,011,028	7.25

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Price	Number Outstanding at June 30, 2017	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at June 30, 2017	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.50-$8.75	3,552,000	$5.82	9.28	$105,000	1,011,028	$7.25	$27,500

The intrinsic value is calculated as the excess of the market value of June 30, 2017 over the exercise price of the options is approximately $105,000 and $27,500 for outstanding stock options and vested stock options, respectively. The market value as of June 30, 2017 was $3.00 as reported by the OTC Market, Inc.

Note 11. Income Taxes.

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company weighed available positive and negative evidence and concluded that a full valuation allowance should continue to be maintained on its net deferred tax assets.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. Due to the full valuation allowance, none of the gross unrecognized tax benefits would affect the effective tax rate at June 30, 2017, if recognized.

The Company had no income tax related penalties or interest for periods presented in these condensed consolidated financial statements related to uncertain tax positions, which would be recorded as tax expense should the Company accrue for such items.

Note 12. Subsequent Events.

On July 27, 2017, the Company announced that its shares of common stock in Tyme Technologies, Inc. (“Common Stock”) were approved for listing on the NASDAQ Capital Market. Shares. The Company’s Common Stock was previously quoted on the OTCQB® Venture Market (“OTC”) under the ticker symbol “TYMI”. The listing and trading of the Common Stock on OTC ceased at market close on July 28, 2017 and trading on the NASDAQ Capital Market began at the market open on July 31, 2017 under a new ticker symbol “TYME.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on June 12, 2017, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Tyme Technologies” refer to Tyme Technologies, Inc. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in our Form 10-K filed on June 12, 2017 with the SEC.

Recent Developments

On July 27, 2017, the Company announced that its shares of common stock in Tyme Technologies, Inc. (“Common Stock”) were approved for listing on the NASDAQ Capital Market. The Company’s Common Stock was previously quoted on the OTCQB® Venture Market (“OTC”) under the ticker symbol “TYMI”. The listing and trading of the Common Stock on OTC ceased at market close on July 28, 2017 and trading on the NASDAQ Capital Market began at the market open on July 31, 2017 under a new ticker symbol “TYME.”

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net loss for the three months ended June 30, 2017 was $2.9 million compared to $6.0 million for the three months ended June 30, 2016.

Revenues and Other Income

During the three month periods ended June 30, 2017 and 2016, we did not realize any revenues from operations. We do not anticipate recognizing any revenues until such time as one of our products has been approved for marketing by appropriate regulatory authorities or we enter into collaboration or licensing arrangement, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended June 30, 2017, operating costs and expenses totaled $3.2 million compared to $6.0 million for the three months ended June 30, 2016, representing a decrease of $2.8 million. Operating costs and expenses were comprised of the following:

•	Research and development expenses were $1.3 million for the three months ended June 30, 2017, compared to $1.6 million for the three months ended June 30, 2016, representing a decrease of $.3 million. All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. Research and development activities primarily consist of the following:

•	Salary and salary related expenses for research and development personnel was $250,000 for the three months ended June 30, 2017, compared to $200,000 for the three months ended June 30, 2016, an increase of $50,000 between the comparable periods, primarily attributable to a new hire.

•	Consulting and study expenses were $450,000 for the three months ended June 30, 2017, compared to $550,000 for the three months ended June 30, 2016, representing a decrease of $100,000 between the comparable periods. The study costs are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

•	Included in research and development expense for the three months ended June 30, 2017 is $500,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $700,000 for the three months ended June 30, 2016 representing a decrease of $200,000 between comparable periods. The decrease was primarily attributed to a greater amount of grants of vested stock options to employees in the quarter ended June 30, 2016 compared to the quarter ended June 30, 2017.

•	General and administrative expenses were $1.9 million for the three months ended June 30, 2017, compared to $4.4 million for the three months ended June 30, 2016, representing a decrease of $2.5 million. The general and administrative expenses for the respective periods include:

•	Stock based compensation expense related to stock options granted was $800,000 for the three months ended June 30, 2017 compared to $3,400,000 for the three months ended June 30, 2016, representing a decrease of $2,600,000 between the comparable periods. The decrease was primarily attributed to a greater amount of grants of vested stock options to employees, consultants and Board of Director members in the quarter ended June 30, 2016 compared to the quarter ended June 30, 2017.

•	During the three months ended June 30, 2017, we incurred costs of $650,000 for legal and accounting fees compared to $500,000 for the three months ended June 30, 2016, representing an increase of $150,000.

Other income (expense)

For the three months ended June 30, 2017, the company had other income of $316,000 compared to $0 for the three months ended June 30, 2016. The other income was attributed to the remeasurement of the derivative liability relating to anti-dilution provisions of two private placement offerings in March 2017 and April 2017.

Liquidity and Capital Resources

At June 30, 2017, we had cash of $10,500,000, working capital of $8,600,000 and stockholders’ equity of $8,600,000.

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Three Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(2,750,000)	$(1,900,000)
Net cash used in investing activities	—	—
Net cash provided by financing activities	2,770,000	—

Operating Activities

Our cash used in operating activities in the three months ended June 30, 2017 totaled $2,750,000, which is the sum of (i) our net loss of $2,875,000, less non-cash expenses totaling $980,000 (principally stock-based compensation), and (ii) changes in operating assets and liabilities of $855,000.

Our cash used in operating activities in the three months ended June 30, 2016 totaled $1,900,000, which is the sum of (i) our net loss of $6,010,000, less non-cash expenses totaling $4,220,000 (principally stock based compensation and issuance of common stock for services), and (ii) decreases in operating assets and liabilities of $100,000.

Investing Activities

We had no net cash used in investing activities for the six months ended June 30, 2017 and 2016.

Financing Activities

During the three months ended June 30, 2017, our financing activities consisted of the following:

In April, 2017, the Company raised $2.6 million in net proceeds through a private placement (“April 2017 Private Placement”) of 1,069,603 shares of our common stock and 1,069,603 common stock purchase warrants (each, a “Warrant”). Each Warrant entitles its holder to purchase one share of common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share. The warrants expire two years from the date of issuance and vest immediately. The warrants are included within additional paid-in capital on the statement of stockholders’ equity and will not be subject to remeasurement. The Company collected approximately $175,000 of subscription receivables in the quarter ended June 30, 2017.

During the three months ended June 30, 2016, there were no financing activities.

Liquidity and Capital Requirements Outlook

The Company has historically funded its operations primarily through equity offerings. The most recent offerings were in March and April of 2017, raising gross proceeds of $11.88 million. Following an assessment of qualitative and quantitative conditions and events considered in the aggregate and based on conditions and events known and reasonably knowable as of the date these financial statements were issued, management believed that the Company has sufficient cash resources to satisfy its obligations as they come due during the twelve-month period following the issuance of these financial statements.

We anticipate requiring additional long-term funding or resources through a variety of other means, including potential issuances of debt or equity securities in public or private financings, option exercises, and partnerships and/or collaborations in order to fund the development of our product candidates, as well as to engage in strategic transactions, if any. The most significant funding needs are anticipated to be in connection with preparing for and conducting one or more phase II clinical trials of our SM-88 drug candidate and related studies and investigations. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and our stock price may not reach levels necessary to induce option exercises. The demand for the equity and debt of biopharmaceutical companies is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of our drug candidates or raise funds on terms that we currently consider unfavorable.

Seasonality

The Company does not believe that its operations are seasonal in nature.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. Our cash balance as of June 30, 2017 was held in insured depository accounts, of which approximately $10.3 million exceeded insurance limits.

Item 4.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The aforementioned material weaknesses were identified by Messrs. Hoffman and Taylor in connection with their review of our financial statements as of June 30, 2017. In addition, our management noted further internal control deficiencies, including those relating to segregation of duties over cash disbursements and the prompt analysis of the financial impact of all transactions to which we are a party.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on us, our business, operating results or financial condition.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended March 31, 2017 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not been previously disclosed in SEC reports.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1 *	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Schema Document.

101.CAL *	XBRL Calculation Linkbase Document.

101.DEF *	XBRL Definition Linkbase Document.

101.LAB *	XBRL Label Linkbase Document.

101.PRE *	XBRL Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2017

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ben R. Taylor
Ben R. Taylor
President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)