Form 10-Q
period 2017-09-30
TYME TECHNOLOGIES, INC.
filed 2017-11-03
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38169

TYME TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3864597
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

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

As of October 26, 2017, there were 89,321,067 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “pro forma,” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, technology enhancements, possible collaborations, the timing, scope and objectives of our planned clinical trials, funding plans and planned uses of proceeds, and other statements that are not historical.

These statements include, but are not limited to, statements under this caption and under this caption and under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in our other filings under the Exchange Act or the Securities Act. You should be aware that the occurrence of any of the events discussed herein or in in our other filings under the Exchange Act or the Securities Act under the heading “Risk Factors” could substantially harm our business, operating results and financial condition and that if any of these events occurs, it could adversely affect the value of an investment in our securities.

Forward-looking statements include statements about:

•	the success, cost, and timing of our ability to obtain and maintain regulatory approval of SM-88;

•	our drug development plans and strategies;

•	our completed studies;

•	proposed timing of ongoing and planned clinical trials;

•	preliminary data results and the therapeutic design and mechanisms of our drug candidates;

•	our ability to successfully commercialize SM-88, if approved;

•	the rate and degree of market acceptance of SM-88, if approved;

•	our estimates of our expenses, losses, future revenue and capital requirements and our needs for or ability to obtain additional financing, including funding needed to advance or complete our clinical trials;

•	our ability to obtain and maintain intellectual property protection for SM-88 and our ability to operate our business without infringing on the intellectual property rights of others;

•	our ability to identify and develop new product candidates;

•	our ability to identify, recruit and retain key personnel and collaborators;

•	our ability to raise capital on terms acceptable to us, or otherwise;

•	our financial performance; and

•	developments relating to our competitors and our industry.

The forward-looking statements referred to above are subject to uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any historical results and future results, performances or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	that the information is of a preliminary nature and may be subject to change;

•	uncertainties inherent in research and development, including the ability to achieve clinical study start and completion dates;

•	the possibility of unfavorable study results, including unfavorable new clinical data and additional analyses of existing data;

•	risks associated with early, initial data, including the risk that the final Phase II data may differ from prior study data or preliminary Phase II data;

•	risks identified under “Risk Factors” herein or in any filing we make under the Exchange Act or the Securities Act;

•	final results of additional clinical trials that may be different from the preliminary data analysis and may not support further clinical development;

•	that past reported data are not necessarily predictive of future patient or clinical data outcomes;

•	whether and when any applications or other submissions for SM-88 may be filed with regulatory authorities;

•	whether and when regulatory authorities may approve any applications or submissions;

•	decisions by regulatory authorities regarding labeling and other matters that could affect commercial availability of SM-88; and

•	competitive developments.

Additionally, you should refer to our Annual Report on Form 10-K for the year ended March 31, 2017 under the section titled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that forward-looking statements in this report or therein will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us to any other person that we will achieve our objectives and plans in any specified time frame, or at all.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2017	March 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,513,423	$10,482,977
Prepaid expenses and other current assets	1,182,936	228,362

	8,696,359	10,711,339
Property and equipment, net of accumulated depreciation	5,387	7,535

	$8,701,746	$10,718,874

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$3,051,871	$2,948,468
Derivative liability	—	378,600

	3,051,871	3,327,068
Stockholders’ equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 89,321,067 issued and outstanding at September 30, 2017, 91,692,641 issued and 88,192,641 outstanding at March 31, 2017	8,935	9,172
Common stock, $0.0001 par value, 58,823 shares subscribed at March 31, 2017	—	6
Additional paid in capital	47,598,124	41,419,714
Subscription receivable	—	(174,998)
Accumulated deficit	(41,957,184)	(33,862,088)

Total stockholders’ equity	5,649,875	7,391,806

Total liabilities and stockholders’ equity	$8,701,746	$10,718,874

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	2,551,920	1,130,468	3,816,279	2,716,008
General and administrative	2,744,998	1,990,471	4,669,202	6,416,257

Total operating expenses	5,296,918	3,120,939	8,485,481	9,132,265

Loss from operations	(5,296,918)	(3,120,939)	(8,485,481)	(9,132,265)
Other income	74,761	—	390,385	—

Net loss	$(5,222,157)	$(3,120,939)	$(8,095,096)	$(9,132,265)

Basic and diluted loss per common share	$(0.06)	$(0.04)	$($0.09)	$(0.11)

Basic and diluted weighted average shares outstanding	89,321,067	84,177,838	89,284,069	84,123,850

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended September 30, 2017

(Unaudited)

	Common Stock
	Shares	Amount	Subscribed Shares	Subscribed Amounts	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balance, April 1, 2017	91,692,641	$9,172	58,823	$6	$41,419,714	$(174,998)	$(33,862,088)	$7,391,806
Issuance of common stock and warrants in private placement offering for cash, net of associated expenses of $130,300	1,069,603	107	—	—	2,596,993	—	—	2,597,100
Proceeds from collection of stock subscription receivable	58,823	6	(58,823)	(6)	—	174,998	—	174,998
Stock based compensation	—	—	—	—	3,592,852	—	—	3,592,852
Derivative liability	—	—	—	—	(11,785)	—	—	(11,785)
Retirement and cancellation of shares of common stock	(3,500,000)	(350)			350			—
Net loss	—	—	—	—	—	—	(8,095,096)	(8,095,096)

Balance, September 30, 2017	89,321,067	$8,935	—	$—	$47,598,124	$—	$(41,957,184)	$5,649,875

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(8,095,096)	$(9,132,265)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,148	2,136
Amortization of employees, directors and consultants stock options	3,592,852	5,257,287
Issuance of common stock for services	—	300,002
Gain on remeasurement of derivative liability	(390,385)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(954,574)	104,090
Accounts payable and other current liabilities	103,403	570,880

Net cash used in operating expenses	(5,741,652)	(2,897,870)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flows from financing activities
Insurance note payments	—	(127,643)
Proceeds from private placement offering of common stock and warrants, net of issuance costs	2,597,100	—
Proceeds from collection of stock subscription receivable	174,998	—

Net cash provided by (used in) financing activities	2,772,098	(127,643)

Net (decrease) in cash	(2,969,554)	(3,025,513)
Cash and cash equivalents—beginning of period	10,482,977	6,105,309

Cash and cash equivalents—ending of period	$7,513,423	$3,079,796

Supplemental Cash Flow Information:
Interest	$—	$—
Income taxes	$—	$—
Noncash investing and financing activities:
Derivative liability associated with the price protection feature of shares of common stock issued	$11,785	$—

The notes to condensed consolidated financial statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 1. Nature of Business

Tyme Technologies, Inc. (“Tyme Tech”) is a Delaware corporation headquartered in New York, NY, with wholly owned subsidiaries, Tyme Inc. (“Tyme”) and Luminant Biosciences, LLC (“Luminant”) (collectively, the “Company”). Prior to 2014, Luminant conducted the initial research and development of the Company’s therapeutic platform. Since January 1, 2014, the majority of the Company’s research, development and other business activities have been conducted by Tyme. On October 27, 2016, the Board of Directors of Tyme Tech approved a change in fiscal year end from December 31 to March 31 of each year.

Tyme is a clinical-stage biopharmaceutical company focused on the development and commercialization of highly targeted cancer therapeutics with a broad range of oncology indications. Tyme was incorporated in Delaware in 2013 and its operations to date have been directed primarily toward research and development activities for human oncologic product candidates. The Company has an ongoing IND-enabled Phase Ib/II clinical study for SM-88 use in biomarker-recurrent prostate cancer patients. The Company is also evaluating the expansion of its clinical programs to other types of cancer, including initiation of a Phase II pancreatic cancer.

The accompanying condensed consolidated financial statements include the results of operations of Tyme Tech and its wholly owned subsidiaries.

Liquidity

The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically funded its operations primarily through equity offerings. The most recent offerings were in March and April of 2017, raising aggregate gross proceeds of $11.9 million. The proceeds of those offerings are being used for continued clinical studies, drug commercialization and development activities and other general corporate and operating expenses. For the year ended March 31, 2017, the Company had negative cash flow from operations of $5.9 million and net loss of $15.2 million, which included $8.1 million of non-cash expenses, primarily non-cash equity compensation expense. For the six months ended September 30, 2017, the Company had negative cash flow from operations of $5.7 million, net loss of $8.1 million, which included $3.2 million of non-cash expenses, primarily non-cash equity compensation expense. The Company has cash on hand of $7.5 million, prepaid expenses and other current assets of $1.2 million and outstanding accounts payable of $3.1 million.

Management has concluded that substantial doubt does not exist regarding the Company’s ability to satisfy its obligations as they come due during the twelve-month period following the issuance of these financial statements. This conclusion is based on the Company’s assessment of qualitative and quantitative conditions and events, considered in aggregate as of the date of issuance of these financial statements that are known and reasonably knowable. Among other relevant conditions and events, the Company has considered its operational plans, liquidity sources, obligations due or expected, funds necessary to maintain the Company’s operations, and potential adverse conditions or events as of the issuance date of these financial statements. The Company has developed an operational plan that manages expenses and delays initiation of certain operational initiatives in order to focus on core programs if appropriate funding is not available.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our condensed consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended March 31, 2017. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company will adopt ASU 2016-15 in its consolidated financial statements in the first quarter of fiscal year 2018. It is not expected to have a material impact.

In May of 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718). ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718. ASU 2017-09 is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance and assessing its potential impact on the Company’s financial condition and results of operations

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016`
Basic and diluted net loss per common share calculation:
Net loss	$(5,222,157)	$(3,120,939)	$(8,095,096)	$(9,132,265)

Weighted average common shares outstanding — basic and diluted	89,321,067	84,177,838	89,284,069	84,123,850

Net loss per share of common stock — basic and diluted	$(0.06)	$(0.04)	$(0.09)	$(0.11)

The following outstanding securities at September 30, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

	September 30,
	2017	2016
Stock options	4,382,000	2,470,000
Warrants	5,625,641	967,418

Total	10,007,641	3,437,418

Note 4. Accounts Payable and Other Current Liabilities.

Accounts payable and other current liabilities consisted of the following:

	September 30, 2017	March 31, 2017
Legal	$1,322,966	$1,443,084
Consulting	449,166	60,317
Accounting and auditing	10,355	69,738
Research and development	737,953	644,546
Board of Directors and Scientific Advisory	487,500	487,500
Insurance	3,231	232,100
Other	40,700	11,183

	$3,051,871	$2,948,468

Note 5. Fair Value of Financial Instruments

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and March 31, 2017 are summarized below:

	Level 1	Level 2	Level 3	Total
September 30, 2017
Liabilities:
Derivative liability—anti-dilution feature	$—	$—	$—	$—

Total	$—	$—	$—	$—

March 31, 2017
Liabilities:
Derivative liability—anti-dilution feature	$—	$—	$378,600	$378,600

Total	$—	$—	$378,600	$378,600

The changes in the fair value of the derivative liability for the six months ended September 30, 2017 are as follows:

Fair value at March 31, 2017	$378,600
Fair value of liability-classified anti-dilution feature	11,785
Change in fair value of derivative liability	(390,385)

Fair value at September 30, 2017	$—

The fair value of the derivative liability as of March 31, 2017 was estimated using a Monte Carlo simulation model using the following assumptions; volatility of 70%, risk-free interest rate 0.83%, expected term of 4.7 months, dividend rate of 0% and fair value of common stock of $1.78

The fair value of the derivative liability was written down to zero as of September 30, 2017, as the anti-dilution provision on the March 2017 Private Placement expired on September 10, 2017 and the anti-dilution provision on the April 2017 Private Placement expired on October 7, 2017, in each case with no shares issued pursuant to such provisions.

Note 6. Stockholders’ Equity.

Securities Purchase Agreements

On March 10, 2017, the Company raised $9.2 million in gross proceeds through a private placement (“March 2017 Private Placement”) of 3,588,620 shares of common stock and 3,588,620 common stock purchase warrants (each, a “Warrant”). Each Warrant entitles its holder to purchase one share of common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share. The warrants expire two years from the date of issuance and vest immediately. The warrants are included within additional paid-in capital on the statement of stockholders’ equity and will not be subject to remeasurement.

In April, 2017, the Company raised $2.7 million in gross proceeds through a private placement (“April 2017 Private Placement”) of 1,069,603 shares of common stock and 1,069,603 common stock purchase warrants (each, a “Warrant”). Each Warrant entitles its holder to purchase one share of common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share. The warrants expire two years from the date of issuance and vest immediately. The warrants are included within additional paid-in capital on the statement of stockholders’ equity and will not be subject to remeasurement.

Investors in the March 2017 and April 2017 Private Placements have limited anti-dilution protection. This provision provides that if the Company were to raise $10 million or more in one or more public or private offerings before the anti-dilution expiry date of September 10, 2017 for the March 2017 Private Placement and October 7, 2017 for the April 2017 Private Placement, at an effective average consideration and/or exercise or conversion price per share price less than $2.55 per share, subject to exceptions for issuances of certain “exempt securities,” anti-dilution protections could apply which could obligate the Company to issue additional securities to the March 2017 and April 2017 Private Placement investors. The Private Placement investors’ anti-dilution rights expired without effect in September and October of 2017 and the provision previously accounted for as a derivative liability with a fair value of approximately $378,600 as of March 31, 2017 was written down to zero as of September 30, 2017 (see Note 5).

At September 30, 2017 and March 31, 2017, 5,566,107 and 4,496,504 common stock purchase warrants relating to securities purchase agreements were outstanding and exercisable.

The following summarizes the common stock warrant activity for the six months ended September 30, 2017:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2017	4,556,038	$3.42
Granted	1,069,603	3.00

Outstanding at September 30, 2017	5,625,641	$3.34

Note 7. Commitments and Contingencies.

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

In the quarter ending September 30, 2017, Tyme Technologies, Inc. (the “Company”) entered into an employment agreement with Mr. Jonathan Eckard, pursuant to which he became Chief Science Officer of the Company.

The Eckard Employment Agreement provides for an annual salary of $200,000 and a term scheduled to expire on the one-year anniversary of the effective date of the Eckard Employment Agreement unless earlier terminated. Following completion of a $10 million qualified offering by the Company, as such term is defined in the Eckard Employment Agreement, Mr. Eckard will become entitled to a bonus equal to $155,000 multiplied by the number of years (or fraction thereof) that he has been employed by the Company on the date of the qualified offering, and thereafter, Mr. Eckard’s annual salary would increase to $355,000.

The Eckard Employment Agreement (i) could renew for an additional one-year term unless timely notice of nonrenewal is given or the Eckard Employment Agreement is earlier terminated, (ii) provides for severance, in the event of termination by the Company without cause (as defined in the Eckard Employment Agreement), equal to six months’ salary (as in effect at the time of termination) and immediate vesting of 112,500 options for Company common stock and (iii) contemplates the establishment of a performance bonus opportunity based upon the achievement of performance criteria and goals approved by the Board and conditioned on Mr. Eckard’s continued employment by the Company. The Board plans to establish a performance bonus plan during the Company’s fiscal year ending March 31, 2018.

Pursuant to the Eckard Employment Agreement, the Board granted to Mr. Eckard options to purchase up to 500,000 shares of the Company’s common stock at a per-share exercise price of $4.31 (collectively, the “Options”). 50,000 of the Options vested upon execution of the Eckard Employment Agreement. The balance of the Options is scheduled to vest over a four-year term in equal annual installments beginning on the one-year anniversary of the Options’ grant date, conditioned on Mr. Eckard’s continued employment by the Company on the applicable vesting date.

Note 8. Related Party Transactions.

Legal

The Company was provided legal service by Drinker, Biddle & Reath LLP (“DBR”). A partner of DBR is a Board of Director member and received, and is entitled to receive, equity compensation payable to non-employee directors generally under the 2016 Director Plan. During the three and six months ending September 30, 2017 and September 30, 2016, approximately $565,000 and $972,000, respectively, and $478,000 and $705,000, respectively, have been incurred as legal fees associated with DBR. At September 30, 2017 and March 31, 2017 the Company had approximately $1,271,000 and $1,303,000, respectively in accounts payable to DBR.

Note 9. Equity Incentive Plan.

Stock Options

As of September 30, 2017, there was approximately $11,781,000 of total unrecognized compensation related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average service period. As of September 30, 2017 there were 5,490,162 shares available for grant under the Plan.

Stock based compensation expense recognized was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
General and administrative	$1,050,000	$600,000	$1,900,000	$4,000,000
Research and development	1,200,000	550,000	1,700,000	1,200,000

	$2,250,000	$1,150,000	$3,600,000	$5,200,000

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with ASC 718 for employees and non-employees, the compensation expense is amortized on a straight-line basis over the requisite service period, which approximates the vesting period. The Company accounts for forfeitures as they occur, rather than estimating forfeitures as of an award’s grant date.

The expected volatility of options granted has been determined using the method described under ASC 718 using the expected volatility of similar companies. The expected term of options granted to employees in the current fiscal period has been based on the contractual term of the agreement as prescribed by ASC 718 Share-Based Payment.

The weighted average assumptions utilized to determine such values are presented in the following table:

	September 30, 2017	September 30, 2016
Risk free interest rate	2.26%	1.77%
Expected volatility	89.97%	80.00%
Expected term	10 years	10 years
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of September 30, 2017:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2017	4,039,444	$6.15
Granted	862,000	4.08
Exercised	—	—
Forfeited/Cancelled	(519,444)	8.23

Outstanding at September 30, 2017	4,382,000	5.50

Options exercisable at September 30, 2017	1,430,611	6.72

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Price	Number Outstanding at September 30, 2017	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at September 30, 2017	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.50-$8.75	4,382,000	$5.50	9.17	$5,047,860	1,430,611	$6.72	$834,860

The intrinsic value is calculated as the excess of the market value of September 30, 2017 over the exercise price of the options is approximately $5,048,000 and $835,000 for outstanding stock options and vested stock options, respectively. The market value as of September 30, 2017 was $5.28 as reported by the NASDAQ Capital Market.

Note 10. Income Taxes.

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company weighed available positive and negative evidence and concluded that a full valuation allowance should continue to be maintained on its net deferred tax assets.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. Due to the full valuation allowance, none of the gross unrecognized tax benefits would affect the effective tax rate at September 30, 2017, if recognized.

The Company had no income tax related penalties or interest for periods presented in these condensed consolidated financial statements related to uncertain tax positions, which would be recorded as tax expense should the Company accrue for such items.

Note 11. Subsequent Events

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of consolidated financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. As of and for the period ended September 30, 2017, management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

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

Our Board of Directors has begun evaluating a plan by which, following Board of Directors approval, the Company would seek stockholder approval of certain potential corporate governance changes, including some or all of the following: implementation of a staggered Board of Directors, adoption of a stockholder rights plan, structural defense enhancements and a possible change in the Company’s jurisdiction of incorporation. The Board may pursue the strategies discussed above, but reserves the right to modify or abandon them entirely before or after stockholder approval. As of the date of this report, directors and executive officers of the Company beneficially owned approximately 59.9% of the Company’s outstanding common stock. As a result, the approval of any or all of such governance proposals by the Board of Directors and holders of a majority of the outstanding Company common stock (including shares owned by directors and executive officers) would be sufficient to implement approval of such proposals under applicable law.

Results of Operations

Three and Six Months Ended September 30, 2017 Compared to Three and Six Months Ended September 30, 2016

Net loss for the three months ended September 30, 2017 was $5.2 million compared to $3.1 million for the three months ended September 30, 2016. Net loss for the six months ended September 30, 2017 was $8.1 million compared to $9.1 million for the six months ended September 30, 2016.

Revenues and Other Income

During the three and six month periods ended September 30, 2017 and 2016, we did not realize any revenues from operations. We do not anticipate recognizing any revenues until such time as (1) one of our product candidates has been approved for marketing by appropriate regulatory authorities, which is not anticipated to occur in the near future, or (2) we enter into a collaboration or licensing arrangement.

Operating Costs and Expenses

For the three months ended September 30, 2017, operating costs and expenses totaled $5.3 million compared to $3.1 million for the three months ended September 30, 2016, representing an increase of $2.2 million. Operating costs and expenses were comprised of the following:

•	Research and development expenses were $2.6 million for the three months ended September 30, 2017, compared to $1.1 million for the three months ended September 30, 2016, representing an increase of $1.5 million. All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. Research and development activities primarily consist of the following:

•	Salary and salary related expenses for research and development personnel was $250,000 for the three months ended September 30, 2017, compared to $200,000 for the three months ended September 30, 2016, an increase of $50,000 between the comparable periods, primarily attributable to a new hire.

•	Consulting and study expenses were $1,000,000 for the three months ended September 30, 2017, compared to $350,000 for the three months ended September 30, 2016, representing an increase of $650,000 between the comparable periods. The study costs are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

•	Included in research and development expense for the three months ended September 30, 2017 is $1,200,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $550,000 for the three months ended September 30, 2016 representing an increase of $650,000 between comparable periods. The increase is primarily attributed to additional amounts of fully vested stock options granted to employees in the three months ended September 30, 2017.

•	General and administrative expenses were $2.7 million for the three months ended September 30, 2017, compared to $2.0 million for the three months ended September 30, 2016, representing an increase of $700,000. The general and administrative expenses for the respective periods include:

•	Stock based compensation expense related to stock options granted was $1,050,000 for the three months ended September 30, 2017 compared to $600,000 for the three months ended September 30, 2016, representing an increase of $450,000 between the comparable periods primarily attributed to additional amounts of fully vested stock options granted to general and administrative employees and consultants in the three months ended September 30, 2017.

•	During the three months ended September 30, 2017, we incurred costs of $1 million for legal and accounting fees compared to $800,000 for the three months ended September 30, 2016, representing an increase of $200,000 primarily attributed to our Nasdaq uplisting and similar corporate activities.

For the six months ended September 30, 2017, operating costs and expenses totaled $8.5 million compared to $9.1 million for the six months ended September 30, 2016, representing a decrease of $600,000. Operating costs and expenses were comprised of the following:

•	Research and development expenses were $3.8 million for the six months ended September 30, 2017, compared to $2.7 million for the six months ended September 30, 2016, representing an increase of $1.1 million. All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. Research and development activities primarily consist of the following:

•	Salary and salary related expenses for research and development personnel was $550,000 for the six months ended September 30, 2017, compared to $450,000 for the six months ended September 30, 2016, an increase of $100,000 between the comparable periods, primarily attributable to a new hire.

•	Consulting and study expenses were $1,450,000 for the six months ended September 30, 2017, compared to $900,000 for the six months ended September 30, 2016, representing an increase of $550,000 between the comparable periods. The study costs are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

•	Included in research and development expense for the six months ended September 30, 2017 is $1.7 million of stock based compensation expense related to stock options granted to research and development personnel compared to $1.2 million for the six months ended September 30, 2016, representing an increase of $500,000 between comparable periods.

•	General and administrative expenses were $4.7 million for the six months ended September 30, 2017, compared to $6.4 million for the six months ended September 30, 2016, representing a decrease of $1.7 million. The general and administrative expenses for the respective periods include:

•	Stock based compensation expense related to stock options granted was $1.9 million for the six months ended September 30, 2017 compared to $4 million for the six months ended September 30, 2016, representing a decrease of $2.1 million between the comparable periods. The decrease was primarily attributed to granting of $1.8m fully vested stock options to the former CFO in the six months ended September 30, 2016.

•	During the six months ended September 30, 2017, we incurred costs of $1.7 million for legal and accounting fees compared to $1.3 million for the six months ended September 30, 2016, representing an increase of $400,000, primarily attributable to our Nasdaq uplisting and similar corporate activities.

Other income (expense)

For the three months ended September 30, 2017, the Company had other income of $100,000 compared to $0 for the three months ended September 30, 2016. For the six months ended September 30, 2017, the Company had other income of $400,000 compared to $0 for the six months ended September 30, 2016. The increase is attributed to the change in the fair value of the derivative liability that is recorded as other income.

Liquidity and Capital Resources

At September 30, 2017, we had cash of $7,500,000, working capital of $5,650,000 and stockholders’ equity of $5,600,000.

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Six Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(5,700,000)	$(2,900,000)
Net cash used in investing activities	—	—
Net cash provided by (used in) financing activities	2,800,000	(100,000)

Operating Activities

Our cash used in operating activities in the six months ended September 30, 2017 totaled $5,700,000, which is the sum of (i) our net loss of $8,100,000, less non-cash expenses totaling $3,200,000 (principally stock-based compensation), and (ii) changes in operating assets and liabilities of $800,000.

Our cash used in operating activities in the six months ended September 30, 2016 totaled $2,900,000, which is the sum of (i) our net loss of $9,100,000, less non-cash expenses totaling $5,500,000 (principally stock-based compensation and issuance of common stock for services), and (ii) changes in operating assets and liabilities of $700,000.

Investing Activities

We had no net cash used in investing activities for the six months ended September 30, 2017 and 2016.

Financing Activities

During the six months ended September 30, 2017, our financing activities consisted of the following:

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

The Company collected approximately $175,000 of subscription receivables in the quarter ended June 30, 2017.

During the six months ended September 30, 2016, our financing activities consisted of the following:

•	Insurance notes payments were made totaling $128,000

Liquidity and Capital Requirements Outlook

The Company has historically funded its operations primarily through equity offerings. The most recent offerings in March and April of 2017, raised aggregate gross proceeds of $11.9 million. Following an assessment of qualitative and quantitative conditions and events considered in the aggregate and based on conditions and events known and reasonably knowable as of the date these financial statements were issued, management believed that the Company has sufficient cash resources to satisfy its obligations as they come due during the twelve-month period following the issuance of these financial statements.

We anticipate requiring additional long-term funding or resources through a variety of other means, including potential issuances of debt or equity securities in public or private financings, option exercises, and partnerships and/or collaborations in order to fund the development of our product candidates, as well as to engage in strategic transactions, if any. The most significant funding needs are anticipated to be in connection with preparing for and conducting one or more phase II clinical trials of our SM-88 drug candidate and related studies and investigations. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and our stock price may not reach levels necessary to induce option exercises. The demand for the equity and debt of biopharmaceutical companies is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of our drug candidates or raise funds on terms that we currently consider unfavorable. The Company has developed an operational plan that manages expenses and delays initiation of certain operational initiatives in order to focus on core programs if appropriate funding is not available.

On August 16, 2017, our Registration Statement on Form S-3 was declared effective by the SEC (our “Effective Form S-3”), which could enable us to offer and sell equity and debt securities of up to $250 million. On November 2, 2017 we initiated an at-the-market (“ATM”) facility that provides us the ability to issue up to $30 million in common stock from time to time and filed a prospectus supplement to the Effective Form S-3 (the “ATM Prospectus Supplement”). Under the facility, we are not required to issue the full available amount authorized and it may be cancelled at any time.

Seasonality

The Company does not believe that its operations are seasonal in nature.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. Our cash balance as of September 30, 2017 was held in insured depository accounts, of which approximately $7.3 million exceeded insurance limits.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

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

The aforementioned material weaknesses were identified by Messrs. Hoffman and Taylor in connection with their review of our financial statements as of September 30, 2017. In addition, our management noted further internal control deficiencies, including those relating to segregation of duties over cash disbursements and the prompt analysis of the financial impact of all transactions to which we are a party.

Our management believes that the material weaknesses set forth above did not have an effect on our financial results.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

•	We retained an accounting and financial reporting advisory firm with significant experience with publicly held companies to assist management in the accounting function and with implementing and enhancing our internal controls over financial reporting. As we secure additional working capital, we will create additional positions in order to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function.

•	We have held and intend to continue holding periodic meetings with our outside accounting firm to discuss operating results, significant transactions, conclusions reached regarding technical accounting matters and financial reporting disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on us, our business, operating results or financial condition.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended March 31, 2017 and our Effective Form S-3 include a detailed discussion of our risk factors, which are hereby updated to reflect the following additional risk factors included in the ATM Prospectus Supplement filed as of the date of this report.

Additional Risks Related to The ATM Offering

Purchasers in this offering will experience immediate and substantial dilution in the book value of their investment.

The public offering price of our common stock as of the date of this report is substantially higher than the net tangible book value per share of our common stock as of September 30, 2017, before giving effect to this offering. Accordingly, if you purchase our common stock in this offering, you will incur immediate and substantial dilution of approximately $3.46 per share, representing the difference between the public offering price at an assumed public offering price of $3.81 per share (which was the last reported sale price on November 1, 2017) and our pro forma as adjusted net tangible book value as of September 30, 2017. Furthermore, if outstanding options or warrants are exercised, you could experience further dilution.

Our management will have broad discretion over the use of the net proceeds from this offering, and you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management will have broad discretion as to the use of the net proceeds from this offering and could use them for purposes other than those contemplated at the time of this offering. We will retain broad discretion over the use of the net proceeds from the sale of the securities offered hereby. We currently intend to use the net proceeds from the sale of the securities offered hereby for research and further development of SM-88 and for general corporate purposes, including capital expenditures working capital, and general and administrative expenses. We may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our own, although we have no current plans, commitments or agreements with respect to any acquisitions as of the date of this report. Accordingly, you will be relying on the judgment of our management with regard to the use of these net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds will be used appropriately. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for Tyme and cause the price of our common stock to decline.

The ownership interests in our Company held by our two co-founders who serve as executive officers and directors will allow them to significantly influence corporate decision-making in a manner that may not reflect the interests of all of our stockholders and one of such executive officers has license rights to certain of our patents and patent applications outside of cancer which may allow him to use our IP in ways that could be inconsistent with ours.

Steve Hoffman, our Chief Executive Officer, Chief Science Officer and a director, and Michael Demurjian, our Chief Operating Officer, Executive Vice President and a director (collectively, our “Co-Founders”), each owned more than 29% of our outstanding common stock as of the date of this report. Messrs. Hoffman and Demurjian are likely to continue to own more than a majority of Tyme’s common stock in the aggregate assuming completion of the $30 million ATM offering at an average price per share equal to the closing price of our common stock on November 1, 2017 ($3.81). As a result, these individuals are positioned to exercise significant influence over our Company’s management and affairs, including, but not limited to, electing members of our board of directors and exercising managerial influence and voting rights in connection with structural defenses and anti-takeover measures, and fundamental corporate transactions, and they may take action that may not reflect the best interests of all of the stockholders of our Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

Further, the Company has granted Mr. Hoffman perpetual, exclusive non-royalty bearing license rights with respect to certain patents and patent applications that the Company uses for SM-88 in all fields other than in connection with the treatment of cancer. This license to Mr. Hoffman may limit the Company’s ability to profit from alternative uses of SM-88, were such uses to be discovered. Further, the use of the patents or patent applications that are used for SM-88 could be associated with a negative event outside of the control of the Company and outside the treatment of cancer, which in either case may have an adverse effect on our business.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public markets could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. A significant portion of our outstanding common stock is eligible for immediate resale in the public market. As of the date of this report, each of our two Co-Founders intends to implement a Rule 10b5-1 trading program allowing for scheduled sales of our common stock representing, in the aggregate, approximately 1.1% of our outstanding common as of such date (the “Rule 10b5-1 Program Shares”). Assuming all such Rule 10b5-1 Program Shares were sold at an average price per share equal to the closing price of our common stock on November 1, 2017 ($3.81) before any further issuances by the Company of its common stock, our Co-Founders’ aggregate beneficial ownership of 59.8% of our outstanding common stock as of the date of this report would decline from 59.8% to approximately 58.7%. We cannot predict the effect that future sales (or the perception of possible future sales) of our common stock by our Co-Founders through such Rule 10b5-1 program or otherwise would have on the market price of our common stock.

Additional Risks Related to Our Business and the Development, Regulatory Approval, and Commercialization of Our Drug Candidates.

In late September 2017, we submitted an SM-88 IND to the FDA for pancreatic cancer patients. We have an ongoing dialogue with FDA on this submission and we currently expect to commence this trial in the first quarter of calendar year 2018, although there is no assurance that this IND will become effective or that we will be able to commence the proposed study on time or at all. Even if FDA allows the IND to become effective, our protocol is subject to review by an institutional review boards (IRB) at each trial site before we can commence our planned trial. If we experience any delay from the FDA in commencing (or cannot commence) our planned pancreatic clinical trial, or are unable to establish clinical trial sites, we may incur significant expense and losses related to such developments, which could have an adverse effect on our prospects, our ability to advance other clinical trials, our ability to deploy a portion of the planned proceeds from this offering to advance our business plan, and the value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not been previously disclosed in SEC reports.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1 *	Employment Letter Agreement, dated August 1, 2017, by and between Tyme Technologies, Inc. and Jonathan Eckard

31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1 *	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Schema Document.

101.CAL *	XBRL Calculation Linkbase Document.

101.DEF *	XBRL Definition Linkbase Document.

101.LAB *	XBRL Label Linkbase Document.

101.PRE *	XBRL Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2017

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ben R. Taylor
Ben R. Taylor
President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)