Form 10-Q
period 2017-12-31
TYME TECHNOLOGIES, INC.
filed 2018-02-07
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

December 31, 2017

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

As of February 5, 2018, there were 90,902,419 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

These statements include, but are not limited to, statements under this caption and under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in our other filings under the Exchange Act or the Securities Act. You should be aware that the occurrence of any of the events discussed herein or in our other filings under the Exchange Act or the Securities Act under the heading “Risk Factors” could substantially harm our business, operating results and financial condition and that if any of these events occurs, it could adversely affect the value of an investment in our securities.

Forward-looking statements include statements about:

•	the success, cost, and timing of our ability to obtain and maintain regulatory approval of SM-88, a combination therapy that is our leading clinical program;

•	our drug development plans and strategies;

•	our completed and planned studies;

•	proposed timing of ongoing and planned clinical trials;

•	preliminary data results and the therapeutic design and mechanisms of our drug candidates;

•	our ability to successfully commercialize SM-88, if approved;

•	the rate and degree of market acceptance of SM-88, if approved;

•	our estimates of our expenses, losses, future revenue and capital requirements and our needs for or ability to obtain additional financing, including funding needed to advance or complete our clinical trials, commercialization and marketing;

•	our ability to obtain and maintain intellectual property protection for SM-88 and our ability to operate our business without infringing on the intellectual property rights of others;

•	our ability to identify and develop new product candidates;

•	our ability to identify, recruit and retain key personnel and collaborators;

•	our ability to raise capital on terms acceptable to us, or otherwise;

•	our financial performance; and

•	developments relating to our competitors and our industry.

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

Additionally, you should refer to the Risk Factors described in Item 1A to our Annual Report on Form 10-K for the year ended March 31, 2017, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that forward-looking statements in this report or therein will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us to any other person that we will achieve our objectives and plans in any specified time frame, or at all.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2017	March 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$10,805,777	$10,482,977
Prepaid expenses and other current assets	1,794,867	228,362

	12,600,644	10,711,339
Property and equipment, net of accumulated depreciation	4,313	7,535

	$12,604,957	$10,718,874

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$2,605,973	$1,645,457
Accounts payable – related party	1,107,862	1,303,011
Derivative liability	—	378,600

	3,713,835	3,327,068
Stockholders’ equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 90,800,723 issued and outstanding at December 31, 2017, 91,692,641 issued and 88,192,641 outstanding at March 31, 2017	9,083	9,172
Common stock, $0.0001 par value, 58,823 shares subscribed at March 31, 2017	—	6
Additional paid in capital	56,400,488	41,419,714
Subscription receivable	—	(174,998)
Accumulated deficit	(47,518,449)	(33,862,088)

Total stockholders’ equity	8,891,122	7,391,806

Total liabilities and stockholders’ equity	$12,604,957	$10,718,874

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	2,585,991	1,745,681	6,402,270	4,461,689
General and administrative	2,975,274	1,245,268	7,644,476	7,661,525

Total operating expenses	5,561,265	2,990,949	14,046,746	12,123,214

Loss from operations	(5,561,265)	(2,990,949)	(14,046,746)	(12,123,214)
Other income	—	—	390,385	—

Net loss	$(5,561,265)	$(2,990,949)	$(13,656,361)	$(12,123,214)

Basic and diluted loss per common share	$(0.06)	$(0.04)	$(0.15)	$(0.14)

Basic and diluted weighted average shares outstanding	89,929,161	84,517,074	89,499,882	84,272,099

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended December 31, 2017

(Unaudited)

	Common Stock				Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Subscribed Shares	Subscribed Amounts
Balance, April 1, 2017	91,692,641	$9,172	58,823	$6	$41,419,714	$(174,998)	$(33,862,088)	$7,391,806
Issuance of common stock and warrants in private placement offering for cash, net of associated expenses of $130,300	1,069,603	107	—	—	2,596,993	—	—	2,597,100
Issuance of common stock from at-the-market financing facility, net of issuance costs of $177,900	1,479,656	148			5,752,788			5,752,936
Proceeds from collection of stock subscription receivable	58,823	6	(58,823)	(6)	—	174,998	—	174,998
Stock based compensation	—	—	—	—	6,642,428	—	—	6,642,428
Derivative liability	—	—	—	—	(11,785)	—	—	(11,785)
Retirement and cancellation of shares of common stock	(3,500,000)	(350)			350			—
Net loss	—	—	—	—	—	—	(13,656,361)	(13,656,361)

Balance, December 31, 2017	90,800,723	$9,083	—	$—	$56,400,488	$—	$(47,518,449)	$8,891,122

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(13,656,361)	$(12,123,214)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,222	3,210
Amortization of employees, directors and consultants stock options	6,642,428	5,257,287
Issuance of common stock for services	—	1,412,541
Gain on remeasurement of derivative liability	(390,385)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,566,505)	165,967
Accounts payable and other current liabilities	765,367	885,810

Net cash used in operating expenses	(8,202,234)	(4,398,399)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flows from financing activities
Insurance note payments	—	(191,465)
Proceeds from private placement offering of common stock and warrants, net of issuance costs	2,597,100	1,470,005
Issuance of common stock from at-the-market financing facility, net of issuance costs	5,752,936	—
Proceeds from collection of stock subscription receivable	174,998	—

Net cash provided by financing activities	8,525,034	1,278,540

Net increase (decrease) in cash	322,800	(3,119,859)
Cash and cash equivalents—beginning of period	10,482,977	6,105,309

Cash and cash equivalents—ending of period	$10,805,777	$2,985,450

Supplemental Cash Flow Information:
Interest	$—	$—
Income taxes	$—	$—
Noncash investing and financing activities:
Derivative liability associated with the price protection feature of shares of common stock issued	$11,785	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2017

(Unaudited)

Note 1. Nature of Business

Tyme Technologies, Inc. (“Tyme Tech”) is a Delaware corporation headquartered in New York, NY, with wholly owned subsidiaries, Tyme Inc. (“Tyme”) and Luminant Biosciences, LLC (“Luminant”) (collectively, the “Company”). Prior to 2014, Luminant conducted the initial research and development of the Company’s therapeutic platform. Since January 1, 2014, the majority of the Company’s research, development and other business activities have been conducted by Tyme, which was incorporated in Delaware in 2013. On October 27, 2016, the Board of Directors of Tyme Tech approved a change in fiscal year end from December 31 to March 31 of each year.

The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of highly targeted cancer therapeutics with a broad range of oncology indications. Tyme’s operations to date have been directed primarily toward research and development activities for human oncologic product candidates. The Company has an ongoing IND-enabled Phase Ib/II clinical study for use of SM-88 in biomarker-recurrent prostate cancer patients. The Company is also evaluating the expansion of its clinical programs to other types of cancer, including initiation of a Phase II pancreatic cancer study.

The accompanying condensed consolidated financial statements include the results of operations of Tyme Tech and its wholly owned subsidiaries.

Liquidity

The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically funded its operations primarily through equity offerings. The most recent private placement offerings were in March and April of 2017, raising aggregate gross proceeds of $11.9 million. On November 2, 2017, the Company entered into an equity distribution agreement (“Equity Distribution Agreement”) with Canaccord Genuity Inc. (“Canaccord”), to commence an at-the-market offering (the “ATM Financing Facility”) pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price up to $30,000,000, through Canaccord, as the Company’s sales agent. In the quarter ended December 31, 2017, the Company raised approximately $5.8 million through the ATM Financing Facility and paid Canaccord aggregate commissions of $178,000. At December 31, 2017, there remained approximately $24,000,000 of availability to sell shares through the facility. The proceeds of those offerings are being used by the Company for continued clinical studies, drug commercialization and development activities and other general corporate and operating expenses. For the year ended March 31, 2017, the Company had negative cash flow from operations of $5.9 million and net loss of $15.2 million, which included $8.1 million of non-cash expenses, primarily non-cash equity compensation expense. For the nine months ended December 31, 2017, the Company had negative cash flow from operations of $8.2 million, net loss of $13.7 million, which included $6.3 million of non-cash expenses, primarily non-cash equity compensation expense. The Company has cash on hand of $10.8 million, prepaid expenses and other current assets of $1.8 million and outstanding accounts payable of $3.7 million.

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

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended March 31, 2017 included in the Company’s Form 10-K filed with the SEC on June 12, 2017. Since the date of such financial statements, the Company adopted ASU 2016-09. There have been no other changes to the Company’s significant accounting policies.

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

Recent Accounting Pronouncements

In February 2017, the FASB issued Update No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This update is meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. This guidance is to be applied using a full retrospective method or a modified retrospective method as outlined in the guidance and is effective for annual reporting periods beginning after December 15, 2017. Further, the Company is required to adopt this guidance at the same time that it adopts the guidance in Update 2014-09, Revenue from Contracts with Customers (Topic 606). The Company will adopt ASU 2016-15 in its consolidated financial statements in the first quarter of fiscal year 2019. It is not expected to have a material impact.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 was effective for the Company in the first quarter of 2018 and was applied prospectively on the area covered in this update. The Company has adopted this standard and it did not have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company will adopt ASU 2016-15 in its consolidated financial statements in the first quarter of fiscal year 2019. It is not expected to have a material impact.

In May of 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718). ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718. ASU 2017-09 is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company will adopt ASU 2016-15 in its consolidated financial statements in the first quarter of fiscal year 2019. It is not expected to have a material impact.

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Basic and diluted net loss per common share calculation:
Net loss	$(5,561,265)	$(2,990,949)	$(13,656,361)	$(12,123,214)

Weighted average common shares outstanding — basic and diluted	89,929,161	84,517,074	89,499,882	84,272,099

Net loss per share of common stock — basic and diluted	$(0.06)	$(0.04)	$(0.15)	$(0.14)

The following outstanding securities at December 31, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

	December 31,
	2017	2016
Stock options	5,240,120	2,520,000
Warrants	5,625,641	967,418

Total	10,865,761	3,487,418

Note 4. Accounts Payable and Other Current Liabilities.

Accounts payable (including accounts payable to a related party – see Note 8) and other current liabilities consisted of the following:

	December 31, 2017	March 31, 2017
Legal	$1,198,558	$1,443,084
Consulting	29,491	60,317
Accounting and auditing	15,217	69,738
Research and development	1,984,379	644,546
Board of Directors and Scientific Advisory	442,610	487,500
Insurance	—	232,100
Other	43,580	11,183

	$3,713,835	$2,948,468

Note 5. Fair Value of Financial Instruments

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 are summarized below:

	Level 1	Level 2	Level 3	Total
March 31, 2017
Liabilities:
Derivative liability—anti-dilution feature	$—	$—	$378,600	$378,600

Total	$—	$—	$378,600	$378,600

The changes in the fair value of the derivative liability for the nine months ended December 31, 2017 are as follows:

Fair value at March 31, 2017	$378,600
Fair value of liability-classified anti-dilution feature	11,785
Change in fair value of derivative liability	(390,385)

Fair value at December 31, 2017	$—

The fair value of the derivative liability as of March 31, 2017 was estimated using a Monte Carlo simulation model using the following assumptions; volatility of 70%, risk-free interest rate 0.83%, expected term of 4.7 months, dividend rate of 0% and fair value of common stock of $1.78

The fair value of the derivative liability was written down to zero as of December 31, 2017 because the anti-dilution provision of the March 2017 Private Placement expired on September 10, 2017 and the anti-dilution provision of the April 2017 Private Placement expired on October 7, 2017, in each case with no shares issued pursuant to such provisions.

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

Investors in the March 2017 and April 2017 Private Placements had limited anti-dilution protection. This provision requires that if the Company were to raise $10 million or more in one or more public or private offerings before the anti-dilution expiry date of September 10, 2017 for the March 2017 Private Placement, and October 7, 2017 for the April 2017 Private Placement, at an effective average consideration and/or exercise or conversion price per share price less than $2.55 per share, subject to exceptions for issuances of certain “exempt securities,” anti-dilution protections could apply that could obligate the Company to issue additional securities to the March 2017 and April 2017 Private Placement investors. The Private Placement investors’ anti-dilution rights expired without effect in September and October of 2017 and the provision previously accounted for as a derivative liability with a fair value of approximately $378,600 as of March 31, 2017 was written down to zero as of December 31, 2017 (see Note 5).

At December 31, 2017 and March 31, 2017, 5,566,107 and 4,496,504 common stock purchase warrants relating to securities purchase agreements were outstanding and exercisable.

The following summarizes the common stock warrant activity for the nine months ended December 31, 2017:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2017	4,556,038	$3.42
Granted	1,069,603	3.00

Outstanding at December 31, 2017	5,625,641	$3.34

At-the-Market Financing Facility

On November 2, 2017, the Company entered into the Equity Distribution Agreement with Canaccord, to commence the ATM Financing Facility pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price up to $30,000,000 through Canaccord, as the Company’s sales agent. For the three months ended December 31, 2017, the Company raised approximately $5.8 million through the ATM Financing Facility and paid Canaccord aggregate commissions of approximately $178,000. At December 31, 2017, there remained approximately $24,000,000 of availability to sell shares through the facility. Under the ATM Financing Facility, the Company is not required to issue the full available amount authorized and it may be cancelled at any time.

Note 7. Commitments and Contingencies.

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities. Substantially all of these agreements and arrangements are on an as needed basis.

Employment Agreements

The Company has entered into employment agreements with certain executives that are fully disclosed in the annual financial statements as part of the Company’s Annual Report on Form 10-K.

In the quarter ending September 30, 2017, the Company entered into an employment agreement with Mr. Jonathan Eckard, pursuant to which Mr. Eckard became Chief Science Officer of the Company.

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

Pursuant to the Eckard Employment Agreement, the Board granted to Mr. Eckard options to purchase up to 500,000 shares of the Company’s common stock at a per-share exercise price of $4.31 (collectively, the “Eckard Options”). 50,000 of the Eckard Options vested upon execution of the Eckard Employment Agreement. The balance of the Eckard Options is scheduled to vest over a four-year term in equal annual installments beginning on the one-year anniversary of the Eckard Options’ grant date, conditioned on Mr. Eckard’s continued employment by the Company on the applicable vesting date.

On November 22, 2017, the Company and Mr. Ben Taylor, the Company’s Chief Financial Officer, entered into an alternative compensation arrangement whereby Mr. Taylor was granted non-qualified stock options to purchase shares of the Company’s common stock in lieu of $213,000 in potential salary payable in the future. Such options consist of the right to purchase 129,957 shares of Company common stock at an exercise price per share of $4.10 (the “Taylor Options”). The Taylor Options have a contractual term of two years, and vest over a six-month term in equal monthly installments beginning on the one-month anniversary of the grant date, subject to Mr. Taylor’s continued service with the Company.

Note 8. Related Party Transactions.

Legal

Drinker, Biddle & Reath LLP (“DBR”) has provided legal services to the Company. A partner of DBR is a member of the Board of Directors and has received, and is entitled to receive in the future, equity compensation payable to non-employee directors generally under the 2016 Director Plan. During the three and nine months ending December 31, 2017 and December 31, 2016, approximately $588,000 and $1,559,000, respectively, and $443,000 and $1,198,000, respectively, have been incurred as legal fees payable to DBR. At December 31, 2017 and March 31, 2017, the Company had approximately $1,108,000 and $1,303,000, respectively in accounts payable to DBR.

Note 9. Equity Incentive Plan.

Stock Options

As of December 31, 2017, there was approximately $11,391,000 of total unrecognized compensation expense related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average service period of 1.3 years. As of December 31, 2017 there were 4,632,042 shares available for grant under the Equity Incentive Plan.

Stock based compensation expense recognized was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
General and administrative	$1,400	$500	$3,300	$4,500
Research and development	1,600	600	3,300	1,900

	$3,000	$1,100	$6,600	$6,400

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

The expected volatility of options granted has been determined using the method described under ASC 718 using the expected volatility of similar companies. The expected term of options granted to employees in the current fiscal period has been based on the term by using the simplified “plain-vanilla” method as allowed under SAB No. 110. The expected term of options granted to non-employees and consultants is based on the grant’s full contractual life.

Prior to the three months ended December 31, 2017, the Company used the full contractual term as the expected term in its Black Scholes model to estimate stock option value. The Company used the full contractual term because there was no history of exercise activity and the stock was thinly-traded on the OTC market.

Beginning in the three months ended December 31, 2017, the Company determined the use of the simplified method was more appropriate than the full contractual term due to the increased trading volume and activity during the quarter and the increased market and demand for shares. For example, the Company sold approximately 1.5 million shares in Q3 2018 through its ATM Financing Facility, generating approximately $5,800,000 in proceeds.

Based on the these factors, the Company deemed it no longer appropriate to use the full contractual term for expected life, because these changes in the business indicate the likelihood that there will be exercise activity before completion of the full contractual term.

The Company considered other methods to estimate expected term other than the simplified method. However, as noted above, there is no historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded and no other refined estimate of expected life that is appropriate.

The weighted average assumptions utilized to determine such values are presented in the following table:

	December 31, 2017	December 31, 2016
Risk free interest rate	2.13%	1.77%
Expected volatility	83.41%	88.45%
Expected term	7.6 years	10 years
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of December 31, 2017:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2017	4,039,444	$6.15
Granted	1,720,120	3.96
Exercised	—	—
Forfeited/Cancelled	(519,444)	8.23

Outstanding at December 31, 2017	5,240,120	5.22

Options exercisable at December 31, 2017	2,009,595	6.27

		Stock Options Outstanding			Stock Options Vested
Range of Exercise Price	Number Outstanding at December 31, 2017	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at December 31, 2017	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.50-$8.75	5,240,120	$5.22	8.37	$10,056,573	2,009,595	$6.27	$2,362,143

The intrinsic value is calculated as the excess of the market value of December 31, 2017 over the exercise price of the options is approximately $10,100,000 and $2,400,000 for outstanding stock options and vested stock options, respectively. The market value as of December 31, 2017 was $6.38 as reported by the NASDAQ Capital Market.

Note 10. Income Taxes.

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company weighed available positive and negative evidence and concluded that a full valuation allowance should continue to be maintained on its net deferred tax assets.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. As of December 31, 2017, the Company continues to maintain that no uncertain tax positions exist. Due to the full valuation allowance, none of the gross unrecognized tax benefits would affect the effective tax rate at December 31, 2017, if recognized.

The Company had no income tax related penalties or interest for periods presented in these condensed consolidated financial statements related to uncertain tax positions due to available net operating loss carryforwards, which would be recorded as tax expense should the Company accrue for such items.

On December 22, 2017 the U.S. Tax Cuts and Jobs Act (“the Act”) was signed into legislation. The Act changed the Federal statutory tax rate to 21% for tax years beginning January 1, 2018. Because the Company has a full valuation allowance against its net deferred tax asset, the rate change has no effect on the Company’s income tax expense. The Company’s deferred tax assets and liabilities will be revalued to the new federal tax rate with a corresponding change in the valuation allowance recorded against them resulting in no impact to the balance sheet.

Note 11. Subsequent Events

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of consolidated financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. As of and for the period ended December 31, 2017, management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report and of our Annual Report on Form 10-K filed on June 12, 2017, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Tyme Technologies” refer to Tyme Technologies, Inc. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in our Form 10-K filed on June 12, 2017 with the SEC, other than the Company’s election to utilize the simplified method when estimating the expected term of stock options granted to employees. There have been no other changes to the Company’s significant accounting policies.

Prior to the three months ended December 31, 2017, the Company used the full contractual term as the expected term in its Black Scholes model to estimate stock option value. The Company used the full contractual term because there was no history of exercise activity and the stock was thinly-traded on the OTC market.

Beginning in the three months ended December 31, 2017, the Company determined the use of the simplified method was more appropriate than the full contractual term due to the increased trading volume and activity during the quarter and the increased market and demand for shares. For example, the Company sold approximately 1.5 million shares in Q3 2018 through its ATM Financing Facility, generating approximately $5,800,000 in proceeds.

Accordingly, based on these factors, the Company deems it no longer appropriate to use the full contractual term for expected life of options granted to employees because the changes in the business indicate there will be exercises before completion of the full contract term.

The Company considered other methods to estimate expected term other than the simplified method. However, as noted above, there is no historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded and no other refined estimate of expected life that is appropriate.

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

On November 2, 2017, the Company entered into an equity distribution agreement (“Equity Distribution Agreement”) with Canaccord Genuity Inc. (“Canaccord”), to commence an at-the-market offering (the “ATM Financing Facility”) pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price up to $30,000,000, through Canaccord, as the Company’s sales agent. Sales of the common stock, if any, will be made at market prices by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made directly on The Nasdaq Capital Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. The Company will pay Canaccord a commission rate of 3.0% of the gross proceeds from the sales of common stock sold through the ATM Financing Facility. In the quarter ended December 31, 2017, the Company raised approximately $5.8 million through the ATM Financing Facility and paid Canaccord aggregate compensation of $178,000.

On November 22, 2017, the Company and Mr. Ben Taylor, the Company’s Chief Financial Officer, entered into an alternative compensation arrangement whereby Mr. Taylor was granted non-qualified stock options to purchase shares of the Company’s common stock in lieu of $213,000 in potential salary payable in the future. Such options consist of the right to purchase 129,957 shares of Tyme common stock at an exercise price per share of $4.10. The options have a term of two years, and options vest in six equal installments on each monthly anniversary of the date of grant, starting on December 22, 2017, subject to Mr. Taylor’s continued service with Tyme.

Our Board of Directors approved the implementation of plan by which, the Company would seek stockholder approval of certain potential corporate governance changes, including amending the Company’s certificate of incorporation to: (a) implement a classified Board of Directors, (b) authorize the Board of Directors to exclusively fill any and all vacancies occurring on the Board, (c) authorize the Board of Directors to exclusively have the power to change, and set, the size of the Board and (d) authorize the Board of Directors to exclusively have the power to call a special meeting of stockholders. The Board intends to pursue the foregoing measures and may also pursue certain other structural defenses such as a stockholder rights plan, but reserves the right to modify or abandon these plans entirely before or after stockholder approval. As of the date of this report, directors and executive officers of the Company beneficially owned approximately 59.2% of the Company’s outstanding common stock. As a result, the approval of any or all of such governance proposals by the Board of Directors and by stockholders who are also directors would be sufficient to implement approval of such proposals under applicable law.

Results of Operations

Three and Nine Months Ended December 31, 2017 Compared to Three and Nine Months Ended December 31, 2016

Net loss for the three months ended December 31, 2017 was $5.6 million compared to $3.0 million for the three months ended December 31, 2016. Net loss for the nine months ended December 31, 2017 was $13.7 million compared to $12.1 million for the nine months ended December 31, 2016.

Revenues

During the three and nine month periods ended December 31, 2017 and 2016, we did not realize any revenues from operations. We do not anticipate recognizing any revenues until such time as (1) one of our product candidates has been approved for marketing by appropriate regulatory authorities, which is not anticipated to occur in the near future, or (2) we enter into a collaboration or licensing arrangement.

Operating Costs and Expenses

For the three months ended December 31, 2017, operating costs and expenses totaled $5.6 million compared to $3.0 million for the three months ended December 31, 2016, representing an increase of $2.6 million. Operating costs and expenses were comprised of the following:

•	Research and development expenses were $2.6 million for the three months ended December 31, 2017, compared to $1.7 million for the three months ended December 31, 2016, representing an increase of $900,000. All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. Research and development activities primarily consist of the following:

•	Salary and salary related expenses for research and development personnel was $300,000 for the three months ended December 31, 2017, compared to $200,000 for the three months ended December 31, 2016, an increase of $100,000 between the comparable periods, primarily attributable to a new hire.

•	Consulting and study expenses were $700,000 for the three months ended December 31, 2017, compared to $600,000 for the three months ended December 31, 2016, representing an increase of $100,000 between the comparable periods. The increase is mainly attributable to expanded clinical activities. The study costs are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

•	Included in research and development expense for the three months ended December 31, 2017 is $1,600,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $600,000 for the three months ended December 31, 2016 representing an increase of $1,000,000 between comparable periods. The increase is primarily attributed to additional amounts of fully vested stock options granted to employees and research and development consultants in the three months ended December 31, 2017.

•	General and administrative expenses were $3.0 million for the three months ended December 31, 2017, compared to $1.2 million for the three months ended December 31, 2016, representing an increase of $1.8 million. The general and administrative expenses for the respective periods include:

•	Stock based compensation expense related to stock options granted was $1,200,000 for the three months ended December 31, 2017 compared to $500,000 for the three months ended December 31, 2016, representing an increase of $700,000, primarily attributable to additional amounts of fully vested stock options granted to general and administrative employees and consultants in the three months ended December 31, 2017.

•	During the three months ended December 31, 2017, we incurred costs of $1 million for legal and accounting fees compared to $300,000 for the three months ended December 31, 2016, representing an increase of $700,000 primarily attributable to our expansion of corporate activities and related legal expenses.

•	During the three months ended December 31, 2017, we incurred costs of $250,000 for Board of Director compensation compared to $13,000 for 2016, representing an increase of approximately $237,000.

For the nine months ended December 31, 2017, operating costs and expenses totaled $14.0 million compared to $12.1 million for the nine months ended December 31, 2016, representing a decrease of $1.9 million. Operating costs and expenses were comprised of the following:

•	Research and development expenses were $6.4 million for the nine months ended December 31, 2017, compared to $4.5 million for the nine months ended December 31, 2016, representing an increase of $1.9 million. All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. Research and development activities primarily consist of the following:

•	Salary and salary related expenses for research and development personnel was $850,000 for the nine months ended December 31, 2017, compared to $650,000 for the nine months ended December 31, 2016, an increase of $200,000 between the comparable periods, primarily attributable to expansion of research and development related employees.

•	Consulting and study expenses were $2.1 million for the nine months ended December 31, 2017, compared to $1.1 million for the nine months ended December 31, 2016, representing an increase of $1.0 million between the comparable periods. The increase is mainly attributable to expanded clinical activities. The study costs are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

•	Included in research and development expense for the nine months ended December 31, 2017 is $3.3 million of stock based compensation expense related to stock options granted to research and development personnel compared to $1.9 million for the nine months ended December 31, 2016, representing an increase of $1.4 million between comparable periods, primarily attributed to additional amounts of fully vested stock options granted to research and development employees and consultants in the three months ended December 31, 2017.

•	General and administrative expenses were $7.6 million for the nine months ended December 31, 2017, compared to $7.7 million for the nine months ended December 31, 2016. The general and administrative expenses for the respective periods include:

•	Stock based compensation expense related to stock options granted was $3.3 million for the nine months ended December 31, 2017 compared to $4.5 million for the nine months ended December 31, 2016, representing a decrease of $1.2 million between the comparable periods. The decrease was primarily attributable to granting of $1.8 million of fully vested stock options to the former CFO in the nine months ended December 31, 2016.

•	During the nine months ended December 31, 2017, we incurred costs of $2.7 million for legal and accounting fees compared to $1.7 million for the nine months ended December 31, 2016, representing an increase of $1.0 million, primarily attributable to our Nasdaq uplisting and similar corporate activities.

Other income (expense)

For the three months ended December 31, 2017 and 2016, the Company had other income of $0. For the nine months ended December 31, 2017, the Company had other income of $400,000 compared to $0 for the nine months ended December 31, 2016. The increase is attributed to the change in the fair value of the derivative liability that is recorded as other income.

Liquidity and Capital Resources

At December 31, 2017, we had cash of $10,800,000, working capital of $8,900,000 and stockholders’ equity of $8,900,000.

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Nine Months Ended December 31,
	2017	2016
Net cash used in operating activities	$(8,200,000)	$(4,400,000)
Net cash used in investing activities	—	—
Net cash provided by financing activities	8,500,000	1,300,000

Operating Activities

Our cash used in operating activities in the nine months ended December 31, 2017 totaled $8,200,000, which is the sum of (i) our net loss of $13,700,000, less non-cash expenses totaling $6,300,000 (principally stock-based compensation), and (ii) changes in operating assets and liabilities of $800,000. Cash used in operating activities for the three months ended December 31, 2017 totaled $2,500,000.

Our cash used in operating activities in the nine months ended December 31, 2016 totaled $4,400,000, which is the sum of (i) our net loss of $12,100,000, less non-cash expenses totaling $6,700,000 (principally stock-based compensation and issuance of common stock for services), and (ii) changes in operating assets and liabilities of $1,000,000.

Investing Activities

We had no net cash used in investing activities for the nine months ended December 31, 2017 and 2016.

Financing Activities

During the nine months ended December 31, 2017, our financing activities consisted of the following:

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

In the quarter ended December 31, 2017, the Company raised approximately $5.8 million through the ATM Financing Facility. The aggregate commission proceeds paid by the Company to Canaccord during the quarter were approximately $177,900.

During the nine months ended December 31, 2016, our financing activities consisted of Insurance notes payments were made totaling $191,000 and the Company received $1,470,000 in a private placement of securities by selling and issuing 452,314 shares of common stock.

Liquidity and Capital Requirements Outlook

The Company has historically funded its operations primarily through equity offerings. The most recent private placement offerings in March and April of 2017, raised aggregate gross proceeds of $11.9 million. In November 2017, the Company entered into an ATM Financing Facility to sell additional shares on the public market. In the quarter ended December 31, 2017, the Company raised approximately $5.8 million of proceeds through sales of its common stock through the ATM Financing Facility.    Following an assessment of qualitative and quantitative conditions and events considered in the aggregate and based on conditions and events known and reasonably knowable as of the date these financial statements were issued, management believed that the Company has sufficient cash resources to satisfy its obligations as they come due during the twelve-month period following the issuance of these financial statements.

We anticipate requiring additional long-term funding or resources through a variety of other means, including potential issuances of debt or equity securities in public or private financings, option exercises, and partnerships and/or collaborations in order to fund the development of our product candidates, as well as to engage in strategic transactions, if any. Accordingly, we regularly evaluate opportunities, based on market and other conditions, to access the capital markets and sources of financing. The most significant funding needs are anticipated to be in connection with preparing for and conducting one or more phase II clinical trials of our SM-88 drug candidate and related studies and investigations. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and our stock price may not reach levels necessary to induce option exercises. The demand for the equity and debt of biopharmaceutical companies is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of our drug candidates or raise funds on terms that we currently consider unfavorable. The Company has developed an operational plan that manages expenses and delays initiation of certain operational initiatives in order to focus on core programs if appropriate funding is not available.

On August 16, 2017, our Registration Statement on Form S-3 was declared effective by the SEC (our “Effective Form S-3”), which could enable us to offer and sell equity and debt securities of up to $250 million. On November 2, 2017, we filed a prospectus supplement to the Effective Form S-3 (the “ATM Prospectus Supplement”) and initiated the ATM Financing Facility, under which we have remaining availability to issue and sell shares for an aggregate purchase price up to approximately $24 million. Under the ATM Financing Facility, we are not required to issue the full available amount authorized and it may be cancelled at any time.

Seasonality

The Company does not believe that its operations are seasonal in nature.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. Our cash balance as of December 31, 2017 was held in insured depository accounts, of which approximately $10.6 million exceeded insurance limits. Accordingly, the Company is subject to risk of loss of the uninsured excess.

Item 4.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this quarterly report on Form 10-Q. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and in light of the material weaknesses described below identified by Messrs. Hoffman and Taylor disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017 and further described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management began implementing certain practices and procedures to address the foregoing material weaknesses and significant deficiencies with plans to complete the remediation of the foregoing deficiencies in the future. Such remediation efforts are discussed below under “Management’s Remediation Initiatives.”

Our management believes that the material weaknesses set forth above did not have an effect on our financial results.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

•	We retained an accounting and financial reporting advisory firm with significant experience with publicly held companies to assist management in the accounting function and with implementing and enhancing our internal controls over financial reporting. As we secure additional working capital, we have recently hired a corporate controller and we will create additional positions, including a corporate controller, to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function.

•	We have held and intend to continue holding periodic meetings with our accounting and financial reporting advisory firm to discuss operating results, significant transactions, conclusions reached regarding technical accounting matters and financial reporting disclosures.

•	The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts discussed above, there have been no changes in our internal control over financial reporting during our three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional Risks Related to The ATM Financing Facility

Our management will have broad discretion over the use of the net proceeds of our ATM Financing Facility, and investors may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management will have broad discretion as to the use of the net proceeds from the offering related to our ATM Financing Facility and could use them for purposes other than those contemplated at the time of the offering. We will retain broad discretion over the use of the net proceeds. We currently intend to use the net proceeds from the sale of the securities pursuant to our ATM Financing Facility for research and further development of SM-88 and for general corporate purposes, including capital expenditures, working capital, and general and administrative expenses. We may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our own, although we have no current plans, commitments or agreements with respect to any acquisitions as of the date of this report. Accordingly, investors will be relying on the judgment of our management with regard to the use of these net proceeds, and will not have the opportunity, as part of their investment decision, to assess whether the proceeds will be used appropriately. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for Tyme and cause the price of our common stock to decline.

Purchasers in the offering related to our ATM Financing Facility will experience immediate and substantial dilution in the book value of their investment.

The public offering price of our common stock as of the date of this report is substantially higher than the net tangible book value per share of our common stock as of December 31, 2017. Accordingly, purchasers of our common stock in this offering will incur immediate and substantial dilution in the book value of their investment. Furthermore, if outstanding options or warrants are exercised, purchasers could experience further dilution.

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

Steve Hoffman, our Chief Executive Officer, Chief Science Officer and a director, and Michael Demurjian, our Chief Operating Officer, Executive Vice President and a director (collectively, our “Co-Founders”), each owned more than 29% of our outstanding common stock as of December 31, 2017. Messrs. Hoffman and Demurjian are likely to continue to own more than a majority of Tyme’s common stock in the aggregate assuming completion of the $30 million ATM offering at an average price per share equal to the closing price of our common stock on

November 1, 2017 ($3.81). As a result, these individuals are positioned to exercise significant influence over our Company’s management and affairs, including, but not limited to, electing members of our board of directors and exercising managerial influence and voting rights in connection with structural defenses and anti-takeover measures, and fundamental corporate transactions, and they may take action that may not reflect the best interests of all of the stockholders of our Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

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

Sales of a substantial number of shares of our common stock in the public markets could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. A significant portion of our outstanding common stock is eligible for immediate resale in the public market. As of the date of this report, each of our two Co-Founders intends to implement a Rule 10b5-1 trading program allowing for scheduled sales of up to an aggregate maximum of 2 million shares of our common stock, in the aggregate (the “Rule 10b5-1 Program Shares”). Assuming all such Rule 10b5-1 Program Shares were sold, our Co-Founders’ beneficial ownership could only decline from 58.7% to 56.5%. We cannot predict the effect that future sales (or the perception of possible future sales) of our common stock by our Co-Founders through such Rule 10b5-1 program or otherwise would have on the market price of our common stock.

Additional Risks Related to our “Controlled Company” Status.

We meet the definition of a “Controlled Company,” under the Nasdaq corporate governance rules, because our co-founders, Messrs. Hoffman and Demurjian, collectively, beneficially own more than 50% of the voting power of our common stock and have agreed to vote together on certain matters submitted for a stockholder vote. The Company, therefore, is exempt from certain of Nasdaq’s corporate governance requirements, including the requirement that the majority of our board of directors be independent, and the requirement to maintain a nominating and corporate governance committee and a compensation committee composed entirely of independent directors. We currently rely on the exemption to not maintain either a nominating and corporate governance committee or a compensation committee. Though the majority of our board is independent, we remain a controlled company, and during any transition period following a time when we are no longer a Controlled Company, investors will not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

Additional Risks Related to Our Business and the Development, Regulatory Approval, and Commercialization of Our Drug Candidates.

In late September 2017, we submitted an SM-88 IND to the FDA for pancreatic cancer patients. We are engaged in a dialogue with FDA on this submission that is ongoing, and while and we currently expect to commence this trial in the first half of calendar year 2018, although there is no assurance that this IND will become effective or that we will be able to commence the proposed study on time or at all. Even if FDA allows the IND to become effective, our protocol is subject to review by an institutional review board (IRB) at each trial site before we can commence our planned trial, which could result in delays. If we experience any delay from the FDA in commencing (or cannot commence) our planned pancreatic clinical trial, or are unable to establish clinical trial sites, we may incur significant expense and losses related to such developments, which could have an adverse effect on our prospects, our ability to advance other clinical trials, our ability to deploy a portion of the planned proceeds from this offering to advance our business plan, and the value of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On February 5, 2018, Tommy G. Thompson was elected to serve on the Company’s Board. The Board elected Mr. Thompson to fill a vacancy on our Board, in accordance with our Company’s By-laws. Mr. Thompson previously served as a director from May 9, 2016 through February 15, 2017. Since February 15, 2017, he served as a special advisor to our Board. Mr. Thompson’s biographical information is set forth below.

Thomas G. Thompson 76, currently is the Chairman and Chief Executive Officer of Thompson Holdings, and former United States Health and Human Services (HHS) Secretary and four-term Governor of Wisconsin. Governor Thompson, through his work at Thompson Holdings, continues to develop innovative solutions to the health care challenges facing American families, businesses, communities, states and the nation as a whole. These efforts focus on improving the use of information technology in hospitals, clinics and doctors’ offices; promoting healthier lifestyles; strengthening and modernizing Medicare and Medicaid; and expanding the use of medical diplomacy around the world. From 2005 until 2009, Governor Thompson served as a senior advisor at the consulting firm Deloitte LLP and was the founding independent chairman of the Deloitte Center for Health Solutions, which researches and develops solutions to some of our nation’s most pressing health care and public health related challenges. From 2005 to early 2012, Governor Thompson served as a senior partner at the law firm of Akin, Gump, Strauss, Hauer, & Feld LLP. Governor Thompson served as Chairman of the Board of Directors of Logistics Health, Inc. from January 2011 to May 2011, and served as President from February 2005 to January 2011. He currently serves on the Board of Directors of the following public companies: Physicians Realty Trust and TherapeuticsMD, Inc., each as Chairman of the Board of Directors, and Centene Corporation, and United Therapeutics Corporation. Mr. Thompson also previously served on the board of C.R. Bard, Inc. from 2005 to 2017 and Cytori Therapeutics, Inc. from 2011 to 2016.

Effective February 5, 2018, he will be entitled to receive non-employee director compensation as approved by us and in effect from time to time. Our current non-employee director compensation program that is in effect is described in our Annual Report on Form 10-K for the year ended March 31, 2017.

Item 6.	Exhibits.

Exhibit
Number	Description

10.1	Equity Distribution Agreement, dated as of November 2, 2017, by and between Tyme Technologies, Inc. and Canaccord Genuity, Inc. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: November 2, 2017), filed with the SEC on November 6, 2017.]

31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1 *	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Schema Document.

101.CAL *	XBRL Calculation Linkbase Document.

101.DEF *	XBRL Definition Linkbase Document.

101.LAB *	XBRL Label Linkbase Document.

101.PRE *	XBRL Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 7, 2018

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ben R. Taylor
Ben R. Taylor
President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)