Form 10-Q
period 2018-06-30
TYME TECHNOLOGIES, INC.
filed 2018-07-31
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38169

TYME TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3864597
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

17 State Street – 7th Floor

New York, New York 10004

(Address of principal executive offices)

(Zip Code)

(212) 461-2315

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

As of July 26, 2018, there were 101,226,479 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “anticipates,” and similar expressions (including their use in the negative), are intended to identify forward-looking statements. Forward- looking statements can also be identified by discussions of future matters such as the development and potential commercialization of our lead drug candidate and of other of new products, technology enhancements, possible collaborations, the timing, scope and objectives of our planned clinical trials and other statements that are not historical. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in our Form 10-K for the year ended March 31, 2018 and in this report under “Risk Factors,” and in any subsequent filings with the United States Securities and Exchange Commission and many of which are beyond our control. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report and our Annual Report on Form 10-K for the year ended March 31, 2018 and subsequent reports we file from time to time may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We cannot assure you that forward-looking statements in this report or therein will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us to any other person that we will achieve our objectives and plans in any specified time frame, or at all. We disclaim any intent or duty to update any of these forward-looking statements after completion of this Quarterly Report on Form 10-Q to conform these statements to actual results or revised expectations.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2018	March 31, 2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$22,438,597	$28,975,822
Prepaid rent	242,755	—
Prepaid expenses and other current assets	787,373	732,555
Total current assets	23,468,725	29,708,377

Property and equipment, net of accumulated depreciation	16,413	3,239
Prepaid clinical costs	1,306,225	1,306,225
Prepaid rent, net of current portion	283,214	—

Total assets	$25,074,577	$31,017,841

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities (including $362,000 and $384,000 of related party accounts payable, respectively)	$2,717,673	$2,817,090
Accrued bonuses	—	1,248,690
Insurance note payable	269,325	480,094
Total current liabilities	2,986,998	4,545,874
Total liabilities	2,986,998	4,545,874

Commitments and contingencies (see Note 8)

Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 101,226,479 issued and outstanding at June 30, 2018 and March 31, 2018	10,125	10,125
Additional paid in capital	81,631,831	79,293,423
Accumulated deficit	(59,554,377)	(52,831,581)
Total stockholders' equity	22,087,579	26,471,967
Total liabilities and stockholders' equity	$25,074,577	$31,017,841

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2018	2017
Revenues	$—	$—
Operating expenses:
Research and development	3,010,688	1,264,358
General and administrative (including $400,000 and $406,000 of related party legal expenses, respectively)	3,708,481	1,924,204
Total operating expenses	6,719,169	3,188,562
Loss from operations	(6,719,169)	(3,188,562)
Other income	—	315,624
Interest expense	(3,627)	—
Net loss	$(6,722,796)	$(2,872,938)
Basic and diluted loss per common share	$(0.07)	$(0.03)
Basic and diluted weighted average shares outstanding	101,226,479	89,258,377

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2018

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance, April 1, 2018	101,226,479	$10,125	$79,293,423	$(52,831,581)	$26,471,967
Stock based compensation	—	—	2,338,408	—	2,338,408
Net loss	—	—	—	(6,722,796)	(6,722,796)
Balance, June 30, 2018	101,226,479	$10,125	$81,631,831	$(59,554,377)	$22,087,579

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(6,722,796)	$(2,872,938)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,369	1,074
Amortization of employees, directors and consultants stock options	2,338,408	1,296,723
Gain on remeasurement of derivative liability	—	(315,624)
Change in operating assets and liabilities:
Prepaid rent	(525,969)	-
Prepaid expenses and other assets	(54,818)	(1,053,768)
Accounts payable and other current liabilities	(99,417)	191,218
Accrued bonuses	(1,248,690)	—
Net cash used in operating expenses	(6,310,913)	(2,753,315)

Cash flows from investing activities
Purchase of property & equipment	(15,543)	—
Net cash used in investing activities	(15,543)	—

Cash flows from financing activities
Insurance note payments	(210,769)	—
Proceeds from private placement offering of common stock and warrants, net of issuance costs	—	2,597,100
Proceeds from collection of stock subscription receivable	—	174,998

Net cash (used in) provided by financing activities	(210,769)	2,772,098

Net (decrease) increase in cash	(6,537,225)	18,783

Cash and cash equivalents - beginning	28,975,822	10,482,977
Cash and cash equivalents - ending	$22,438,597	$10,501,760

Supplemental Cash Flow Information:
Interest	$3,627	$—
Income taxes	$—	$—

Noncash investing and financing activities:
Derivative liability associated with the price protection feature of shares of common stock issued	$—	$11,785

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

Note 1. Nature of Business

Tyme Technologies, Inc. (“Tyme Tech”) is a Delaware corporation headquartered in New York, NY, with wholly-owned subsidiaries, Tyme Inc. (“ Tyme ”) and Luminant Biosciences, LLC (“ Luminant ”) (collectively, the “ Company ”). Prior to 2014, Luminant conducted the initial research and development of the Company’s therapeutic platform. Since January 1, 2014, the majority of the Company’s research, development and other business activities have been conducted by Tyme, which was incorporated in Delaware in 2013. On October 27, 2016, the Board of Directors of Tyme Tech approved a change in fiscal year end from December 31 to March 31 of each year.

The Company is a clinical-stage biotechnology company developing novel cancer therapeutics that are intended to be effective across many tumor types while also maintaining low toxicity. Tyme’s operations to date have been directed primarily toward research and development activities for human oncologic product candidates. The Company has completed an ongoing Investigational New Drug application (“IND”)-enabled Phase Ib clinical study, has an ongoing Phase II clinical study for use of SM-88 in biomarker-recurrent prostate cancer patients and recently initiated a Phase II clinical study in metastatic pancreatic cancer. The Company is evaluating the expansion of its clinical programs to other types of cancer and may also seek to develop oncology drug candidates in addition to SM-88, its lead clinical program.

The accompanying condensed consolidated financial statements include the results of operations of Tyme Tech and its wholly-owned subsidiaries.

Liquidity

The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically funded its operations primarily through equity offerings. During fiscal year 2018, the Company raised gross proceeds of approximately $32.1 million through the issuance of its common stock, par value $0.0001 per share (“Common Stock”). Most recently in March 2018, the Company raised aggregate gross proceeds of $23.3 million before underwriting discounts and commissions and expenses of the offering through an underwritten public offering. Previously on November 2, 2017, the Company entered into an equity distribution agreement (“Equity Distribution Agreement”) with Canaccord Genuity Inc. (“Canaccord”), to commence an at-the-market offering (the “ATM Financing Facility”) pursuant to which the Company may, from time to time, subject to certain rules and regulations, sell shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price up to $30.0 million, through Canaccord, as the Company’s sales agent. In the year ended March 31, 2018, the Company raised approximately $6.2 million in aggregate gross proceeds before commissions and expenses through the ATM Financing Facility and paid Canaccord aggregate commissions of $0.3 million. At June 30, 2018, there remained approximately $24.0 million of availability to sell shares through the facility.

For the three months ended June 30, 2018, the Company had negative cash flow from operations of $6.3 million and net loss of $6.7 million, which included $2.3 million of non-cash expenses, primarily non-cash equity compensation expense. As of June 30, 2018, the Company had a working capital of approximately $22.1 million.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our condensed consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the SEC on June 13, 2018 (the “2018 10-K”). The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended March 31, 2018 included in the Company’s 2018 10-K.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation relating to Prepaid clinical costs for $1,306,225. These reclassifications have no effect on the previously reported net loss.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements. The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company adopted ASU 2017-09 in its consolidated financial statements in the first quarter of fiscal year 2019. It did not have a material impact.

In February 2017, the FASB issued Update No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). This update is meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets.  The Company adopted ASU 2017-05 in its consolidated financial statements in the first quarter of fiscal year 2019. It did not have a material impact.

In January 2017, the FASB issued ASU 2017-01, amending Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”), to clarify the definition of a business with the objective of providing a more robust framework to assist management when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are to be applied prospectively to business combinations that occur after the effective date.  The Company adopted ASU 2017-01 in its consolidated financial statements in the first quarter of fiscal year 2019. It did not have a material impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and for interim periods therein, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for the Company for annual periods and interim periods within those annual periods beginning after December 15, 2018 and early adoption is not permitted. The Company adopted ASU 2016-01 in its consolidated financial statements in the first quarter of fiscal year 2019. It did not have a material impact.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company adopted ASU 2017-01 in its consolidated financial statements in the first quarter of fiscal year 2019. It did not have a material impact.

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended June 30,
	2018	2017
Basic and diluted net loss per common share calculation:
Net loss	$(6,722,796)	$(2,872,938)
Weighted average common shares outstanding — basic and diluted	101,226,479	89,258,377
Net loss per share of common stock — basic and diluted	$(0.07)	$(0.03)

The following outstanding securities at June 30, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

	June,
	2018	2017
Stock options	7,305,472	3,552,000
Warrants	5,615,641	5,625,641
Total	12,921,113	9,177,641

Note 4. Accounts Payable and Other Current Liabilities.

Accounts payable (including accounts payable to a related party – see Note 9) and other current liabilities consisted of the following:

	June 30, 2018	March 31, 2018
Legal	$416,690	$421,128
Consulting	101,621	78,101
Accounting and auditing	101,286	81,652
Research and development	1,244,342	1,678,675
Board of Directors and Scientific Advisory	710,971	442,610
Other	142,763	114,924
	$2,717,673	$2,817,090

Note 5. Fair Value of Financial Instruments

There are no assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and March 31, 2018.

The changes in the fair value of the derivative liability for the three months ended June 30, 2017 are as follows:

Fair value at March 31, 2017	$378,600
Fair value of liability-classified anti-dilution feature	$11,785
Change in fair value of derivative liability	(315,624)
Fair value at June 30, 2017	$74,761

The fair value of the derivative liability was written down to zero as of December 31, 2017 because the anti-dilution provision of the March 2017 Private Placement expired on September 10, 2017 and the anti-dilution provision of the April 2017 Private Placement expired on October 7, 2017, in each case with no shares issued pursuant to such provisions.

The fair value of the derivative liability as of June 30, 2017 was estimated using a Monte Carlo simulation model using the following assumptions:

June 30, 2017
Volatility	60%
Risk-Free Interest Rate	0.96%
Expected Term in Years	2.4 months
Dividend Rate	0.00%
Fair Value of Common Stock Share	$1.78

Note 6. Debt.

Insurance Note Payable

During the year ended March 31, 2018, the Company entered into a short-term financing arrangement with its insurance carrier related to payment of premium for its Director and Officer liability insurance coverage totaling $480,094 for the policy year ending on March 31, 2019. As of June 30, 2018 and March 31, 2018, there remained a balance of $269,325 and $480,094, respectively, recorded to Insurance note payable on the accompanying consolidated balance sheets.

Note 7. Stockholders’ Equity.

Securities Purchase Agreements

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

At each of June 30, 2018 and March 31, 2018, 5,566,107 common stock purchase warrants relating to securities purchase agreements were outstanding and exercisable.

The following summarizes the common stock warrant activity for the three months ended June 30, 2018:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2018	5,615,641	$3.34
Outstanding at June 30, 2018	5,615,641	$3.34

At-the-Market Financing Facility

On November 2, 2017, the Company entered into the Equity Distribution Agreement with Canaccord, to commence the ATM Financing Facility pursuant to which the Company may, from time to time, sell shares of the Company’s Common Stock  having an aggregate offering price up to $30,000,000 through Canaccord, as the Company’s sales agent. For the three months ended June 30, 2018, the Company did not sell any securities through the ATM Financing Facility.  At June 30, 2018, there remained approximately $24,000,000 of availability to sell shares through the facility. Under the ATM Financing Facility, the Company is not required to issue the full available amount authorized and it may be cancelled at any time.

Public Offering

In March 2018, the Company raised approximately $23,288,000 in gross proceeds through a public offering of 10,350,000 shares of our common stock. The Offering was made pursuant to the Company’s registration statement on Form S-3 (Registration No. 333-211489), which was declared effective by the U.S. Securities and Exchange Commission on August 16, 2017, a base prospectus dated August 16, 2017 and a prospectus supplement dated March 1, 2018.

Note 8. Commitments and Contingencies.

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities.

Purchase Commitments

During fiscal year 2018, we entered into two contracts with manufacturers to supply certain components used in SM-88 in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods.  Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The contracts are structured to match clinical supply needs for our ongoing trials and we expect the timing of associated payments to predominately occur during fiscal year 2019. Total outstanding future obligations associated with the contracts were $1.1 million and $1.7 million at June 30, 2018 and March 31, 2018, respectively.

Note 9. Related Party Transactions.

Legal

Drinker Biddle & Reath LLP (“DBR”) has provided legal services to the Company. A partner of DBR is a member of the Board of Directors and has received, and is entitled to receive in the future, as well as cash compensation payable generally to non-employee directors, equity compensation payable to non-employee directors generally under the 2016 Director Plan. During the three months ending June 30, 2018 and 2017, approximately $400,000 and $406,000, respectively, have been incurred as legal fees associated with DBR. At June 30, 2018 and March 31, 2018, the Company had approximately $362,000 and $384,000, respectively, in accounts payable and accrued expenses payable to DBR.

Note 10. Equity Incentive Plan.

Stock Options

As of June 30, 2018, there was approximately $10,931,210 of total unrecognized compensation expense related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average service period of 1.37 years. As of June 30, 2018, there were 6,095,790 shares available for grant under the Equity Incentive Plans.

Stock based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,
	2018	2017
General and administrative	$1,661,000	$807,000
Research and development	677,000	489,000
	$2,338,000	$1,296,000

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

Based on these factors, the Company deemed it no longer appropriate to use the full contractual term for expected life, because these changes in the business indicate the likelihood that there will be exercise activity before completion of the full contractual term.

The Company considered other methods to estimate expected term other than the simplified method. However, as noted above, there is no historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded and no other refined estimate of expected life that is appropriate.

The weighted average assumptions used to determine such values are presented in the following table:

	June 30, 2018	June 30, 2017
Risk free interest rate	2.87%	2.17%
Expected volatility	75.09%	90.02%
Expected term (in years)	5.91	10
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of June 30, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2018	5,438,072	$5.11
Granted	1,867,400	2.90
Exercised	—	—
Forfeited/Cancelled
Outstanding at June 30, 2018	7,305,472	4.55
Options exercisable at June 30, 2018	3,544,980	5.23

		Stock Options Outstanding			Stock Options Vested
Range of Exercise Price	Number Outstanding at June 30, 2018	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at June 30, 2018	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.30-$8.75	7,305,472	4.55	8.45	1,227,002	3,544,980	5.23	324,170

The intrinsic value, which is calculated as the excess of the market value of June 30, 2018 over the exercise price of the options, is approximately $1,227,002 and $324,170 for outstanding stock options and vested stock options, respectively. The market value as of June 30, 2018 was $3.16 as reported by the NASDAQ Capital Market.

Note 11. Income Taxes.

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company weighed available positive and negative evidence and concluded that a full valuation allowance should continue to be maintained on its net deferred tax assets.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. As of June 30, 2018, the Company’s uncertain tax positions remain unchanged. Due to the full valuation allowance, none of the gross unrecognized tax benefits would affect the effective tax rate at June 30, 2018, if recognized.

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

Note 12. Subsequent Events

On July 30, 2018, the Company entered into amended employment agreements with Ben R. Taylor, the Company’s President and Chief Financial Officer, and Dr. Jonathan Eckard, the Company’s Chief Scientific Affairs Officer (the “Amended Employment Agreements”). The Amended Employment Agreements modify the severance benefits provided thereunder and provide that all equity awards would immediately vest in the event of a change of control (as defined in the Company’s 2015 Equity Incentive Plan). The Amended Employment Agreements also changed the duration of each executive’s non-compete and non-solicitation covenants to two years.

On July 30, 2018, the Board approved modifications to stock options awarded to employees under the 2015 Equity Incentive Plan on May 24, 2018 to change the vesting terms, which had previously provided for vesting over a four-year period (with 25% of the award vesting on the one-year anniversary of grant and the remaining vesting in pro rata quarterly increments), such that the awards vest instead on a three year vesting schedule, vesting in pro rata quarterly increments. No other terms of these options were modified. See Part II. Item 5. Other Information for additional details regarding the Amended Employment Agreements and stock option modifications.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report and of our Annual Report on Form 10-K filed on June 13, 2018, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Tyme Technologies” refer to Tyme Technologies, Inc. together with its subsidiaries. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in our Form 10-K filed with the SEC on June 13, 2018 (the “2018 10-K”).

Overview

We are a clinical stage biotechnology company developing cancer therapeutics that are intended to be broadly effective across many tumor types and have low toxicity profiles. We have completed an ongoing Investigational New Drug application (“IND”), enabled Phase I clinical study, have an ongoing Phase II clinical study for use SM-88 in biomarker-recurrent prostate cancer patients and recently initiated a Phase II clinical study in metastatic pancreatic cancer. We are actively evaluating the expansion of our clinical programs to other types of cancer and may also seek to develop oncology drug candidates in addition to SM-88, our lead clinical program.

Recent Developments

Consistent with our overall corporate mission of developing effective cancer therapies that can extend patients’ lives while not compromising on the quality of life gained, during the three months ended June 30, 2018, we continued the following notable activities:

•	SM-88: Currently Enrolling Phase II Trial for Pancreatic Cancer

We initiated our Phase II clinical trial in metastatic pancreatic cancer in March 2018.  As of the date of this report, we have opened 17 sites across the United States and have enrolled ten patients.  We remain in the process of enrolling patients and opening sites.  We anticipate the dose ranging phase to complete enrollment by the end of calendar year 2018 with 36 patients and to make the first presentation of interim data in January 2019.

•	SM-88: Currently Enrolling Phase II Prostate Cancer Trial

We continue to enroll patients in our six-month multi-center, open label study patients with biomarker-recurrent prostate cancer who have rising Prostate Specific Antigen levels and no radiographically detectable lesions. There were no additional radiographic progressions since our presentation at the American Society of Clinical Oncology Genitourinary Cancer Symposium in February 2018.  We are considering an extension of the trial to monitor longer-term safety and efficacy, as a majority of the patients who have completed the six-month trial term have requested waivers to continue treatment.  We will provide further updates on potential modifications to the trial design if and when those details become available. Our target to provide updated data from this trial remains in the first quarter of calendar year 2019.

•	Potential Clinical Trial in a Third Indication

Tyme continues to make progress in the planning of a trial in sarcoma with its partnership with the Joseph Ahmed Foundation and anticipates providing an update in the second half of calendar year 2018.

On May 24, 2018, the Board approved an amendment and restatement of the 2016 Director Plan (the “Restated 2016 Director Plan”) to increase the number of shares authorized to be issued under the plan and to permit different award structures and different vesting schedules than currently provided for in the plan. The Board has submitted the Restated 2016 Director Plan for approval by the stockholders at the 2018 annual meeting of stockholders. In addition, the Board approved the 2018 Employee Bonuses as recommended by the Compensation Committee, which consisted of (a) a bonus of $297,000 for the Company’s Chief Executive Officer, Steve Hoffman, and (b) a bonus pool of $870,000 to be allocated among the Company’s other employees.  Such bonuses were paid in the quarter ended June 30, 2018.

Additionally, on May 24, 2018, the Board approved a revised Director Compensation Program that would consist of: (1) a grant of options to acquire 100,000 shares of the Company’s common stock upon initial election to the Board; (2) annual cash compensation of $50,000 for each director; (3) an annual grant to each director of options to acquire 50,000 shares of the Company’s common stock, par value $0.0001 (the “Common Stock”); and (4) cash compensation for serving on Board committees, in amounts to be determined.  On July 30, 2018, the Board approved annual cash retainers for Board committee service.  See Part II, Item 5.  Other Information for additional details.  The Board also deemed it in the best interest of the Company to grant additional options to purchase 75,000 shares of the Company’s Common Stock under the 2016 Director Plan to each non-employee director serving on the Board, (excluding Don DeGolyer who was elected as a Director at this meeting and received his initial grant of 100,000 options) to align past awards with the revised director appointment grant practices being adopted pursuant to the Director Compensation Program, to be fully vested on the date of grant.

On July 30, 2018, the Company entered into amended employment agreements with Ben R. Taylor, the Company’s President and Chief Financial Officer, and Dr. Jonathan Eckard, the Company’s Chief Scientific Affairs Officer (the “Amended Employment Agreements”). The Amended Employment Agreements modify the severance benefits provided thereunder and provide that all equity awards would immediately vest in the event of a change of control (as defined in the Company’s 2015 Equity Incentive Plan). The Amended Employment Agreements also changed the duration of each executive’s non-compete and non-solicitation covenants to two years.

On July 30, 2018, the Board approved modifications to stock options awarded to employees under the 2015 Equity Incentive Plan on May 24, 2018 to change the vesting terms, which had previously provided for vesting over a four-year period (with 25% of the award vesting on the one-year anniversary of grant and the remaining vesting in pro rata quarterly increments), such that the awards vest instead on a three year vesting schedule, vesting in pro rata quarterly increments. No other terms of these options were modified. See Part II. Item 5. Other Information for additional details regarding the Amended Employment Agreements and stock option modifications.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net loss for the three months ended June 30, 2018 was $6.7 million compared to $2.9 million for the three months ended June 30, 2017.  The increase was primarily due to expenses related to its Phase II pancreatic and prostate cancer clinical trials, the initiation of pre-clinical animal testing, additional costs associated with the Company’s NASDAQ listing and administrative costs associated with the Company’s equity financings.

Revenues

During the three month periods ended June 30, 2018 and 2017, we did not realize any revenues from operations. We do not anticipate recognizing any revenues until such time as (1) one of our product candidates has been approved for marketing by appropriate regulatory authorities, which is not anticipated to occur in the near future, or (2) we enter into a collaboration or licensing arrangement.

Operating Costs and Expenses

For the three months ended June 30, 2018, operating costs and expenses totaled $6.7 million compared to $3.2 million for the three months ended June 30, 2017, representing an increase of $3.5 million. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $3.0 million for the three months ended June 30, 2018, compared to $1.3 million for the three months ended June 30, 2017, representing an increase of $1.7 million. All research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. Research and development activities primarily consist of the following:
•

Salary and salary related expenses for research and development personnel was $400,000 for the three months ended June 30, 2018, compared to $250,000 for the three months ended June 30, 2017, an increase of $150,000 between the comparable periods, primarily attributable to new hires in conjunction with increased clinical and other operating activities.

•

Consulting and study expenses were $1,900,000 for the three months ended June 30, 2018, compared to $450,000 for the three months ended June 30, 2017, representing an increase of $1,450,000 between the comparable periods. The increase is mainly attributable to expanded clinical activities, primarily due to new pancreatic and prostate cancer clinical trials and the initiation of pre-clinical animal testing. The study costs are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

•

Included in research and development expense for the three months ended June 30, 2018 is $700,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $500,000 for the three months ended June 30, 2017 representing an increase of $200,000 between comparable periods. The increase is due to amortization of expense in the three months ended June 30, 2018 of options granted in conjunction with key management hires during 2018.

•

General and administrative expenses were $3.7 million for the three months ended June 30, 2018, compared to $1.9 million for the three months ended June 30, 2017, representing an increase of $1.8 million. The general and administrative expenses for the respective periods include:

•

Stock based compensation expense related to stock options granted was $1.7 million for the three months ended June 30, 2018 compared to $800,000 for the three months ended June 30, 2017, representing an increase of $900,000, primarily attributable to amortization of expense of fully vested options granted to the Board of Directors in the three months ended June 30, 2018.

•

During the three months ended June 30, 2018, excluding the stock based compensation costs noted above, general and administrative expenses were $1.9 million compared to $1.1 million in the same period in the prior year.  The increase of approximately $800,000 primarily resulted from an increase in professional services related to increased corporate and operational activity. These costs include legal, accounting, investor relations and communications.

Other income (expense)

For the three months ended June 30, 2018, the Company had other income of $0. For the three months ended June 30, 2017, the Company had other income of $316,000. The other income was attributed to the remeasurement of the derivative liability relating to anti-dilution provisions of two private placement offerings in March 2017 and April 2017.

Liquidity and Capital Resources

At June 30, 2018, we had cash of $22.4 million, working capital of $22.1 million and stockholders’ equity of $22.1 million. 22,100,000

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Three Months Ended June 30,
	2018	2017
Net cash (used in) provided by operating activities	$(6,310,000)	$(2,750,000)
Net cash (used in) provided by investing activities	—	—
Net cash (used in) provided by financing activities	(210,000)	2,770,000

Operating Activities

Our cash used in operating activities in the three months ended June 30, 2018 totaled $6,310,000, which is the sum of (i) our net loss of $6,500,000, less non-cash expenses totaling $2,300,000 (principally stock-based compensation), and (ii) changes in operating assets and liabilities of $1,400,000, primarily due to the payment of accrued 2018 bonuses for $1,200,000 in the first quarter of 2019.

Our cash used in operating activities in the three months ended June 30, 2017 totaled $2,750,000, which is the sum of (i) our net loss of $2,875,000, less non-cash expenses totaling $980,000 (principally stock-based compensation), and (ii) changes in operating assets and liabilities of $855,000.

Investing Activities

During the three months ended June 30, 2018, our investing activities consisted of purchases of $16,000 of machinery and equipment.

No cash was used in investing activities for the three months ended June 30, 2017.

Financing Activities

During the three months ended June 30, 2018, there was $211,000 of financing activities, consisting of payments related to premiums for its Director and Officer liability insurance coverage.

During the three months ended June 30, 2017, our financing activities consisted of the following:

In April 2017, the Company raised $2.6 million in net proceeds through a private placement (“April 2017 Private Placement”) of 1,069,603 shares of our Common Stock and 1,069,603 common stock purchase warrants (each, a “Warrant”). Each Warrant entitles its holder to purchase one share of Common Stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share. The warrants expire two years from the date of issuance and vest immediately. The warrants are included within additional paid-in capital on the statement of stockholders’ equity and will not be subject to remeasurement. The Company collected approximately $175,000 of subscription receivables in the quarter ended June 30, 2017.

Liquidity and Capital Requirements Outlook

During fiscal year 2018, we raised net proceeds of approximately $28 million through the issuance of our common stock. Most recently in March 2018, we raised aggregate net proceeds of $21.9 million after underwriting discounts and commissions and expenses of the offering through an underwritten public offering. Previously, on November 2, 2017, the Company entered into the Equity Distribution Agreement with Canaccord, to commence the ATM Financing Facility pursuant to which the Company may, from time to time, subject to certain rules and regulations, sell shares of the Company’s Common Stock, having an aggregate offering price up to $30.0 million, through Canaccord as the Company’s sales agent. In the year ended March 31, 2018, the Company raised approximately $6.2 million in aggregate gross proceeds before commissions and expenses through the ATM Financing Facility and incurred related costs, including commission to Canaccord, of approximately $0.3 million. At March 31, 2018, there remained approximately $24.0 million of availability to sell shares through the facility.

We anticipate requiring additional capital to further fund the development of our product candidates, as well as to engage in potential partnerships or collaborations. The most significant funding needs continue to be in connection with conducting immediate Phase II clinical trials of our SM-88 drug candidate for prostate cancer and pancreatic cancer as well as additional or related studies and investigations, including small-scale pre-clinical studies related to the mechanism of action of our lead clinical program SM-88 and other potential drug candidates.  Primarily as a result of its active clinical trials, as well as other business developments, the Company currently anticipates that its quarterly cash usage, or “cash burn rate”, will approximate $5 million per quarter. The burn rate for the quarter ending June 30, 2018, was higher than prior quarters primarily due to higher clinical expenses, prepaid rent, and FY 2018 performance bonuses paid during the quarter.  If we determine to move beyond the pre-clinical stage for any of these studies or significantly expand currently active clinical trials, our liquidity requirements will be increased.

Additionally, in May 2018, following a review of the Company’s employee and director compensation program performed in conjunction with an independent third-party compensation consultant, our board of directors approved certain changes to our executive compensation programs, which are designed to address the Company’s unique business attributes and to promote the Company’s goals of attracting and retaining talent, aligning of the interests of executives with stockholders, and avoiding excessive risk taking. After consultation with the compensation consultant, the board approved employee cash bonuses for the completed 2018 fiscal year in an aggregate total amount of approximately $1.2 million, which was paid by the Company in May 2018. The board also approved salary increases for certain of the Company’s executives and expects that, during the course of fiscal 2019, it will expand its annual cash retainer program for non-employee directors to include annual cash retainers for service on board committees, in amounts to be determined.

As of June 30, 2018, the Company has cash on hand of approximately $22 million and working capital of approximately $22 million.

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

We regularly evaluate opportunities to raise capital and obtain necessary, as well as opportunistic, financing. To meet our short and long-term liquidity needs, we currently expect to use existing cash balances and a variety of other means, including potential issuances of debt or equity securities in public or private financings, including our ongoing ATM Financing Facility, option exercises, and partnerships and/or collaborations. The demand for the equity and debt of biotechnology companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations.

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

Contractual Obligations

There were no material changes in contractual obligations as of June 30, 2018 from those provided in our 2018 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. Our cash balance as of June 30, 2018 was held in insured depository accounts, of which approximately $22.4 million exceeded insurance limits. Accordingly, the Company is subject to risk of loss of the uninsured excess.

Item 4.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and in light of the material weaknesses described below identified by Messrs. Hoffman and Taylor disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses were as follows:

•	Ineffective information technology general controls (“ITGC”) and application controls within the Company’s general ledger system, disbursement solution and payroll solution, including:
o	Insufficient segregation of duties;
o	Lack of review controls over activity by administrative users;
o	Validation of information and reports used by management.
•	Ineffective controls over period end financial disclosure and reporting processes, including:
o	Lack of a formal closing process;
o	Lack of communication with non-finance business personnel and sufficient review of business activities, including significant transactions, to determine proper accounting and reporting;
o	Insufficient management oversight of outside accounting and financial reporting advisory firm.
•	Lack of sufficient and timely review over account balances, including:
o	Inadequate support and description of reconciling items;

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

Management’s Actions and Plans to Remediate Material Weaknesses:

Management believes that progress has been made during the quarter ended June 30, 2018, and through the date of this report, to remediate the underlying causes of the material weaknesses in internal control over financial reporting and has taken the following steps to remediate such material weaknesses:

•

We have hired a corporate controller who will provide oversight and define deliverables and responsibilities for the outside accounting and financial reporting advisory firm as well as increase our technical expertise within the accounting function.

•

We continue to enhance our periodic meetings with our outside accounting and financial reporting advisory firm to discuss operating results, significant transactions, conclusions reached regarding technical accounting matters and financial reporting disclosures.

•

We have begun evaluating the control functionality within the disbursement, general ledger, and human resources systems that provide key control functionality. Within these systems, we plan to modify and improve security administration and other access level and systemic controls. Where this is inherently limited, we will establish more effective compensating controls outside such system.

•	We have begun developing a detailed remediation plan with target deadlines for completion.

Management plans to the following steps to further remediate the material weaknesses as follows:

•

We will formalize processes and policies, including financial closing processes with analytical reviews and implementation of policies for ITGC. Where necessary, we will implement relevant key controls.

•	We will establish a disclosure committee that will include both finance and non-finance representatives.
•	We will improve processes that allow for proactive review of significant transactions, including the creation of a centralized repository for significant agreements.
•	We will continue to develop processes that segregate duties consistent with control objectives.
•	We will establish a periodic review by financial management of account balance detail, journal entry posting activity and account reconciling items.
•	We will work with system vendors and the outside accounting and financial reporting advisory firm to create or modify reports that are relied upon in making financial and business decisions.

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than as described above under “Management Remediation Initiatives”, there have been no changes in our internal control over financial reporting during our three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on us, our business, operating results or financial condition.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended March 31, 2018 includes a detailed discussion of our risk factors.  At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On July 30, 2018, the Company entered into amended employment agreements with each of Ben R. Taylor, age 41, as the Company’s President and Chief Financial Officer, and Dr. Jonathan Eckard, age 44, as the Company’s Chief Scientific Affairs Officer (the “Amended Employment Agreements”). The Amended Employment Agreements modify the severance benefits as described below and provide that all equity awards would immediately vest in the event of a change of control (as defined in the Company’s 2015 Equity Incentive Plan). The Amended Employment Agreement also change the duration of each executive’s non-compete and non-solicitation covenants to two years.

Mr. Taylor’s Amended Employment Agreement provides for an annual salary of $450,000 and a term that is scheduled to expire on the one-year anniversary of the effective date of Amended Employment Agreement unless earlier terminated. Mr. Taylor’s Amended Employment Agreement (i) renews for an additional one-year period unless timely notice of nonrenewal is given or the Amended Employment Agreement is earlier terminated, (ii) provides for severance benefits equal to one year of salary, immediate and full vesting of equity awards, and COBRA payments for 18 months in the event of termination by the Company without “cause” or by the executive for “good reason” (as such terms are defined in the Amended Employment Agreement) and (iii) contemplates the payment of a performance bonus based upon the achievement of performance criteria and goals approved by the Board in its sole discretion. Pursuant to the Amended Employment Agreement, Mr. Taylor continues to hold a sign-on option to purchase up to 1,500,000 shares of the Company’s common stock at a per share exercise price based on a trailing average closing price of the Company’s common stock. The sign-on option has a ten year term and was previously scheduled to vest in four equal annual installments beginning on the one-year anniversary of the grant date of the option. In connection with the Amended Employment Agreement, the sign-on option, which is subject to the terms of the Company’s 2015 Equity Incentive Plan, was subsequently amended on July 30, 2018 to change the vesting terms to vest as if the original sign-on grant had been made on a three-year vesting schedule, vesting in pro-rata increments, as well as to provide for automatic vesting upon a change of control and to permit “net” cashless exercise without the need for further Board approval.

Dr. Eckard’s Amended Employment Agreement provides for an annual salary of $375,000 and a term that is scheduled to expire on the one-year anniversary of the effective date of Amended Employment Agreement unless earlier terminated. Dr. Eckard’s Amended Employment Agreement (i) could renew for an additional one-year term unless timely notice of nonrenewal is given or the Amended Employment Agreement is earlier terminated, (ii) provides for severance benefits equal to one year of salary, immediate and full vesting of equity awards, and COBRA payments for 18 months in the event of termination by the Company without “cause” or by the executive for “good reason” (as such terms are defined in the Amended Employment Agreement) and (iii) contemplates the payment of a performance bonus based upon the achievement of performance criteria and goals approved by the Board in its sole discretion. Pursuant to the Amended Employment Agreement, Dr. Eckard continues to hold a sign-on option to purchase up to 500,000 shares of the Company’s common stock at a per share exercise price based on a trailing average closing price of the Company’s common stock. 50,000 shares vested on the grant date of the option, and the option for the remaining 450,000 shares has a ten year term and was previously scheduled to vest in four equal annual installments beginning on the one-year anniversary of the grant date of the option. In connection with the Amended Employment Agreement, the sign-on option, which is subject to the terms of the 2015 Equity Incentive Plan, was subsequently amended on July 30, 2018 to change the vesting terms to vest as if the original grant had been made on a three-year vesting schedule, vesting in pro-rata increments, as well as to provide for automatic vesting upon a change of control and to permit “net” cashless exercise without the need for further Board approval.

On July 30, 2018, the Board also approved modifications to stock options awarded to employees under the 2015 Equity Incentive Plan on May 24, 2018 to change the vesting terms, which had previously provided for vesting over a four-year period (with 25% of the award vesting on the one-year anniversary of grant and the remaining vesting in pro rata quarterly increments), such that the awards vest instead on a three year vesting schedule, vesting in pro rata quarterly increments. No other terms of these options were modified. These modifications impacted stock option awards to named executive officers Ben R. Taylor, President and Chief Financial Officer (400,000 options), Dr. Jonathan Eckard, Chief Scientific Affairs Officer (300,000 options), and Dr. Giuseppe Del Priore, Chief Medical Officer (300,000 options). The option modification will result in increased stock compensation expense in the second quarter of fiscal 2019 as well as future quarters as a result of the shorter vesting period.  The change in vesting period, however, is not expected to impact the total compensation expense over the life of the awards and such compensation expense is a non-cash expense.

In connection with the Compensation Committee’s continued review of the Company’s executive compensation and non-employee director compensation arrangements, in consultation with its compensation consultant, Pearl Meyer, the Compensation Committee recommended, and the Board approved annual cash retainers for Board service as follows:

Committee	Compensation
Compensation Committee	Chair: $12,500 Other Members: $6,250
Audit Committee	Chair: $15,000 Other Members: $7,500

As previously disclosed, in February 2018, our Chief Executive Officer, Steve Hoffman, and our Chief Operating Officer, Michael Demurjian, each entered into an individual written trading plan (the “10b5-1 Plans”) in accordance with both Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and our insider trading policy. Pursuant to these plans, each executive may sell, in one or more transactions, up to one million shares.  Since initiation of those plans, Mr. Hoffman has sold 214,691 shares and Mr. Demurjian has sold 168,015 shares.  The 10b5-1 Plans will remain in effect until January 2019, unless earlier terminated by the executives, should Mr. Hoffman or Mr. Demurjian choose, as an alternative, to sell the balance of the remaining shares in a negotiated or other transaction.

Item 6.	Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Tyme Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on September 19, 2014.)

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tyme Technologies, Inc., effective April 2, 2018 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on April 2, 2018.)

3.3	Amended and Restated By-Laws of Tyme Technologies, Inc., effective April 2, 2018. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on April 2, 2018.)

10.1 †

Amended and Restated 2016 Stock Option Plan for Non-Employee Directors, effective May 24, 2018. (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on May 29, 2018).

10.2 †*	Amended Letter Agreement, dated July 30, 2018, by and between Ben R. Taylor and Tyme Technologies, Inc.

10.3 †*	Amended and Restated Nonqualified Stock Option Agreement, dated July 30, 2018, by and between Tyme Technologies, Inc. and Ben R. Taylor.

10.4 †*	Amended Letter Agreement, dated July 30, 2018, by and between Jonathan Eckard and Tyme Technologies, Inc.

10.5 †*	Amended and Restated Nonqualified Stock Option Agreement, dated July 30, 2018, by and between Tyme Technologies, Inc. and Jonathan Eckard.

10.6 †*	Form of Amendment to Nonqualified Stock Option Agreement under the Tyme Technologies, Inc. 2015 Equity Incentive Plan.

10.7 †*	Form of Stock Option Agreement under the Tyme Technologies, Inc. 2015 Equity Incentive Plan.

31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1 **	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Schema Document.

101.CAL *	XBRL Calculation Linkbase Document.

101.DEF *	XBRL Definition Linkbase Document.

101.LAB *	XBRL Label Linkbase Document.

101.PRE *	XBRL Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2018

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ben R. Taylor
Ben R. Taylor
President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)