Form 10-Q
period 2018-09-30
TYME TECHNOLOGIES, INC.
filed 2018-11-05
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, there were 103,006,351 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “anticipates,” and similar expressions (including their use in the negative), are intended to identify forward-looking statements. Forward looking statements can also be identified by discussions of future matters such as the development and potential commercialization of our lead drug candidate and of other new products, technology enhancements, possible collaborations, the timing, scope and objectives of our ongoing and planned clinical trials and other statements that are not historical. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in our Form 10-K for the year ended March 31, 2018 and in this report under “Risk Factors,” and in any subsequent filings with the United States Securities and Exchange Commission and many of which are beyond our control. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report and our Annual Report on Form 10-K for the year ended March 31, 2018 and subsequent reports we file from time to time may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2018	March 31, 2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$21,069,744	$28,975,822
Prepaid rent	242,755	—
Prepaid clinical costs	271,548	—
Prepaid expenses and other current assets	532,125	732,555
Total current assets	22,116,172	29,708,377

Property and equipment, net of accumulated depreciation	14,044	3,239
Prepaid clinical costs	1,669,144	1,306,225
Prepaid rent, net of current portion	222,525	—

Total assets	$24,021,885	$31,017,841

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities (including $251,000 and $384,000 of related party accounts payable, respectively)	$2,400,804	$2,817,090
Accrued bonuses	691,368	1,248,690
Insurance note payable	155,246	480,094
Total current liabilities	3,247,418	4,545,874
Total liabilities	3,247,418	4,545,874

Commitments and contingencies (see Note 8)

Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 102,723,796 and 101,226,479 issued and outstanding at September 30, 2018 and March 31, 2018, respectively	10,275	10,125
Additional paid in capital	87,333,689	79,293,423
Accumulated deficit	(66,569,497)	(52,831,581)
Total stockholders' equity	20,774,467	26,471,967
Total liabilities and stockholders' equity	$24,021,885	$31,017,841

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	3,443,516	2,551,920	6,454,203	3,816,279
General and administrative (including $251,000, $565,000, $651,000 and $972,000 of related party legal expenses, respectively)	3,569,174	2,744,998	7,277,656	4,669,202
Total operating expenses	7,012,690	5,296,918	13,731,859	8,485,481
Loss from operations	(7,012,690)	(5,296,918)	(13,731,859)	(8,485,481)
Other income	—	74,761	—	390,385
Interest expense	(2,430)	—	(6,057)	—
Net loss	$(7,015,120)	$(5,222,157)	$(13,737,916)	$(8,095,096)
Basic and diluted loss per common share	$(0.07)	$(0.06)	$(0.14)	$(0.09)
Basic and diluted weighted average shares outstanding	101,647,555	89,321,067	101,438,168	89,284,069

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended September 30, 2018

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance, April 1, 2018	101,226,479	$10,125	$79,293,423	$(52,831,581)	$26,471,967
Issuance of common stock from at-the-market financing facility, net of associated expenses of $103,237	1,497,317	150	3,337,840	—	3,337,990
Stock based compensation	—	—	4,702,426	—	4,702,426
Net loss	—	—	—	(13,737,916)	(13,737,916)
Balance, September 30, 2018	102,723,796	$10,275	$87,333,689	$(66,569,497)	$20,774,467

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(13,737,916)	$(8,095,096)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,739	2,148
Amortization of employees, directors and consultants stock options	4,702,426	3,592,852
Gain on remeasurement of derivative liability	—	(390,385)
Change in operating assets and liabilities:
Prepaid rent	(465,280)	—
Prepaid expenses and other assets	200,430	(954,574)
Prepaid clinical costs	(634,467)
Accounts payable and other current liabilities	(416,287)	103,403
Accrued bonuses	(557,322)	—
Net cash used in operating expenses	(10,903,677)	(5,741,652)

Cash flows from investing activities
Purchase of property & equipment	(15,544)	—
Net cash used in investing activities	(15,544)	—

Cash flows from financing activities
Insurance note payments	(324,847)	—
Proceeds from private placement offering of common stock and warrants, net of issuance costs	—	2,597,100
Issuance of common stock from at-the-market financing	3,337,990	—
Proceeds from collection of stock subscription receivable	—	174,998

Net cash provided by financing activities	3,013,143	2,772,098

Net decrease in cash and cash equivalents	(7,906,078)	(2,969,554)

Cash and cash equivalents - beginning	28,975,822	10,482,977
Cash and cash equivalents - ending	$21,069,744	$7,513,423

Supplemental Cash Flow Information:
Interest	$6,057	$—
Income taxes	$—	$—

Noncash investing and financing activities:
Derivative liability associated with the price protection feature of shares of common stock issued	$—	$11,785

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

The Company is a clinical stage biotechnology company developing cancer therapeutics that are intended to be broadly effective across many tumor types and have low toxicity profiles. Unlike targeted therapies that attempt to regulate specific mutations within cancer, the Company’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic weaknesses to compromise its defenses, leading to cell death through oxidative stress and exposure to the body’s natural immune system.  The Company has two ongoing IND-enabled Phase II clinical trials in metastatic pancreatic cancer and biomarker recurrent prostate cancer.  The Company recently announced an investigator-initiated Phase II trial of SM-88 in patients with previously treated metastatic Ewing’s sarcoma. The Company is actively evaluating the expansion of its clinical programs to other types of cancer and may also seek to develop oncology drug candidates in addition to SM-88, our lead clinical program.

The accompanying condensed consolidated financial statements include the results of operations of Tyme Tech and its wholly-owned subsidiaries.

Liquidity

The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically funded its operations primarily through equity offerings. During fiscal year 2018, the Company raised gross proceeds of approximately $32.1 million through the issuance of its common stock, par value $0.0001 per share (“Common Stock”). Most recently in March 2018, the Company raised aggregate gross proceeds of $23.3 million before underwriting discounts and commissions and expenses of the offering through an underwritten public offering. Previously on November 2, 2017, the Company entered into an equity distribution agreement (“Equity Distribution Agreement”) with Canaccord Genuity Inc. (“Canaccord”), to commence an at-the-market offering (the “ATM Financing Facility”) pursuant to which the Company may, from time to time, subject to certain rules and regulations, sell shares of the Company’s Common Stock having an aggregate offering price up to $30.0 million, through Canaccord, as the Company’s sales agent. In the year ended March 31, 2018, the Company raised approximately $6.2 million in aggregate gross proceeds before commissions and expenses through the ATM Financing Facility and paid Canaccord aggregate commissions of $0.3 million. For the six months ended September 30, 2018, the Company raised approximately $3.3 million in aggregate gross proceeds before commissions and expenses through the ATM Financing Facility and paid Canaccord aggregate commissions of $0.1 million.  At September 30, 2018, there remained approximately $20.4 million of availability to sell shares through the facility.

For the six months ended September 30, 2018, the Company had negative cash flow from operations of $10.9 million and net loss of $13.7 million, which included $4.7 million of non-cash expenses, primarily non-cash equity compensation expense. For the three months ended September 30, 2018, the Company had negative cash flow from operations of $4.7 million and net loss of $7.0 million, which included $2.4 million of non-cash expenses, primarily non-cash equity compensation expense. As of September 30, 2018, the Company had working capital of approximately $18.9 million. On October 25, 2018, Tyme had decided to discontinue use of the ATM Financing Facility for at least the remainder of calendar year 2018. The Company intends to reassess the use of the ATM facility to sell Common Stock in calendar year 2019.

Management has concluded that substantial doubt does not exist regarding the Company’s ability to satisfy its obligations as they come due during the twelve-month period following the issuance of these financial statements. This conclusion is based on the Company’s assessment of qualitative and quantitative conditions and events, considered in the aggregate as of the date of issuance of these financial statements that are known and reasonably knowable. Among other relevant conditions and events, the Company has considered its operational plans, liquidity sources, obligations due or expected, funds necessary to maintain the Company’s operations, and potential adverse conditions or events as of the issuance date of these financial statements. The Company has developed an operational plan that manages expenses and delays initiation of certain operational initiatives to focus on core programs if appropriate funding is not available.

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

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation relating to Prepaid clinical costs for $1,306,225. These reclassifications have no effect on the previously reported net loss or cash flows.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and for interim periods therein, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based payments made to nonemployees so that the accounting for such payments is substantially the same as those made to employees, with certain exceptions. Under this ASU, equity-classified share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees, unless the award is modified after the service has been rendered, any other conditions necessary to earn the right to benefit from the instruments have been satisfied, and the nonemployee is no longer providing services. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We elected to early adopt ASU 2018-07 effective July 1, 2018 and will apply the guidance to any future equity-classified share based awards to nonemployees.

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Basic and diluted net loss per common share calculation:
Net loss	$(7,015,120)	$(5,222,157)	$(13,737,916)	$(8,095,096)
Weighted average common shares outstanding — basic and diluted:	101,647,555	89,321,067	101,438,168	89,284,069
Net loss per share of common stock — basic and diluted	$(0.07)	$(0.06)	$(0.14)	$(0.09)

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing net loss attributable to the Company by the weighted average number of shares of Company common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period. During the periods presented, the calculation excludes any potential dilutive common shares and any equivalents as they would have been anti-dilutive as the Company incurred losses for the periods then ended.

The following outstanding securities at September 30, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

	September 30,
	2018	2017
Stock options	8,105,472	4,382,000
Warrants	5,615,641	5,625,641
Total	13,721,113	10,007,641

Note 4. Accounts Payable and Other Current Liabilities.

Accounts payable (including accounts payable to a related party – see Note 9) and other current liabilities consisted of the following:

	September 30, 2018	March 31, 2018
Legal	358,520	$421,128
Consulting	29,073	37,071
Accounting and auditing	133,166	81,652
Research and development	1,288,602	1,678,675
Board of Directors and Scientific Advisory	477,750	442,610
Other	113,693	155,954
Total	2,400,804	$2,817,090

Note 5. Fair Value of Financial Instruments

There are no assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and March 31, 2018.

The changes in the fair value of the derivative liability for the six months ended September 30, 2017 are as follows:

Fair value at March 31, 2017	$378,600
Fair value of liability-classified anti-dilution feature	$11,785
Change in fair value of derivative liability	(390,385)
Fair value at September 30, 2017	$—

The fair value of the derivative liability was written down to zero as of September 30, 2017, as the anti-dilution provision on the March 2017 Private Placement expired on September 10, 2017 and the anti-dilution provision on the April 2017 Private Placement expired on October 7, 2017, in each case with no shares issued pursuant to such provisions.

Note 6. Debt.

Insurance Note Payable

During the year ended March 31, 2018, the Company entered into a short-term financing arrangement with its insurance carrier related to payment of premium for its Director and Officer liability insurance coverage totaling $480,094 for the policy year ending on March 31, 2019. As of September 30, 2018 and March 31, 2018, there remained a balance of $155,246 and $480,094, respectively, recorded to Insurance note payable on the accompanying consolidated balance sheets.

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

At each of September 30, 2018 and March 31, 2018, 5,566,107 common stock purchase warrants relating to securities purchase agreements were outstanding and exercisable.

The following summarizes the common stock warrant activity for the six months ended September 30, 2018:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2018	5,615,641	$3.34
Outstanding at September 30, 2018	5,615,641	$3.34

At-the-Market Financing Facility

On November 2, 2017, the Company entered into the Equity Distribution Agreement with Canaccord, to commence the ATM Financing Facility pursuant to which the Company may, from time to time, sell shares of the Company’s Common Stock having an aggregate offering price up to $30,000,000 through Canaccord, as the Company’s sales agent. For the six months ended September 30, 2018, the Company sold 1,497,317 shares for net proceeds after commissions of $3,337,990.   At September 30, 2018, there remained approximately $20.4 million of availability to sell shares through the facility. Under the ATM Financing Facility, the Company is not required to issue the full available amount authorized and it may be cancelled at any time. On October 25, 2018, Tyme had decided to discontinue use of the ATM Financing Facility for at least the remainder of calendar year 2018. The Company intends to reassess the use of the ATM facility to sell common stock in calendar year 2019.

Public Offering

In March 2018, the Company raised approximately $23,288,000 in gross proceeds through a public offering of 10,350,000 shares of its Common Stock. The Offering was made pursuant to the Company’s registration statement on Form S-3 (Registration No. 333-211489), which was declared effective by the U.S. Securities and Exchange Commission on August 16, 2017, a base prospectus dated August 16, 2017 and a prospectus supplement dated March 1, 2018.

Note 8. Commitments and Contingencies.

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities.

Purchase Commitments

During the fiscal year ended March 31, 2018, we entered into two contracts with manufacturers to supply certain components used in SM-88 in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods.  Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The contracts are structured to match clinical supply needs for our ongoing trials and we expect the timing of associated payments to predominately occur during fiscal year 2019. During the three months ended September 30, 2018, the purchase commitment under one of the contracts was terminated without penalty.  Total outstanding future obligations associated with the remaining contract were $688,000 at September 30, 2018.  Total outstanding future obligations associated with the two contracts were $1,677,000 at March 31, 2018.

Note 9. Related Party Transactions.

Legal

Drinker Biddle & Reath LLP (“DBR”) has provided legal services to the Company. A partner of DBR was a member of the Board of Directors and had received, and was entitled to receive in the future, as well as cash compensation payable generally to non-employee directors, equity compensation payable to non-employee directors generally under the Amended and Restated 2016 Stock Option Plan for Non-Employee Directors. On September 10, 2018, the Company entered into an employment agreement with the partner and he was appointed as the Company’s Chief Legal Officer and Secretary.  He ceased to be a non-employee director on September 10, 2018 and he resigned as a member of the Board, effective September 30, 2018. On September 1, 2018, the partner resigned from the partnership of DBR and he assumed the consulting role “of Counsel” with the firm.  During the three and six months ending September 30, 2018 and 2017, approximately $251,000, $565,000, $651,000 and $972,000, respectively, have been incurred as legal fees associated with DBR. At September 30, 2018 and March 31, 2018, the Company had approximately $251,000 and $384,000, respectively, in accounts payable and accrued expenses payable to DBR.

Note 10. Equity Incentive Plan.

Stock Options

As of September 30, 2018, there was approximately $9,858,550 of total unrecognized compensation expense related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average service period of 1.03 years. As of September 30, 2018, there were 5,482,955 shares available for grant under the Equity Incentive Plans.

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

On July 30, 2018, the Board approved modifications to the vesting terms of stock options awarded to employees and the Board of Directors under the 2015 Equity Incentive Plan on May 24, 2018 which previously vested over a four-year period (with 25% of the award vesting on the one-year anniversary of grant and the remaining vesting in pro rata quarterly increments), and were modified to vest instead on a three-year vesting schedule, vesting in pro rata quarterly increments. No other terms of these options were modified.  Due to the accelerated vesting as a result of these modifications, the Company recorded an additional $432,000 of expense for the three months ended September 30, 2018.

Stock based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
General and administrative	$1,390,000	$1,062,000	$3,232,000	$1,869,000
Research and development	793,000	1,234,000	1,470,000	1,723,000
Total	$2,183,000	$2,296,000	$4,702,000	$3,592,000

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

The weighted average assumptions used to determine such values are presented in the following table:

	September 30, 2018	September 30, 2017
Risk free interest rate	2.86%	2.26%
Expected volatility	75.08%	89.97%
Expected term (in years)	5.97	10
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of September 30, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2018	5,438,072	$5.11
Granted	2,717,400	2.74
Exercised	—	—
Forfeited/Cancelled	(50,000)	2.33
Outstanding at September 30, 2018	8,105,472	4.34
Options exercisable at September 30, 2018	4,286,014	5.09

		Stock Options Outstanding			Stock Options Vested
Range of Exercise Price	Number Outstanding at September, 2018	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at September 30, 2018	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.25-$8.75	8,105,472	4.34	8.37	461,736	4,286,014	5.09	40,900

The intrinsic value, which is calculated as the excess of the market value of September 30, 2018 over the exercise price of the options, is approximately $461,736 and $40,920 for outstanding stock options and vested stock options, respectively. The market value per share as of September 30, 2018 was $2.78 as reported by the NASDAQ Capital Market.

Note 11. Income Taxes.

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company weighed available positive and negative evidence and concluded that a full valuation allowance should continue to be maintained on its net deferred tax assets.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. As of September 30, 2018, the Company’s uncertain tax positions remain unchanged. Due to the full valuation allowance, none of the gross unrecognized tax benefits would affect the effective tax rate at September 30, 2018, if recognized.

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

Note 12. Subsequent Events

On October 9, 2018, the Company entered into a Clinical Research Funding and Drug Supply Agreement with the Pancreatic Cancer Action Network, Inc., a non-profit tax exempt organization (“PanCAN”) whereby SM-88 will be included as an experimental arm in the novel Precision Promise adaptive Phase II/III trial platform sponsored by PanCAN. The primary goal is to initially study SM-88 as a monotherapy treatment arm for patients who have failed one prior line of chemotherapy. Additionally, it is planned that SM-88 will be evaluated in combination with other cancer therapy medications (gemcitabine (Gemzar®) and nab-paclitaxel (Abraxane®)) for both first- and second-line subjects.  Precision Promise is expected to launch in the first half of calendar year 2019 at 14 pancreatic cancer treatment centers in the country. At the time the agreement was entered into, the Company advanced PanCAN funds to cover setup costs associated with the initial study. There are no other associated contractual obligations at this time

On October 25, 2018, Tyme had decided to discontinue use of the ATM Financing Facility for at least the remainder of calendar year 2018. The Company intends to reassess the use of the ATM facility to sell Common Stock in calendar year 2019.

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

Overview

We are a clinical stage biotechnology company developing cancer therapeutics that are intended to be broadly effective across many tumor types and have low toxicity profiles. Unlike targeted therapies that attempt to regulate specific mutations within cancer, the Company’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic weaknesses to compromise its defenses, leading to cell death through oxidative stress and exposure to the body’s natural immune system.  We have two ongoing IND-enabled Phase II clinical trials in metastatic pancreatic cancer and biomarker recurrent prostate cancer.  We recently announced an investigator-initiated Phase II trial of SM-88 in patients with previously treated metastatic Ewing’s sarcoma. We are actively evaluating the expansion of our clinical programs to other types of cancer and may also seek to develop oncology drug candidates in addition to SM-88, our lead clinical program.

Recent Developments

Consistent with our overall corporate mission of developing effective cancer therapies that can extend patients’ lives while not compromising on the quality of life gained, during the three and six months ended September 30, 2018 and subsequently, we continued the following notable activities:

•	SM-88 to be included as experimental arm in adaptive Phase II/III trial platform

On October 9, 2018, the Company entered into a Clinical Research Funding and Drug Supply Agreement with the Pancreatic Cancer Action Network, Inc., a non-profit tax-exempt organization (“PanCAN”) whereby SM-88 will be included as an experimental arm in the novel Precision Promise adaptive Phase II/III trial platform sponsored by PanCAN. The primary goal is to initially study SM-88 as a monotherapy treatment arm for patients who have failed one prior line of chemotherapy. Additionally, it is planned that SM-88 will be evaluated in combination with other cancer medications gemcitabine (Gemzar®) and nab-paclitaxel (Abraxane®) for both first- and second-line subjects.  Precision Promise is expected to launch in the first half of calendar year 2019 at 14 pancreatic cancer treatment centers in the country.

PanCAN is sponsoring Precision Promise and providing funding and other support. While Tyme’s SM-88 will be included in the trial, Tyme will not oversee, conduct or control the trial.

•	SM-88: Fully Enrolled Stage 1 of Phase II Trial for Pancreatic Cancer

The Company’s ongoing Phase II trial in pancreatic cancer exceeded its enrollment expectations for Stage 1 with more than 36 patients fully randomized into the trial. The Company currently continues to expect to provide an interim safety and efficacy analysis for Stage 1 in January 2019.

Given the potential patient demographic overlap with the Precision Promise trial, the Company plans to discuss with the Food and Drug Administration how to amend Stage 2 of the Phase II pancreatic trial to focus on subjects who have failed two or more prior lines of therapy or have poor functional health (Eastern Cooperative Oncology Group (“ECOG”) performance status 2).

•	SM-88: Currently Enrolling Phase II Prostate Cancer Trial

We continue to enroll patients in our six-month multi-center, open label study patients with biomarker-recurrent prostate cancer who have rising Prostate Specific Antigen levels and no radiographically detectable lesions. Our target to provide updated data from this trial remains in the first quarter of calendar year 2019.

•	SM-88: Investigator initiated Phase II Sarcoma trial

On September 26, 2018, the Company entered into a Memorandum of Understanding with The Joseph Ahmed Foundation, a 501(c) not for profit organization (“JAF”) whereby JAF will provide funding and patient support for an investigator-initiated Phase II trial of SM-88 in patients with previously-treated metastatic Ewing’s sarcoma. The Company will supply SM-88 at no cost and provide certain administrative support. The Sarcoma Oncology Research Center will be the sole enrolling site and will lead clinical and regulatory operations. The trial is expected to begin in the first six months of 2019.

•	Strategic Hires

Consistent with the Company’s strategy to manage anticipated future growth, on September 10, 2018 we hired James Biehl as our Chief Legal Officer and Secretary, and on October 9, 2018 we hired Michele Korfin as our Chief Commercial Officer. Mr. Biehl joined the Company from the law firm of Drinker Biddle & Reath LLP, where he was a partner working in the Corporate and Securities group. Mr. Biehl brings to the Company over 29 years of legal experience in corporate governance, financings and transactions. Mr. Biehl served on our Board of Directors until September 30, 2018.

Ms. Korfin has over 20 years of experience in oncology, focused on product launches, oncology marketing strategy, commercial sales, market access and government affairs. She has held senior positions at Kite Pharma and Celgene, playing an important role in new product commercialization.

Results of Operations

Three and Six Months Ended September 30, 2018 Compared to Three and Six Months Ended September 30, 2017

Net loss for the three months ended September 30, 2018 was $7,015,000 compared to $5,222,000 for the three months ended September 30, 2017; and the loss for the six months ended September 30, 2018 was $13,738,000 compared to $8,095,000 for the six months ended September 30, 2017. The increases in losses were primarily due to expenses related to the Phase II pancreatic and prostate cancer clinical trials, administrative costs associated with the Company’s equity financings, and the initiation of pre-clinical animal testing.

Revenues

During the three and six month periods ended September 30, 2018 and 2017, the Company did not realize any revenues from operations. The Company does not anticipate recognizing any revenues until such time as (1) one of our product candidates has been approved for marketing by appropriate regulatory authorities, which is not anticipated to occur in the near future, or (2) we enter into a collaboration or licensing arrangement

Operating Costs and Expenses

For the three months ended September 30, 2018, operating costs and expenses totaled $7,013,000 compared to $5,297,000 for the three months ended September 30, 2017, representing an increase of $1,716,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $3,444,000 for the three months ended September 30, 2018, compared to $2,552,000 for the three months ended September 30, 2017, representing an increase of $892,000. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:

•

Consulting and study expenses were $1,961,000 for the three months ended September 30, 2018, compared to $1,000,000 for the three months ended September 30, 2017, representing an increase of $961,000 between the comparable periods. The increase is mainly attributable to expanded clinical activities, primarily our  pancreatic and prostate cancer clinical trials and the newly-initiated pre-clinical animal testing. The study costs are anticipated to vary among future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

•

Salary and salary related expenses for research and development personnel were $653,000 for the three months ended September 30, 2018, compared to $297,000 for the three months ended September 30, 2017, an increase of $356,000 between the comparable periods, primarily due to costs associated with an increased employee base, including the fiscal year 2019 bonus accrual.

•

Included in research and development expense for the three months ended September 30, 2018 is $793,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $1,234,000 for the three months ended September 30, 2017 representing a decrease of $441,000 between comparable periods. The decrease is primarily due to fully-vested option grants in the three months ended September 30, 2017 that resulted in a one-time compensation expense and was not repeated in the subsequent period.

•

General and administrative expenses were $3,569,000 for the three months ended September 30, 2018, compared to $2,745,000 for the three months ended September 30, 2017, representing an increase of $824,000. The general and administrative expenses for the respective periods include:

•

During the three months ended September 30, 2018, excluding the stock based compensation costs noted below, general and administrative expenses were $2,179,000 compared to $1,683,000 in the same period in the prior year.  The increase of approximately $496,000 primarily resulted from higher salary and salary related expenses due to costs associated with an increased employee base, including the fiscal year 2019 bonus accrual, partially offset by lower legal expenses.

•

Stock based compensation expense related to stock options granted was $1,390,000 for the three months ended September 30, 2018 compared to $1,062,000 for the three months ended September 30, 2017, representing an increase of $328,000, attributable to the modification of vesting provisions of grants previously issued,  as well as the increase in key management hires over the comparable periods.

For the six months ended September 30, 2018, operating costs and expenses totaled $13,732,000 compared to $8,485,000 for the six months ended September 30, 2017, representing an increase of $5,247,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $6,454,000 for the six months ended September 30, 2018, compared to $3,816,000 for the six months ended September 30, 2017, representing an increase of $2,638,000. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. Research and development activities primarily consist of the following:

•

Consulting and study expenses were $3,899,000 for the six months ended September 30, 2018, compared to $1,437,000 for the six months ended September 30, 2017, representing an increase of $2,462,000 between the comparable periods. The increase is mainly attributable to expanded clinical activities, primarily our new pancreatic and prostate cancer clinical trials and the newly-initiated pre-clinical animal testing. The study costs are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

•

Salary and salary related expenses for research and development personnel were $1,030,000 for the six months ended September 30, 2018, compared to $575,000 for the six months ended September 30, 2017, an increase of $455,000 between the comparable periods, primarily due to costs associated with an increased employee base, including the fiscal year 2019 bonus accrual.

•

Included in research and development expense for the six months ended September 30, 2018 is $1,471,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $1,724,000 for the six months ended September 30, 2017 representing a decrease of $253,000 between comparable periods. The decrease is due to fully-vested option grants in the three months ended September 30, 2017 that resulted in a one-time compensation expense and was not repeated in the subsequent period.  This decrease was partially offset by the amortization of expense in the three months ended September 30, 2018 related to options granted in conjunction with key management hires during 2018.

•

General and administrative expenses were $7,278,000 for the six months ended September 30, 2018, compared to $4,669,000 million for the six months ended September 30, 2017, representing an increase of $2,609,000. The general and administrative expenses for the respective periods include:

•

During the six months ended September 30, 2018, excluding the stock based compensation costs noted below, general and administrative expenses were $4,046,000 compared to $2,800,000 in the same period in the prior year. The increase of approximately $1,246,000 primarily resulted from a $490,000 increase in professional services related to increased corporate and operational activity, including accounting, investor relations and communications costs; as well as salary and salary related expenses which increased by $756,000 between the comparable periods, primarily due to costs associated with an increased employee base, including the fiscal year 2019 bonus accrual.

•

Stock based compensation expense related to stock options granted was $3,232,000 for the six months ended September 30, 2018 compared to $1,869,000 for the six months ended September 30, 2017, representing an increase of $1,363,000, primarily attributable to the modification of vesting provisions of grants previously issued, the issuance of fully-vested options to members of the Board of Directors in fiscal year 2019, and an increase in key management hires over the comparable periods.

Other income (expense)

For the three months ended September 30, 2018, the Company had other income of $0. For the three months ended September 30, 2017, the Company had other income of $75,000.  The other income was attributed to the remeasurement of the derivative liability relating to anti-dilution provisions of two private placement offerings in March 2017 and April 2017.  The anti-dilution provisions expired in September 2017.

For the six months ended September 30, 2018, the Company had other income of $0 compared to $390,000 for the six months ended September 30, 2017. The other income was attributed to the remeasurement of the derivative liability relating to anti-dilution provisions of two private placement offerings in March 2017 and April 2017.  The anti-dilution provisions expired in September 2017.

Liquidity and Capital Resources

At September 30, 2018, we had cash of $21,070,000, working capital of $18,869,000, and stockholders’ equity of $20,774,000.

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Six Months Ended September 30,
	2018	2017
Net cash (used in) provided by operating activities	$(10,904,000)	$(5,742,000)
Net cash (used in) provided by investing activities	(16,000)	—
Net cash (used in) provided by financing activities	3,013,000	2,772,000

Operating Activities

Our cash used in operating activities in the six months ended September 30, 2018 totaled $10,904,000, which is the sum of (i) our net loss of $13,738,000, less non-cash expenses totaling $4,707,000 (principally stock-based compensation), and (ii) changes in operating assets and liabilities of $1,873,000, primarily due to the payment of accrued 2018 bonuses for $1,207,000 in the first quarter of 2019, which was offset by the accrual of $691,000 for the year ended March 31, 2019.  Additionally, prepaid clinical costs increased $634,000 and accounts payable and other liabilities decreased $416,000.

Our cash used in operating activities in the six months ended September 30, 2017 totaled $5,741,000, which is the sum of (i) our net loss of $8,095,000, less non-cash expenses totaling $3,205,000 (principally stock-based compensation), and (ii) changes in operating assets and liabilities of $851,000.

Investing Activities

During the six months ended September 30, 2018, our investing activities consisted of purchases of $16,000 of machinery and equipment.

No cash was used in investing activities for the six months ended September 30, 2017.

Financing Activities

During the six months ended September 30, 2018, there was $3,013,000 of financing activities, consisting of $3,338,000 of proceeds from the issuance of Common Stock from the Company’s at-the-market offering (the “ATM Financing Facility”) pursuant to the Equity Distribution Agreement, dated November 2, 2017 (the “Equity Distribution Agreement”), by and between the Company and Canaccord Genuity LLC (“Canaccord”), and offset by insurance note payments.

During the six months ended September 30, 2017, our financing activities consisted of the following:

In April 2017, the Company raised $2,727,000 in gross proceeds through a private placement (“April 2017 Private Placement”) of 1,069,603 shares of our Common Stock and 1,069,603 common stock purchase warrants (each, a “Warrant”). Each Warrant entitles its holder to purchase one share of Common Stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share. The warrants expire two years from the date of issuance and vest immediately. The warrants are included within additional paid-in capital on the statement of stockholders’ equity and will not be subject to remeasurement. The Company collected approximately $175,000 of subscription receivables in the quarter ended June 30, 2017.

Liquidity and Capital Requirements Outlook

During fiscal year 2018, we raised net proceeds of approximately $28.1 million through the issuance of our Common Stock. Most recently in March 2018, we raised aggregate net proceeds of $21.9 million after underwriting discounts and commissions and expenses of the offering through an underwritten public offering. Previously, on November 2, 2017, the Company entered into the Equity Distribution Agreement with Canaccord, to commence the ATM Financing Facility pursuant to which the Company may, from time to time, subject to certain rules and regulations, sell shares of the Company’s Common Stock, having an aggregate offering price up to $30.0 million, through Canaccord as the Company’s sales agent. In the year ended March 31, 2018, the Company raised approximately $6.2 million in aggregate gross proceeds before commissions and expenses through the ATM Financing Facility and incurred related costs, including commissions to Canaccord, of approximately $0.3 million. For the three and six months ended September 30, 2018, the Company sold 1,497,317 shares of Common Stock and received net proceeds after commissions of $3.3 million. The Company paid commissions to Canaccord of $0.1 million during the three and six months ended September 30, 2018. The Company is using the net proceeds raised through the ATM Financing Facility for general corporate purposes and to fund its operating activities. On October 25, 2018, Tyme had decided to discontinue use of its at-the-market (“ATM”) financing facility for at least the remainder of calendar year 2018. The Company intends to reassess the use of the ATM facility to sell Common Stock in calendar year 2019.

We anticipate requiring additional capital to further fund the development of our product candidates, as well as to engage in potential partnerships or collaborations. The most significant funding needs continue to be in connection with conducting immediate Phase II clinical trials of our SM-88 drug candidate for prostate cancer, pancreatic cancer, and Ewing’s sarcoma, as well as additional or related studies and investigations, including small-scale pre-clinical studies related to the mechanism of action of our lead clinical program SM-88 and other potential drug candidates.  The Company’s financing needs also relate to expenses of its participation in the Precision Promise adaptive Phase II/III pancreatic trial platform sponsored by PanCAN. Precision Promise is expected to launch in the first half of calendar year 2019. Primarily as a result of its active clinical trials, the anticipated initiation of the Precision Promise trial, and the pause in enrollment and initiation of Stage 2 of the Company’s ongoing- Phase II trial in pancreatic cancer, the Company currently anticipates that its quarterly cash usage, or “cash burn rate”, will approximate $5 million per quarter. The burn rate for the quarter ending September 30, 2018, was lower than the previous quarter due to higher clinical expenses, prepaid rent, and fiscal year 2018 performance bonuses paid in the prior period.  If we determine to move beyond the pre-clinical stage for any of our pre-clinical trials or if we amend Stage 2 of the Company’s ongoing Phase II trial in pancreatic cancer and proceed with Phase II or significantly expand currently active clinical trials, our liquidity requirements will be increased.

As of September 30, 2018, the Company has cash on hand of approximately $21.1 million and working capital of approximately $18.9 million.

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

We regularly evaluate opportunities to raise capital and obtain necessary, as well as opportunistic, financing. To meet our short and long-term liquidity needs, we currently expect to use existing cash balances and a variety of other means, including potential issuances of debt or equity securities in public or private financings, including our ATM Financing Facility, option exercises, and partnerships and/or collaborations. The demand for the equity and debt of biotechnology companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations.

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

Seasonality

The Company does not believe that its operations are seasonal in nature.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and in light of the material weaknesses described below identified by Messrs. Hoffman and Taylor disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses were as follows:

•	Ineffective information technology general controls (“ITGC”) and application controls within the Company’s general ledger system, disbursement solution and payroll solution, including:
o	Insufficient segregation of duties;
o	Lack of review controls over activity by administrative users;
o	Validation of information and reports used by management.
•	Ineffective controls over period end financial disclosure and reporting processes, including:
o	Lack of a formal closing process;
o	Lack of communication with non-finance business personnel and sufficient review of business activities, including significant transactions, to determine proper accounting and reporting;
o	Insufficient management oversight of outside accounting and financial reporting advisory firm.
•	Lack of sufficient and timely review over account balances, including inadequate support and description of reconciling items.

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

Management’s Actions and Plans to Remediate Material Weaknesses:

Management believes that progress has been made during the quarter ended September 30, 2018, and through the date of this report, to remediate the underlying causes of the material weaknesses in internal control over financial reporting and has taken the following steps to remediate such material weaknesses:

•	We have developed a detailed remediation plan with target deadlines for completion.
•

We have enhanced our periodic meetings with our outside accounting and financial reporting advisory firm to discuss operating results, significant transactions, conclusions reached regarding technical accounting matters and financial reporting disclosures.

•

We have evaluated the control functionality within the disbursement, general ledger, and human resources systems that provide key control functionality. Within these systems, we are modifying and improving security administration and other access level and systemic controls. Where this is inherently limited, we are establishing more effective compensating controls outside such system.

•	We have established a disclosure committee that includes both finance and non-finance representatives.
•	We continue to develop processes that segregate duties consistent with control objectives.

Management plans to further remediate the material weaknesses as follows:

•

We are formalizing processes and policies, including financial closing processes with analytical reviews and implementation of policies for ITGC. Where necessary, we will implement relevant key controls.

•	We are improving processes that allow for proactive review of significant transactions, including the creation of a centralized repository for significant agreements.
•	We will establish a periodic review by financial management of account balance detail, journal entry posting activity and account reconciling items.
•	We are modifying reports that are relied upon in making financial and business decisions.

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than as described above under “Management Remediation Initiatives”, there have been no changes in our internal control over financial reporting during our three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1 †

Amended Letter Agreement, dated July 30, 2018, by and between Ben R. Taylor and Tyme Technologies, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on July 31, 2018).

10.2 †

Amended and Restated Nonqualified Stock Option Agreement, dated July 30, 2018, by and between Tyme Technologies, Inc. and Ben R. Taylor (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on July 31, 2018).

10.3 †

Amended Letter Agreement, dated July 30, 2018, by and between Jonathan Eckard and Tyme Technologies, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on July 31, 2018).

10.4 †

Amended and Restated Nonqualified Stock Option Agreement, dated July 30, 2018, by and between Tyme Technologies, Inc. and Jonathan Eckard (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed with the SEC on July 31, 2018).

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

Dated: November 5, 2018

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ben R. Taylor
Ben R. Taylor
President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Barbara Galaini
Barbara Galaini
Corporate Controller (Principal Accounting Officer)