Form 10-Q
period 2018-12-31
TYME TECHNOLOGIES, INC.
filed 2019-02-11
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

December 31, 2018

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

As of February 7, 2019, there were 103,342,036 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2018	March 31, 2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$16,733,139	$28,975,822
Prepaid rent	242,755	—
Prepaid clinical costs	510,346	—
Prepaid expenses and other current assets	286,723	732,555
Total current assets	17,772,963	29,708,377

Property and equipment, net of accumulated depreciation	11,675	3,239
Prepaid clinical costs	1,266,025	1,306,225
Prepaid rent, net of current portion	161,836	—

Total assets	$19,212,499	$31,017,841

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities (including $181,000 and $384,000 of related party accounts payable, respectively)	$2,295,250	$2,817,090
Accrued bonuses	1,167,789	1,248,690
Insurance note payable	39,015	480,094
Total current liabilities	3,502,054	4,545,874
Total liabilities	3,502,054	4,545,874

Commitments and contingencies (see Note 8)

Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 103,190,385 and 101,226,479 issued and outstanding at December 31, 2018 and March 31, 2018, respectively	10,322	10,125
Additional paid in capital	90,317,576	79,293,423
Accumulated deficit	(74,617,453)	(52,831,581)
Total stockholders' equity	15,710,445	26,471,967
Total liabilities and stockholders' equity	$19,212,499	$31,017,841

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	4,525,228	2,585,991	10,979,432	6,402,270
General and administrative (including $132,000, $588,000, $794,000 and $1,559,000 of related party legal expenses, respectively)	3,550,223	2,975,274	10,827,879	7,644,476
Total operating expenses	8,075,451	5,561,265	21,807,311	14,046,746
Loss from operations	(8,075,451)	(5,561,265)	(21,807,311)	(14,046,746)
Other income	28,718	—	28,718	390,385
Interest expense	(1,221)	—	(7,279)	—
Net loss	$(8,047,954)	$(5,561,265)	$(21,785,872)	$(13,656,361)
Basic and diluted loss per common share	$(0.08)	$(0.06)	$(0.21)	$(0.15)
Basic and diluted weighted average shares outstanding	103,009,449	89,929,161	101,963,833	89,499,882

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended December 31, 2018

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance, April 1, 2018	101,226,479	$10,125	$79,293,423	$(52,831,581)	$26,471,967
Issuance of common stock from at-the-market financing facility, net of associated expenses of $125,327	1,779,872	179	4,052,086		4,052,265
Exercise of options	100,000	10	269,990		270,000
Cashless exercise of warrants	84,034	8	(8)		-
Stock based compensation			6,702,085		6,702,085
Net loss				(21,785,872)	(21,785,872)
Balance, December 31, 2018	103,190,385	$10,322	$90,317,576	$(74,617,453)	$15,710,445

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(21,785,872)	$(13,656,361)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,108	3,222
Amortization of employees, directors and consultants stock options	6,702,085	6,642,428
Gain on remeasurement of derivative liability	—	(390,385)
Change in operating assets and liabilities:
Prepaid rent	(404,591)	—
Prepaid expenses and other assets	445,832	(1,566,505)
Prepaid clinical costs	(470,146)	—
Accounts payable and other current liabilities	(521,841)	765,367
Accrued bonuses	(80,901)	—
Net cash used in operating expenses	(16,108,326)	(8,202,234)

Cash flows from investing activities
Purchase of property & equipment	(15,544)	—
Net cash used in investing activities	(15,544)	—

Cash flows from financing activities
Insurance note payments	(441,078)	—
Proceeds from private placement offering of common stock and warrants, net of issuance costs	—	2,597,100
Issuance of common stock from at-the-market financing	4,052,265	5,752,936
Proceeds from collection of stock subscription receivable	—	174,998
Proceeds from exercise of stock options	270,000	—

Net cash provided by financing activities	3,881,187	8,525,034

Net (decrease)increase in cash and cash equivalents	(12,242,683)	322,800

Cash and cash equivalents - beginning	28,975,822	10,482,977
Cash and cash equivalents - ending	$16,733,139	$10,805,777

Supplemental Cash Flow Information:
Interest	$7,279	$—
Income taxes	$—	$—

Noncash investing and financing activities:
Cashless exercise of 301,959 warrants for 84,034 shares of common stock in 2018	$—	$—
Derivative liability associated with the price protection feature of shares of common stock issued	$—	$11,785

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

Note 1. Nature of Business

Tyme Technologies, Inc. (“TYME”) is a Delaware corporation headquartered in New York, NY, with wholly-owned subsidiaries, Tyme Inc. and Luminant Biosciences, LLC (“Luminant”) (collectively, the “Company”). Prior to 2014, Luminant conducted the initial research and development of the Company’s therapeutic platform. Since January 1, 2014, the majority of the Company’s research, development and other business activities have been conducted by Tyme Inc., which was incorporated in Delaware in 2013. On October 27, 2016, the Board of Directors of TYME approved a change in fiscal year end from December 31 to March 31 of each year.

The Company is a clinical stage biotechnology company developing cancer therapeutics that are intended to be broadly effective across many tumor types and have low toxicity profiles. Unlike targeted therapies that attempt to regulate specific mutations within cancer, the Company’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic weaknesses to compromise its defenses, leading to cell death through oxidative stress and exposure to the body’s natural immune system.  The Company has ongoing IND-enabled Phase II clinical trials in metastatic pancreatic cancer and biomarker recurrent prostate cancer.  In September 2018, the Company announced an investigator-initiated Phase II trial of SM-88 in patients with previously treated metastatic sarcoma. In addition, on October 9, 2018, the Company entered into a Clinical Research Funding and Drug Supply Agreement with the Pancreatic Cancer Action Network, Inc., a non-profit tax exempt organization (“PanCAN”), whereby SM-88 will be included as an experimental arm in the Precision Promise adaptive pivotal trial platform sponsored by PanCAN. The Company is actively evaluating the expansion of its clinical programs to other types of cancer and continues to pursue the development of oncology drug candidates in addition to SM-88, its lead clinical program.

The accompanying condensed consolidated financial statements include the results of operations of TYME and its wholly-owned subsidiaries.

Liquidity

The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically funded its operations primarily through equity offerings. During fiscal year 2018, the Company raised gross proceeds of approximately $32.1 million through the issuance of its common stock, par value $0.0001 per share (“Common Stock”). Most recently in March 2018, the Company raised aggregate gross proceeds of $23.3 million before underwriting discounts and commissions and expenses of the offering through an underwritten public offering. Previously on November 2, 2017, the Company entered into an equity distribution agreement (“Equity Distribution Agreement”) with Canaccord Genuity Inc. (“Canaccord”), to commence an at-the-market offering (the “ATM Financing Facility”) pursuant to which the Company may, from time to time, subject to certain rules and regulations, sell shares of the Company’s Common Stock having an aggregate offering price up to $30.0 million, through Canaccord, as the Company’s sales agent. In the year ended March 31, 2018, the Company raised approximately $6.2 million in aggregate gross proceeds before commissions and expenses through the ATM Financing Facility and paid Canaccord aggregate commissions of $0.3 million. For the nine months ended December 31, 2018, the Company raised approximately $4.2 million in aggregate gross proceeds before commissions and expenses through the ATM Financing Facility and paid Canaccord aggregate commissions of $0.1 million.  At December 31, 2018, there remained approximately $19.6 million of availability to sell shares through the facility. On October 25, 2018, the Company decided to discontinue use of the ATM Financing Facility for the remainder of calendar year 2018, to be reassessed in calendar year 2019. The Company has concluded it intends to reopen the ATM Financing Facility for potential use shortly after the filing of this Form 10-Q (see Part 2. Item 5. Other Information).

For the nine months ended December 31, 2018, the Company had negative cash flow from operations of $16.1 million and net loss of $21.8 million, which included $6.7 million of non-cash expenses, primarily non-cash equity compensation expense. For the three months ended December 31, 2018, the Company had negative cash flow from operations of $5.2 million and net loss of $8.0 million, which included $2.0 million of non-cash expenses, primarily non-cash equity compensation expense. As of December 31, 2018, the Company had working capital of approximately $14.3 million.

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

The Company’s condensed consolidated financial statements include the accounts of TYME and its subsidiaries, Tyme Inc. and Luminant. All intercompany transactions and balances have been eliminated in consolidation.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. In July 2018, the FASB issued both ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842)—Targeted Improvements (“ASU 2018-11”), which provide additional guidance or clarifications affecting certain aspects of ASU 2016-02 and certain practical expedients. Further, the updated guidance allows an additional transition method to apply the new leases standard at the adoption date, as compared to the beginning of the earliest period presented, and to recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02, ASU 2018-10 and ASU 2018-11 are effective for annual periods beginning after December 15, 2018, and for interim periods therein, with early adoption permitted. The Company is currently evaluating the impact that the standards will have on its consolidated financial statements.  Due to the small number of lease transactions, the Company does not expect the adoption of ASU 2016-02, ASU 2018-10 and ASU 2018-11 to have a material impact on its consolidated financial statements and disclosures.

In June 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based payments made to nonemployees so that the accounting for such payments is substantially the same as those made to employees, with certain exceptions. Under this ASU, equity-classified share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees, unless the award is modified after the service has been rendered, any other conditions necessary to earn the right to benefit from the instruments have been satisfied, and the nonemployee is no longer providing services. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company elected to early adopt ASU 2018-07 effective July 1, 2018.

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Basic and diluted net loss per common share calculation:
Net loss	$(8,047,954)	$(5,561,265)	$(21,785,872)	$(13,656,361)
Weighted average common shares outstanding — basic and diluted:	103,009,449	89,929,161	101,963,833	89,499,882
Net loss per share of common stock — basic and diluted	$(0.08)	$(0.06)	$(0.21)	$(0.15)

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

The following outstanding securities at December 31, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

	December 31 ,
	2018	2017
Stock options	8,931,305	5,240,120
Warrants	5,283,915	5,625,641
Total	14,215,220	10,865,761

Note 4. Accounts Payable and Other Current Liabilities

Accounts payable (including accounts payable to a related party – see Note 9) and other current liabilities consisted of the following:

	December 31, 2018	March 31, 2018
Legal	280,546	$421,128
Consulting	7,996	37,071
Accounting and auditing	181,258	81,652
Research and development	1,159,310	1,678,675
Board of Directors and Scientific Advisory	462,736	442,610
Other	203,404	155,954
Total	$2,295,250	$2,817,090

Note 5. Fair Value of Financial Instruments

There are no assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and March 31, 2018.

The changes in the fair value of the derivative liability for the nine months ended December 31, 2017 are as follows:

Fair value at March 31, 2017	$378,600
Fair value of liability-classified anti-dilution feature	$11,785
Change in fair value of derivative liability	(390,385)
Fair value at December 31, 2017	$—

The fair value of the derivative liability was written down to zero as of September 30, 2017, as the anti-dilution provisions associated with a private placement in March 2017 expired on September 10, 2017 and the anti-dilution provision on the April 2017 Private Placement (defined in Note 7) expired on October 7, 2017, in each case with no shares issued pursuant to such provisions.

Note 6. Debt

Insurance Note Payable

During the year ended March 31, 2018, the Company entered into a short-term financing arrangement with its insurance carrier related to payment of premium for its Director and Officer liability insurance coverage totaling $480,000 for the policy year ending on March 31, 2019. As of December 31, 2018 and March 31, 2018, there remained a balance of $39,000 and $480,000, respectively, recorded to Insurance note payable on the accompanying consolidated balance sheets.

Note 7. Stockholders’ Equity

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

At December 31, 2018 and March 31, 2018, 5,254,148 and 5,556,107, respectively, of common stock purchase warrants relating to securities purchase agreements were outstanding and exercisable.

The following summarizes the common stock warrant activity for the nine months ended December 31, 2018:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2018	5,585,874	$3.34
Less: Exercised	(301,959)
Outstanding at December 31, 2018	5,283,915	$3.35

At-the-Market Financing Facility

On November 2, 2017, the Company entered into the Equity Distribution Agreement with Canaccord, to commence the ATM Financing Facility pursuant to which the Company may, from time to time, sell shares of the Company’s Common Stock having an aggregate offering price up to $30,000,000 through Canaccord, as the Company’s sales agent. For the nine months ended December 31, 2018, the Company sold 1,779,872 shares for net proceeds after commissions of $4,052,000.   At December 31, 2018, there remained approximately $19,600,000 of availability to sell shares through the facility. Under the ATM Financing Facility, the Company is not required to issue the full available amount authorized and it may be cancelled at any time. On October 25, 2018, the Company decided to discontinue use of the ATM Financing Facility for at least the remainder of calendar year 2018, to be reassessed in calendar year 2019. The Company has concluded it intends to reopen the use of the ATM Financing Facility shortly after the filing of this Form 10-Q (see Part 2. Item 5. Other Information).

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

Share Registration

On December 31, 2018, TYME filed a registration statement on Form S-3 (Registration No. 333-229104) with the Securities and Exchange Commission to register the resale of 12,093,745 shares of the Company’s common stock, including 5,254,148 issuable upon exercise of warrants, currently held by our security holders named therein. This registration statement referred to above is not yet effective.  The securities were previously issued in connection with private financings completed during calendar years 2015, 2016 and 2017 as well as in private transactions with certain affiliates. Securities associated with these financings had not previously been registered. The Company is not selling any securities under this registration statement and will not receive any proceeds from the sale of our securities by the selling security holders, although we could receive certain proceeds upon the exercise of outstanding warrants referred to in the registration statement.

Note 8. Commitments and Contingencies

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities.

Purchase Commitments

During the fiscal year ended March 31, 2018, the Company entered into two contracts with manufacturers to supply certain components used in SM-88 in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods.  Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The contracts are structured to match clinical supply needs for our ongoing trials and we expect the timing of the remaining associated payments to predominately occur during fiscal year 2020. During the three months ended September 30, 2018, the purchase commitment under one of the contracts was cancelled without penalty. During the three months ended December 31, 2018, the remaining contract was amended, increasing the contractual obligation by $338,000. Total outstanding future obligations associated with commitments were $1,074,486 at December 31, 2018, a decrease of $602,514 from $1,677,000 at March 31, 2018.

In January 2019, the Company entered into an additional contract with a manufacturer for certain components used in SM-88 with an aggregated estimated cost to the Company of $550,000.  Production and costs commenced in January 2019 and material is expected to be delivered in fiscal 2020.

Lease

In November 2018, the Company entered into a two-year lease for new office space in New Jersey with a monthly rent of $2,289 for the first six months and $4,292 for the remaining term. As per the lease agreement, the lease commencement is dependent on the performance of certain improvements by the landlord which were not completed as of December 31, 2018. As such, this lease is not accounted for in the accompanying financial statements as of December 31, 2018.

Note 9. Related Party Transactions

Legal

Drinker Biddle & Reath LLP (“DBR”) has provided legal services to the Company. A partner of DBR was a member of the Board of Directors and had received, and was entitled to receive in the future, cash compensation payable to non-employee directors and equity compensation payable to non-employee directors generally under the Amended and Restated 2016 Stock Option Plan for Non-Employee Directors. On September 10, 2018, the Company entered into an employment agreement with the partner and he was appointed as the Company’s Chief Legal Officer and Secretary.  He ceased to be a non-employee director on September 10, 2018 and he resigned as a member of the Board, effective September 30, 2018. On September 1, 2018, the partner resigned from the partnership of DBR and he assumed the consulting role “of Counsel” with the firm.  During the three and nine months ending December 31, 2018 and 2017, approximately $132,000, $794,000, $588,000, and $1,559,000, respectively, have been incurred as legal fees associated with DBR. At December 31, 2018 and March 31, 2018, the Company had approximately $181,000 and $384,000, respectively, in accounts payable and accrued expenses payable to DBR.

Note 10. Equity Incentive Plan

Stock Options

As of December 31, 2018, there was approximately $9,271,000 of total unrecognized compensation expense related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average service period of 1 year. As of December 31, 2018, there were 4,657,122 shares available for grant under the Equity Incentive Plans.

On July 30, 2018, the Board approved modifications to the vesting terms of stock options awarded to employees and the Board of Directors under the 2015 Equity Incentive Plan on May 24, 2018 which previously vested over a four-year period (with 25% of the award vesting on the one-year anniversary of grant and the remaining vesting in pro rata quarterly increments), and were modified to vest instead on a three-year vesting schedule, vesting in pro rata quarterly increments. No other terms of these options were modified.  Due to the accelerated vesting as a result of these modifications, the Company recorded an additional $432,000 of expense during the nine months ended December 31, 2018.

Stock based compensation expense recognized was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
General and administrative	$1,316,000	$1,400,000	$4,548,000	$3,300,000
Research and development	684,000	1,600,000	2,154,000	3,300,000
Total	$2,000,000	$3,000,000	$6,702,000	$6,600,000

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. For employees and non-employees, the compensation expense is amortized on a straight-line basis over the requisite service period, which approximates the vesting period. The Company accounts for forfeitures as they occur, rather than estimating forfeitures as of an award’s grant date.

The expected volatility of options granted has been determined using the method described under ASC 718 using the expected volatility of similar companies. The expected term of options granted to employees in the current fiscal period has been based on the term by using the simplified method as allowed under SAB No. 110. The expected term of options granted to non-employees and consultants was based on the grant’s full contractual life. Effective July 1, 2018, the Company adopted ASU 2018-07 and, as such, the expected term is determined using the simplified method for options granted to non-employees and consultants.

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

The weighted average assumptions used to determine such values are presented in the following table:

	December 31, 2018	December 31, 2017
Risk free interest rate	2.90%	2.13%
Expected volatility	74.89%	83.41%
Expected term (in years)	5.8 years	7.6 years
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of December 31, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2018	5,438,072	$5.11
Granted	3,643,233	2.65
Exercised	(100,000)	2.70
Forfeited/Cancelled	(50,000)	2.33
Outstanding at December 31, 2018	8,931,305	4.15
Options exercisable at December 31, 2018	4,893,714	4.90

		Stock Options Outstanding			Stock Options Vested
Range of Exercise Price	Number Outstanding at December 31, 2018	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at December 31, 2018	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.25-$8.75	8,931,305	$4.15	8.13	$5,563,315	4,893,714	$4.90	$1,644,654

The intrinsic value, which is calculated as the excess of the market value as of December 31, 2018 over the exercise price of the options, is approximately $5,563,000 and $1,645,000 for outstanding stock options and vested stock options, respectively. The market value per share as of December 31, 2018 was $3.69 as reported by the NASDAQ Capital Market.

Note 11. Income Taxes

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company weighed available positive and negative evidence and concluded that a full valuation allowance should continue to be maintained on its net deferred tax assets.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. As of December 31, 2018, the Company’s uncertain tax positions remain unchanged. Due to the full valuation allowance, none of the gross unrecognized tax benefits would affect the effective tax rate at December 31, 2018, if recognized.

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

Note 12. Subsequent Events

In January 2019, 784,312 warrants were exercised on a cashless basis resulting in the issuance of 151,651 shares.

On January 28, 2019, a purported stockholder filed a securities lawsuit against us and our CEO and CFO.  The plaintiff purported to represent a class of stockholders for the period from March 14, 2018 through January 18, 2019, inclusive. Due to the recent status of the complaint, the Company is unable to estimate a potential loss or range of loss, if any, at this time (see Part II, Item 1. Legal Proceedings).

.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report and of our Annual Report on Form 10-K filed on June 13, 2018, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “TYME” or “Tyme Technologies” refer to Tyme Technologies, Inc. together with its subsidiaries. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

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

Overview

We are a clinical stage biotechnology company developing cancer therapeutics that are intended to be broadly effective across many tumor types and have low toxicity profiles. Unlike targeted therapies that attempt to regulate specific mutations within cancer, the Company’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic weaknesses to compromise its defenses, leading to cell death through oxidative stress and exposure to the body’s natural immune system.  We have ongoing IND-enabled Phase II clinical trials in metastatic pancreatic cancer and biomarker recurrent prostate cancer.  In September 2018, we announced an investigator-initiated Phase II trial of SM-88 in patients with previously treated metastatic sarcoma. On October 9, 2018, the Company entered into a Clinical Research Funding and Drug Supply Agreement with the Pancreatic Cancer Action Network, Inc., a non-profit tax-exempt organization (“PanCAN”) whereby SM-88 will be included as an experimental arm in the novel Precision Promise adaptive pivotal trial platform sponsored by PanCAN. We are actively evaluating the expansion of our clinical programs to other types of cancer and may also seek to pursue the development of oncology drug candidates in addition to SM-88, our lead clinical program.

Recent Developments

Consistent with our overall corporate mission of developing effective cancer therapies that can extend patients’ lives while not compromising on the quality of life gained, during the three and nine months ended December 31, 2018 and subsequently, we note the following activities:

•	SM-88 – Pancreatic Cancer Development Updates:

In January 2019, TYME announced that its open label Phase II clinical trial, TYME-88-Panc, evaluating SM-88 as an oral monotherapy in end-stage patients with advanced pancreatic cancer, demonstrated encouraging preliminary results and a well-tolerated safety profile.

The preliminary TYME-88-Panc Phase II results involved 38 heavily pretreated patients with radiographically progressive metastatic pancreatic cancer who had received a median of two prior systemic therapies and had significant disease related morbidity before receiving TYME’s investigational agent. TYME-88-Panc is a two-stage Phase II study intended to determine optimal dosing and assess if early clinical benefit supported further development of SM-88 in pancreatic cancer. This study is being performed under a TYME IND with input from the FDA prior to study initiation. As a Phase II, open-label study, the design involved comparison of two dose levels with an independent Data and Safety Monitoring Board determining continuation.

Preliminary results of the first stage of TYME-88-Panc, using information available as of January 6, 2019, demonstrated that 68% of evaluable patients (19 of 28) were alive at a median follow-up of 4.3+ months (with further survival data to be evaluated as the patients and study progress) and that patients also avoided significant grade 4/5 toxicities normally associated with standard of care treatments. Median survival had also not been reached on an intent-to-treat (ITT) basis, with 60% (23 of 38) of patients still alive. In addition, to assess the natural history for survival, as a comparator, in these advanced cancer patients, TYME performed a review of published studies to determine expected patient outcomes in collaboration with PanCAN.

The Company believes that these outcomes justify further development of SM-88. The results compare favorably to the analysis of 19 prospective second-line+ pancreatic cancer trials where the mean and median reported survival after progressing on second-line therapy was 3 months1 based on reported historical trials. TYME-88-Panc also demonstrated monotherapy activity with SM-88 in some patients based on common measures of anti-tumor activity, including computed tomography (CT), positron emission tomography (PET), and reductions in biomarkers carcinoembryonic antigen (CEA), CA-19.9 and circulating tumor cell (CTC) burden.

As of January 6, 2019, the study reported that SM-88 was well tolerated with only 2 out of 31 (6.5%) serious adverse events deemed at least potentially-related to the study drug. These SAEs both occurred in one patient, who continued on the investigational SM-88 treatment.

The 88-Panc research results are from an investigational study. SM-88 is not approved for the treatment of patients with advanced pancreatic cancer.

•	PanCAN’s Novel “Precision Promise (SM)” Adaptive Pivotal Pancreatic Cancer Trials

In calendar year 2019, PanCAN’s Precision Promise(SM) plans to launch its adaptive pivotal trials at 14 high-volume pancreatic cancer treatment centers in the United States, which represent some of the nation’s most prestigious medical institutions and oncologists in the field. Initiation of the first adaptive randomized pivotal trial evaluating SM-88 as second-line monotherapy in patients with pancreatic cancer is expected for the first half of 2019. SM-88 is expected to be evaluated in an adaptive pivotal trial as a first line combination therapy with gemcitabine (Gemzar®) and nab-paclitaxel (Abraxane®) in patients with pancreatic cancer. The primary end point of these randomized trials is expected to be overall survival.

•	SM-88: Phase II Prostate Cancer Trial

The Company is nearing enrollment completion of its multi-center, open label Phase II study of patients with biomarker-recurrent prostate cancer who have rising prostate specific antigen (PSA) levels and no radiographically detectable lesions. The Company will provide updated data from this trial at the 2019 ASCO Genitourinary Cancers Symposium, which will be held February 14-16, 2019.

•	SM-88 as Maintenance Therapy for Advanced Ewing’s Sarcoma Patients and as Salvage Therapy for Sarcoma Patients (HopES)

This is a prospective open-label Phase II trial evaluating the efficacy and safety of SM-88 in two cohorts of patients. Up to 24 evaluable patients (12 per cohort) will be enrolled. The first cohort will evaluate oral SM-88 as maintenance monotherapy following standard primary or palliative treatments for Ewing's sarcoma patients with a high risk of relapse or disease progression. The second cohort will determine the clinical benefits of SM-88 as salvage monotherapy for patients with clinically advanced sarcomas. The Joseph Ahmed Foundation, a 501(c) not for profit organization is providing funding and patient support for this investigator-initiated Phase II (HopES) trial of SM-88 in patients with previously-treated metastatic sarcoma. The trial is expected to begin in the first quarter of 2019.

[1]	Manax et al 2019 J Clin Oncol 37, 2019 (suppl 4; abstr 226)

•	TYME-18: Pre-Clinical Trial

In addition to SM-88, we have been conducting pre-clinical studies in TYME-18. This is a novel intra-tumoral delivered therapy designed to increase the permeability of cancer cells while delivering an agent that will have a selective cytotoxic effect on the tumor.  TYME-18 is distinct in composition, but like SM-88, it is designed to decrease the viability of cancer cells in a toxic tumor microenvironment, while minimizing the impact to normal tissues.

In initial preclinical xenograft mouse studies, TYME-18 was able to completely resolve over 90% of established colorectal cancer tumors in test animals within 12 days, observing that 11 of 12 test animals were tumor free on day 12 of treatment. This is compared to an average of over 600% growth in the control treated animals during the same time period. The Company plans to continue with the development of TYME-18 and plans to provide details of an IND-enabling program over the coming months.

•	Animal Health

Our co-founders, Mr. Hoffman and Mr. Demurjian, hold certain intellectual property rights with respect to the treatment of cancer in non-humans. Following interest from third parties in potential animal health partnerships, a committee of independent members of our Board of Directors is leading discussions with our co-founders to obtain intellectual property rights such that the Company would have the ability to pursue cancer therapeutics in animal health.

Results of Operations

Three and Nine Months Ended December 31, 2018 Compared to Three and Nine Months Ended December 31, 2017

Net loss for the three months ended December 31, 2018 was $8,048,000 compared to $5,561,000 for the three months ended December 31, 2017; and the loss for the nine months ended December 31, 2018 was $21,786,000 compared to $13,656,000 for the nine months ended December 31, 2017. The increases in losses were primarily due to expenses related to the Phase II pancreatic and prostate cancer clinical trials, new key personnel hires, and the initiation of pre-clinical animal testing.

Revenues

During the three and nine month periods ended December 31, 2018 and 2017, the Company did not realize any revenues from operations. The Company does not anticipate recognizing any revenues until such time as (1) one of our product candidates has been approved for marketing by appropriate regulatory authorities, which is not anticipated to occur in the near future, or (2) we enter into a collaboration or licensing arrangement.

Operating Costs and Expenses

For the three months ended December 31, 2018, operating costs and expenses totaled $8,075,000 compared to $5,561,000 for the three months ended December 31, 2017, representing an increase of $2,514,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $4,525,000 for the three months ended December 31, 2018, compared to $2,586,000 for the three months ended December 31, 2017, representing an increase of $1,939,000. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:

o

Study and consulting expenses were $3,184,000 for the three months ended December 31, 2018, compared to $688,000 for the three months ended December 31, 2017, representing an increase of $2,496,000 between the comparable periods. The increase is mainly attributable to expanded clinical activities, primarily our pancreatic and prostate cancer clinical trials and the newly-initiated small scale pre-clinical animal testing. The study costs are anticipated to vary among future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

o

Salary and salary related expenses for research and development personnel were $657,000 for the three months ended December 31, 2018, compared to $298,000 for the three months ended December 31,2017, an increase of $359,000 between the comparable periods, primarily due to costs associated with an increased employee base, including the fiscal year 2019 bonus accrual.

o

Included in research and development expense for the three months ended December 31, 2018 is $684,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $1,600,000 for the three months ended December 31, 2017 representing a decrease of $916,000 between comparable periods. The decrease is primarily due to fully-vested option grants in the three months ended December 31, 2017 that resulted in a one-time compensation expense and was not repeated in the three months ended December 31, 2018.

•

General and administrative expenses were $3,550,000 for the three months ended December 31, 2018, compared to $2,975,000 for the three months ended December 31, 2017, representing an increase of $575,000. The general and administrative expenses for the respective periods include:

o

During the three months ended December 31, 2018, excluding the stock based compensation costs noted below, general and administrative expenses were $2,234,000 compared to $1,575,000 in the same period in the prior year.  The increase of approximately $659,000 primarily resulted from higher salary and salary related expenses due to costs associated with an increased employee base, and the fiscal year 2019 bonus accrual, partially offset by lower legal expenses.

o

Stock based compensation expense related to stock options granted was $1,316,000 for the three months ended December 31, 2018 compared to $1,400,000 for the three months ended December 31, 2017, representing a decrease of $84,000, primarily due to more options granted in prior periods fully vesting on the grant date rather than vesting over a period of time.

For the nine months ended December 31, 2018, operating costs and expenses totaled $21,807,000 compared to $14,047,000 for the nine months ended December 31, 2017, representing an increase of $7,760,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $10,979,000 for the nine months ended December 31, 2018, compared to $6,402,000 for the nine months ended December 31, 2017, representing an increase of $4,577,000. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate, SM-88, and its technology platform. Research and development activities primarily consist of the following:

o

Study and consulting expenses were $7,093,000 for the nine months ended December 31, 2018, compared to $2,225,000 for the nine months ended December 31, 2017, representing an increase of $4,868,000 between the comparable periods. The increase is mainly attributable to expanded clinical activities, primarily our new pancreatic and prostate cancer clinical trials and the pre-clinical animal testing, which was initiated in fiscal year 2019. The study costs are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

o

Salary and salary related expenses for research and development personnel were $1,718,000 for the nine months ended December 31, 2018, compared to $849,000 for the nine months ended December 31, 2017, representing an increase of $869,000 between the comparable periods, primarily due to costs associated with an increased employee base, and the fiscal year 2019 bonus accrual.

o

Included in research and development expense for the nine months ended December 31, 2018 is $2,154,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $3,300,000 for the nine months ended December 31, 2017 representing a decrease of $1,146,000 between comparable periods. The decrease is due to fully-vested option grants in the nine months ended December 31, 2017 that resulted in a one-time compensation expense. This decrease was partially offset by the amortization of expense in the nine months ended December 31, 2018 related to options granted to employees during fiscal year 2019.

•

General and administrative expenses were $10,828,000 for the nine months ended December 31, 2018, compared to $7,644,000 for the nine months ended December 31, 2017, representing an increase of $3,184,000. The general and administrative expenses for the respective periods include:

o

During the nine months ended December 31, 2018, excluding the stock based compensation costs noted below, general and administrative expenses were $6,280,000 compared to $4,344,000 in the same period in the prior year. The increase of approximately $1,936,000 primarily resulted from increases in salary and salary related expenses, due to costs associated with an increased employee base, professional services and insurance, partially offset by lower legal expenses.

o

Stock based compensation expense related to stock options granted was $4,548,000 for the nine months ended December 31, 2018 compared to $3,300,000 for the nine months ended December 31, 2017, representing an increase of $1,248,000, primarily attributable to the modification of vesting provisions of grants previously issued, the issuance of options to members of the Board of Directors, employees, and management in fiscal year 2019, over the comparable periods, offset by options which became fully vested in fiscal year 2018.

Other income (expense)

For the three months ended December 31, 2018, the Company had other income of $29,000. The other income was attributed to interest income earned on bank deposits. For the three months ended December 31, 2017, the Company had other income of $0.

For the nine months ended December 31, 2018, the Company had other income of $29,000 compared to $390,000 for the nine months ended December 31, 2017. Other income for the nine months ended December 31, 2017 was attributed to the remeasurement of the derivative liability relating to anti-dilution provisions of two private placement offerings in March 2017 and April 2017.  The anti-dilution provisions expired in September 2017.

Liquidity and Capital Resources

At December 31, 2018, we had cash of $16,733,000, working capital of $14,271,000, and stockholders’ equity of $15,710,000.

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Nine Months Ended December 31,
	2018	2017
Net cash (used in) provided by operating activities	$(16,108,000)	$(8,202,000)
Net cash (used in) provided by investing activities	(16,000)	—
Net cash (used in) provided by financing activities	3,881,000	8,525,000

Operating Activities

Our cash used in operating activities in the nine months ended December 31, 2018 totaled $16,108,000, which is the sum of (i) our net loss of $21,786,000, less non-cash expenses totaling $6,710,000 (principally stock-based compensation), and (ii) changes in operating assets and liabilities of $1,032,000, primarily due to increased prepaid clinical costs of $470,000 and decreases in accounts payable and other liabilities of $522,000.

Our cash used in operating activities in the nine months ended December 31, 2017 totaled $8,202,000, which is the sum of (i) our net loss of $13,656,000, less non-cash expenses totaling $6,255,000 (principally stock-based compensation), and (ii) changes in operating assets and liabilities of $801,000.

Investing Activities

During the nine months ended December 31, 2018, our investing activities consisted of purchases of $16,000 of property and equipment.

No cash was used in investing activities for the nine months ended December 31, 2017.

Financing Activities

During the nine months ended December 31, 2018, there was $3,881,000 of financing activities, consisting of $4,052,000 of proceeds from the issuance of Common Stock from the Company’s ATM Financing Facility pursuant to the Equity Distribution Agreement, dated November 2, 2017 (the “Equity Distribution Agreement”), by and between the Company and Canaccord Genuity LLC (“Canaccord”), proceeds from the exercise of stock options of $270,000 and offset by insurance note payments of $441,000.

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

Liquidity and Capital Requirements Outlook

During fiscal year 2018, we raised net proceeds of approximately $28.1 million through the issuance of our Common Stock. Most recently in March 2018, we raised aggregate net proceeds of $21.9 million after underwriting discounts and commissions and expenses of the offering through an underwritten public offering. Previously, on November 2, 2017, the Company entered into the Equity Distribution Agreement with Canaccord, to commence the ATM Financing Facility pursuant to which the Company may, from time to time, subject to certain rules and regulations, sell shares of the Company’s Common Stock, having an aggregate offering price up to $30.0 million, through Canaccord as the Company’s sales agent. In the year ended March 31, 2018, the Company raised approximately $6.2 million in aggregate gross proceeds before commissions and expenses through the ATM Financing Facility and incurred related costs, including commissions to Canaccord, of approximately $0.3 million. During fiscal year 2019, for the three and nine months ended December 31, 2018, the Company sold 282,555 and 1,779,872 shares of Common Stock and received net proceeds after commissions of $0.7 million and $4.0 million, respectively. The Company paid commissions to Canaccord of $0.022 million and $0.125 million during the three and nine months ended December 31, 2018. The Company is using the net proceeds raised through the ATM Financing Facility for general corporate purposes and to fund its operating activities. On October 25, 2018, the Company decided to discontinue use of its at-the-market (“ATM”) financing facility for at least the remainder of calendar year 2018, to be reassessed in calendar year 2019. The Company has concluded it intends to reopen the ATM Financing Facility for potential use shortly after the filing of this Form 10-Q (see Part 2. Item 5. Other Information).

We anticipate requiring additional capital to further fund the development of our product candidates, as well as to engage in potential partnerships or collaborations. The most significant funding needs continue to be in connection with conducting immediate Phase II clinical trials of our SM-88 drug candidate for pancreatic cancer and prostate cancer, participating in an investor-initiated clinical trial of SM-88 in sarcoma, and conducting additional or related studies and investigations, including small-scale pre-clinical studies related to the mechanism of action of our lead clinical program SM-88 and other potential drug candidates.  The Company’s financing needs also relate to expenses of its participation in the Precision Promise adaptive pivotal pancreatic trial platform sponsored by PanCAN. Precision Promise is expected to launch in the first half of calendar year 2019. Primarily as a result of its active clinical trials, the launch of the Precision Promise trial, and the pause in enrollment and initiation of Stage 2 of the Company’s ongoing- Phase II trial in pancreatic cancer, the Company currently anticipates that its quarterly cash usage, or “cash burn rate”, will approximate $5 million for the quarter ending March 31, 2019. The burn rate for the quarter ending December 31, 2018 was $5.3 million, $0.6 million higher than the previous quarter due to higher clinical expenses, including $1 million payment to PanCAN for initial program set up costs.  If we determine to move beyond the pre-clinical stage for any of our pre-clinical trials or if we amend Stage 2 of the Company’s ongoing Phase II trial in pancreatic cancer and proceed with Phase II or significantly expand currently active clinical trials, our liquidity requirements will be increased.

As of December 31, 2018, the Company has cash on hand of approximately $16.7 million and working capital of approximately $14.3 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and in light of the material weaknesses described below identified by Messrs. Hoffman and Taylor disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management is implementing certain practices and procedures to address the foregoing material weaknesses and significant deficiencies with plans to complete the remediation of the foregoing deficiencies in the future. Such remediation efforts are discussed below under “Management’s Remediation Initiatives.”

Our management believes that the material weaknesses set forth above did not have an effect on our financial results.

Management’s Remediation Initiatives

Management is in the process of implementing certain practices and procedures to address the foregoing material weaknesses with plans to complete the remediation of the foregoing deficiencies in the future. Such remediation efforts are discussed below.

Management’s Actions and Plans to Remediate Material Weaknesses:

Management believes that progress has been made during the quarter ended December 31, 2018, and through the date of this report, to remediate the underlying causes of the material weaknesses in internal control over financial reporting and has taken the following steps to remediate such material weaknesses:

•	We have a detailed remediation plan in place with target deadlines for completion.
•

We have increased the frequency of our periodic meetings with our outside accounting and financial reporting advisory firm and enhanced the discussion of operating results, significant transactions, internal controls, conclusions reached regarding technical accounting matters and financial reporting disclosures.

•

We have evaluated the control functionality within the disbursement, general ledger, and human resources systems that provide key control functionality. Within these systems, we have modified and improved security administration and other access level and systemic controls. Where this is inherently limited, we have designed compensating controls outside such system.

•

We have established a disclosure committee that includes both finance and non-finance representatives responsible for ensuring the accuracy, completeness, timeliness and consistency of public disclosure.

•	We have added resources to the finance function and continue to establish processes that segregate duties consistent with control objectives.
•	We have enhanced and formalized our financial close process including more and improved analytical reviews.
•	We have improved processes that allow for proactive review of significant transactions, including the creation of a centralized repository for significant agreements.

Management plans to further remediate the material weaknesses as follows:

•	We continue to formalize processes and policies, including processes and policies for IT general controls. Where necessary, we will implement relevant key controls.
•	We will establish a periodic review by financial management of account balance detail, journal entry posting activity and account reconciling items.
•	We are modifying and creating improved reports that are relied upon in making financial and business decisions.

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than as described above under “Management Remediation Initiatives”, there have been no changes in our internal control over financial reporting during our three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On January 28, 2019, a purported stockholder filed a securities lawsuit against us and our CEO and CFO.  The plaintiff purported to represent a class of stockholders for the period from March 14, 2018 through January 18, 2019, inclusive. The case is styled Canas v. Tyme Technologies Inc., et al., and was filed in the U.S. District Court for the Southern District of New York. The complaint asserts claims under Securities Exchange Act Section 10(b) (and Rule 10b-5) against all defendants and Section 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from March 14, 2018 through January 18, 2019 and contends that the defendants provided inadequate or misleading disclosure at various times during the period concerning its Phase II clinical trial for SM-88 in pancreatic cancer. The plaintiff seeks a determination that the proceeding may be maintained as a class action and certification of the plaintiff as class representative. The plaintiff also seeks damages on behalf of the class, as well as interest, fees and other costs, but does not provide an estimate of damages in the complaint. Due to the recent status of the complaint, the Company is unable to estimate a potential loss or range of loss, if any, at this time. We intend to defend the lawsuit vigorously.

Item 1A.Risk Factors.

Our Annual Report on Form 10-K for the year ended March 31, 2018 includes a detailed discussion of our risk factors.  At the time of this filing, in addition to the risk factors that were included in the Form 10-K, the following should be carefully considered.

Health care reform measures could hinder or prevent the commercial success of SM-88 any other drug product we may develop.

In the United States, there have been and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, on December 22, 2017, President Trump signed into law new federal tax legislation that includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Since the enactment of the Tax Act, there have been additional amendments to certain provisions of the ACA, and we expect the current Trump administration may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. It is uncertain the extent to which any such changes may impact our business or financial condition.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn and Matthew Bellina Right to Try Act of 2017 (the “Right to Try Act”), was signed into law. The law, among other things, provides a federal framework for certain patients with life-threatening diseases to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	our ability to set a price we believe is fair for our drug products;

•	our ability to generate revenue and achieve or maintain profitability; and

•	the availability of capital.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

The recently enacted Tax Cuts and Jobs Act of 2017 (the “Tax Act”) federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is unknown if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is likewise uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Use of social media could give rise to liability, breaches of data security, or reputational harm.

We and our employees use social media to communicate externally. There is risk that the use of social media by us or our employees to communicate about our product candidates or business may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us or our product candidates in social media could seriously damage our reputation, brand image, and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

As previously disclosed, The Company decided to discontinue use of its ATM Financing Facility on October 25, 2018 for at least the remainder of calendar year 2018 and to reassess the use of the ATM Facility to sell common stock in calendar year 2019.  After such review, the Company intends to reopen the ATM Financing Facility for potential use.  Sales of Common Stock under the facility could begin as early as two business days after the filing of this Form 10-Q.

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

Dated: February 11, 2019

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ben R. Taylor
Ben R. Taylor
President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Barbara Galaini
Barbara Galaini
Corporate Controller (Principal Accounting Officer)