Form 10-K
period 2019-03-31
TYME TECHNOLOGIES, INC.
filed 2019-06-12
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38169

TYME TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-3864597
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17 State Street – 7th Floor, New York, NY	10004
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 461-2315

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	TYME	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter)  during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $137,958,473.

The number of shares outstanding of the registrant’s common stock on June 4, 2019 was 111,950,937.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Annual Report on Form 10-K other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “anticipates,” and similar expressions (including their use in the negative), are intended to identify forward-looking statements. Forward-looking statements can also be identified by discussions of future matters such as the development and potential commercialization of our drug candidates (including SM-88 and Tyme-18) and of other new products, the clinical potential and non-toxic safety profiles of our drug candidates, expected releases of interim or final data from our clinical trials, technology enhancements, possible collaborations, the timing, scope and objectives of our ongoing and planned clinical trials and other statements that are not historical. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors,” and many of which are beyond our control. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Executive Summary of Our Business

TYME is an emerging biotechnology company developing cancer metabolism-based therapies (CMBTsTM) that are intended to be effective across a broad range of solid tumors and hematologic cancers, while also maintaining patients’ quality of life through relatively low toxicity profiles. Unlike targeted therapies that attempt to regulate specific pathways within cancer, TYME’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic requirements to cause cancer cell death.

Our lead clinical CMBT program, SM-88 (racemetyrosine), is a novel, oral, monotherapy investigational agent that has been studied in clinical trials for over five years within more than 150 cancer patients. TYME recently completed enrollment for two Phase II clinical trials in prostate and pancreatic cancer, and the Company is preparing for pivotal studies for SM-88 in pancreatic cancer during the second half of calendar year 2019. One of these pivotal trials is focused on patients with third-line pancreatic cancer and would be an amendment to the ongoing TYME-88-Panc trial (Part 2). The Company has also partnered with the Pancreatic Cancer Action Network (“PanCAN”) to study SM-88 in an adaptive pivotal trial known as Precision PromiseSM starting as second-line monotherapy and could expand to first-line combination therapy with standard of care. A Phase II investigator-initiated trial evaluating SM-88 monotherapy in late-stage sarcomas was launched in May 2019 under the direction of principal investigator Dr. Sant Chawla and in collaboration with the Joseph Ahmed Foundation (“JAF”). All of SM-88’s current clinical programs study SM-88 in use with three low-dose conditioning agents: methoxsalen, phenytoin, and sirolimus (hereafter, referred to as “MPS”).  We are actively evaluating the expansion of our clinical program to other cancers as SM-88 has demonstrated complete or partial responses in 15 different forms of cancer with a well-tolerated safety profile.

In addition to SM-88, the company has a pipeline of pre-Initial New Drug Application (“IND”) CMBT product candidates.  One candidate, TYME-18, is designed for intra-tumoral injection to increase the permeability of cancer cells. The direct delivery of TYME-18 to the tumor target, in contrast to conventional systemic therapies, aims to localize the effect of the agent to the tumor, while limiting systemic effects and minimizing damage to healthy tissues.

TYME maintains a broad intellectual property portfolio of 162 patent applications granted and/or pending covering our technologies and products, compositions, methods, manufacturing and use with earliest expiration in 2032 not including potential extensions.

SM-88 Mechanism of Action

SM-88 (racemetyrosine) is an orally administered cancer metabolism-based therapy that is chemically altered to be non-functional for fundamental tumor cell processes, including protein synthesis. Scientific literature has broadly published that normal healthy cells do not regularly take up certain non-essential amino acids, specifically tyrosines, while a wide range of cancer cells upregulate methods to consume these metabolites.  We believe that, when taken up by a cancer cell, our proprietary modified dysfunctional tyrosine interrupts protein synthesis, reduces key cellular defenses, and ultimately leads to an oxidative stress-related apoptosis or cell death.  We also believe this selective cancer uptake of non-essential amino acids is supported by the current safety profile showing minimal observed drug-related serious adverse events (each, an “SAE”) in over 150 cancer patients treated with SM-88 to date.

SM-88 is administered with the conditioning agents MPS. The conditioning agents are administered at doses between 5% and 25% of their FDA approved doses in non-cancer indications.   We believe the physiologic, but sub-therapeutic doses of these agents may augment the uptake of SM-88 and destabilize cancer cells based on scientific literature of their respective biologic functions.

The Company has established pre-clinical research collaborations with academic institutions, as well as internal pre-clinical initiatives, to broaden the detailed understanding of the mechanisms associated with SM-88.  The overall goals of these efforts are to potentially identify patient biomarkers that could be applied to patient selection in clinical trials, as well as identify potential combinations with other anti-cancer mechanisms that could aid future clinical development. We currently have a research collaboration with Mayo Clinic and could establish additional collaborations in the future.

Development Strategy and Key Product Properties

Our goal is to develop CMBTs that may help patients live longer and better lives through next-generation medicines that are both better and safer treatments than current cancer treatment options. Key elements of our strategy to achieve this goal are:

•	Successfully advance SM-88 across a broad range of cancers through clinical development, regulatory approvals and commercial launch globally.
•

Continue to invest in our technology platform and expand the breadth and depth of our IP portfolio. We plan to expand our research and development (“R&D”) efforts to encompass multiple cancer indications in both solid tumors and hematologic cancers. We have undertaken early development programs for additional delivery systems of our lead oral candidate, SM-88, as well as new investigational CMBTs to treat cancer patients with high unmet medical needs.

•

Build a balanced portfolio of proprietary and partnered programs. We plan to independently develop and commercialize multiple drug candidates for human indications within the oncology field. For targets outside our core areas of interest or where a partner can contribute specific expertise, we intend to evaluate potential collaborations with strategic partners and/or potential acquisitions of other companies and/or their assets that can augment our expertise and technology, as well as a means to acquire rights or ownership of additional intellectual property (“IP”). We also contemplate exploring global development partners and arrangements, where appropriate.

By using SM-88 to disrupt key aspects of cancer’s unique metabolism, our intention is to create an innovative therapeutic approach that is:

•

Broadly effective across different cancer types – Because a vast majority of cancers use the same metabolic process, known as the Warburg Effect, we believe that they likely also have the same susceptibilities to SM-88 treatment, regardless of physiologic origin;

•

Highly specific to cancer – As supported by the current safety data reported for over 150 patients, together with recent advances in radiographic imaging that use tyrosine-based agents to selectively image cancer cells, cancer appears to have a high affinity for tyrosine uptake compared to normal cells;

•	Well-tolerated/ broad therapeutic margin – Safety findings are available for over 150 patients, and only two patients (1%) have reported any drug-related serious adverse events;
•

Suitable for monotherapy or combination therapy – Although most of TYME’s clinical and compassionate use experience has been in monotherapy, SM-88’s differentiated mechanism of action (MOA) and safety profile may also allow it to be effective in combination with other cancer therapeutics; and

•

Potentially effective treatment for patients who have failed other therapeutic options – Current cancer therapies are often intended to inhibit or change a particular aspect of cancer’s cellular function, known as selective pressure. However, cancers typically develop resistance mechanisms that can make them less responsive to subsequent selective pressure treatments, while at the same time patients also accumulate treatment-related toxicities that can make them ineligible for subsequent therapies. SM-88 is designed to avoid selective pressure and this fundamental limitation of traditional therapies by utilizing cancer’s innate metabolic weaknesses to compromise its defenses, leading to cell death through oxidative stress and exposure to the body’s natural immune system.   We believe this novel mechanism of action may allow SM-88 to be used in traditional treatment-resistant patients and also limit development of resistance.

We believe we can become a leader in developing and delivering CMBTs with our platform technology for the following reasons:

•	Members of our management team have more than ten years of scientific research and clinical development in the field of cancer metabolism-based therapies.
•	Oral SM-88 has demonstrated meaningful clinical benefit and well tolerated safety profile, in metastatic cancer patients across 15 different types of solid tumors and hematologic cancers.
•

To date, SM-88 has shown significant safety profile and we believe the unique mechanism of action increases prospects for evaluation of the potential of SM-88 as a preferred therapy in combination with existing treatment modalities.

•

We currently retain all commercial rights for SM-88 and new pipeline candidates through a strong and growing patent estate of over 57 issued patents and 105 pending patent applications in various countries broadly covering compositions, methods, manufacturing and use in connection with the treatment of cancers.

•

We have a technology base and patent portfolio supporting SM-88 and have filed patents applications for additional drug candidates to provide a pipeline of oncology drug development programs based on our CMBT technology platform.

SM-88: Completed Studies

First in Human Study

The initial clinical trial with SM-88, known as the First in Human Study (“FHS”), began in 2012 and was conducted in 30 actively progressing metastatic cancer patients who had failed or refused all available treatments options. The Phase I study was designed to assess the safety of monotherapy SM-88, although the trial was extended beyond the initial six-week period based on reported treatment efficacy, with several patients remaining on treatment for over 12 months. Patients were given SM-88 with conditioning agents melanin, melanotan II, phenytoin, and sirolimus (these conditioning agents will hereafter be referred to as “M2PS”).

The results of the FHS were published in the journal, Investigational New Drugs, in March 2019, including data from the trial’s initiation in January 2012 through September 2017. Patients were treated with monotherapy SM-88 and achieved median overall survival (“OS”) of 29.8 months, median progression free survival (“PFS”) of 13 months, and a 33% objective response rate (“ORR”). The ORR consisted of four complete responses (“CR”) and six partial responses (“PR”), based on Response Evaluation Criteria In Solid Tumors 1.1 (“RECIST”).  In addition, 57% of patients (17/30) achieved RECIST stable disease (SD) with a median SD duration of 11 months. Five FHS patients with metastatic cancer survived for over five years after commencing SM-88 treatment. All FHS patients improved or maintained Eastern Cooperative Oncology Group Performance Status (“ECOG PS”), a measure of quality of life, after initiating SM-88 therapy, and OS was comparable for patients who entered the trial with ECOG PS ranging from 0 (asymptomatic) to 2 (unable to perform any work-related activities).

We also reported multiple subgroup analyses of FHS patients. As of September 2017, 67% of FHS patients were reported to have had no additional systemic therapies since their initial enrollment in FHS in 2012, including all five of the surviving FHS patients. Patients without any further treatment beyond SM-88 showed greater mean and median OS (37 and 38 months, respectively) than patients who received subsequent treatments beyond SM-88 (30 and 28 months, respectively). Regarding therapies prior to SM-88, patients with two or more prior systemic therapies experienced a median OS of 23 months, including two CRs and three PRs, after beginning SM-88 therapy. For the three most common cancer types in the FHS, we reported median and mean OS for the following patients by cancer type: breast cancer, 35 and 36 months (n=14); lung cancer, 25 and 30 months (n=5); and pancreatic cancer, 24 and 24 months (n=3). In the breast cancer subgroup, median OS of 35 months was achieved despite patients having an average of 2.5 prior lines of systemic drug therapy and 4.5 prior therapeutic lines, including systemic, surgical or radiation therapy. 43% of patients in the breast cancer subgroup achieved CR or PR while on SM-88 monotherapy and ECOG PS average baseline improved from 1.8 to 0.6 after six weeks of SM-88 therapy. Additionally, after having stopped SM-88 treatment in the FHS, three breast cancer patients received additional treatment with SM-88 at a later time and all three of such patients were alive as of the last reported data in October

2017. One of the re-treated patients experienced a second objective tumor response from SM-88 monotherapy as measured by RECIST criteria.

We believe that traditional RECIST response criteria, a commonly used clinical endpoint based primarily on computerized tomography (“CT”) images, may not fully reflect the therapeutic benefit from SM-88. This is based on the observation in the First in Human Study where a total of 17 of the 30 patients achieved SD with median OS of 29.0 months. Because we believe many patients on SM-88 experience therapeutic benefit without necessarily achieving a CR or PR under RECIST criteria, we commonly refer to “Clinical Benefit,” which includes CR, PR and SD designations.

SM-88 used with M2PS demonstrated a favorable safety profile and was well tolerated. All related adverse events (AEs) for SM-88 were classified as mild or moderate. The most common treatment AEs experienced included hyperpigmentation by 100% of patients (30/30), fatigue by 56.7% of patients (17/30) and pain by 10% of patients (3/30). No dose limiting toxicities were observed.

Compassionate Use Program

In parallel with and following the First in Human Study, we also allowed metastatic cancer patients’ access to SM-88 through a compassionate use program. As of March 31, 2017, 76 patients had been treated outside of the FHS with SM-88 (the “Compassionate Use Patients”) as part of a compassionate use program under Institutional Review Board (“IRB”) supervision. In early 2018, we performed a retrospective analysis on the 53 (of 76) Compassionate Use Patients who had received at least six weeks of treatment. These patients had their scans reviewed by independent radiologists to determine response under RECIST, and 75% of these patients (40 of 53) were deemed to have experienced Clinical Benefit, consisting of 8 CRs, 16 PRs and 16 SD designations.

Through these two programs, patients being treated with SM-88 have achieved CRs or PRs across 15 different cancer types, including some of the most common and difficult to treat cancers, such as pancreatic, prostate, breast, lung, glioma, ovarian, sarcoma and colon cancer. Based on preliminary data from the FHS and the Compassionate Use Patients suggesting SM-88 may have broad potential applicability and acceptable toxicity, we believe that SM-88 may ultimately be utilized as a treatment for a wide range of cancers prior to the end-stage setting.

SM-88 Ongoing Studies

Pancreatic Cancer Trial (“TYME-88-Panc”)

TYME-88-Panc is a two-part, open-label clinical trial evaluating SM-88 as an oral monotherapy in late-stage patients with advanced pancreatic cancer. Part 1 was designed to determine optimal dose for pivotal testing and patients were given either a high or low dose of SM-88.  Preliminary data from Part 1 was released at the American Society of Clinical Oncology (“ASCO”) Gastrointestinal Cancer Symposium on January 18, 2019, and we plan to present additional data at the European Society for Medical Oncology (“ESMO”) World Congress on Gastrointestinal Cancer on July 4, 2019. The protocol for Part 2 in patients who have failed two prior lines of systematic therapy is currently being finalized and is intended as a pivotal registration trial.

Part 1 of TYME-88-Panc includes 49 heavily pretreated patients with radiographically progressive metastatic pancreatic cancer, who had received a median of two prior systemic therapies and had significant disease related morbidity before receiving SM-88 used with MPS. Of the 49 patients, 39 patients are evaluable for efficacy, as defined in the protocol. Preliminary results from Part 1 of TYME-88-Panc, using information available as of April 25, 2019, demonstrated overall survival of evaluable patients (N=39) trending to be approximately double the expected survival of this patient population.  The expected survival for this patient population would be 2 to 2.5 months.  Reported survival of patients progressing after second line therapy was 3 months, based on an analysis of 19 published trials with patients who had progressed after second line treatment (Manax, et al J Clin Oncol 37, 2019 (suppl 4; abstr 226)).  In addition, there is an approximate 2 to 4-week transition between second and third line treatments. Thus, based on these considerations, the expected survival for this patient population would be 2 to 2.5 months.

In addition, nine of the first 28 evaluable patients (32%) were still alive at 6 months or longer, with an early patient having achieved one year of survival.  Monotherapy activity with SM-88 was demonstrated in certain patients based on common measures of anti-tumor activity, including computed tomography (“CT”), positron emission tomography (“PET”), and reductions in biomarkers carcinoembryonic antigen (“CEA”), CA-19.9 and circulating tumor cell (“CTC”) burden.  SM-88 remained well tolerated, showing minimal drug related serious adverse events.

Part 2 of TYME-88-Panc is expected to be a pivotal trial in third-line metastatic pancreatic cancer.  The protocol for Part 2 is currently being finalized based on data from Part 1, guidance from the FDA and feedback from Part 1 clinical investigators.  Part 2 is poised to begin enrollment in the second half of calendar year 2019.

Phase II Prostate Cancer Trial

On February 14, 2019, we released preliminary results from an ongoing Phase II trial of SM-88 in patients with non-metastatic, biochemical-recurrent prostate cancer at the 2019 ASCO Genitourinary Cancers Symposium. As of January 2019, 23 patients were enrolled and included in the preliminary presentation from the ongoing Phase II trial of SM-88 in prostate cancer. Patients entered the trial with rising prostate-specific antigen levels (“PSA”), detectable CTCs and no radiographically detectable metastases. Study duration, per protocol, was six months, although some patients were granted a waiver to remain on treatment for longer periods. 74% of patients had previously received androgen deprivation therapy as treatment for prostate cancer. In this trial, patients were given SM-88 with micro doses of conditioning agents MPS.

As of January 2019, 87% of patients (20/23) remained free of any local radiographic progression with median duration of therapy of 6.5 months. All patients remained metastases free, as defined by recent FDA draft guidance for use of metastasis-free survival as a trial endpoint. PSA levels generally remained stable during treatment. Median PSA doubling-time, used for assessing disease status in patients with prostate cancer, improved by 34% for patients completing 12 weeks of treatment, from 6.1 months at baseline to 8.2 months. More than half of all patients (12/23) experienced an improvement in PSA doubling time. After 12 weeks, all patients had CTCs below baseline, with a median decrease of 65%. CTCs generally continued to decrease and remained below baseline for the duration of the SM-88 administration.

With a cumulative dosing exposure of 149 months, no drug-related severe or life-threatening adverse events (grade 3 or 4) were observed. The only moderate adverse event (grade 2) possibly-related to SM-88 therapy was fatigue, reported by one patient. The majority of mild adverse events (grade 1) possibly or probably-related to SM-88 therapy were gastrointestinal in nature. No adverse events resulted in dose delay, discontinuation or reduction.

Enrollment in our Phase II prostate cancer trial has been completed and final results are expected in the second half of calendar year 2019.

Investigator-Initiated Phase II Sarcoma Trial

The HopES trial, an investigator-initiated prospective open-label Phase II trial evaluating the efficacy and safety of SM-88 with MPS for the treatment of poor prognosis sarcomas, was initiated in May 2019. Up to 24 evaluable patients will be enrolled in the HopES trial through two patient cohorts. The first cohort will evaluate oral SM-88 as maintenance monotherapy following primary or palliative treatments for Ewing's sarcoma patients with a high risk of relapse or disease progression. The second cohort will determine the clinical benefits of SM-88 as salvage monotherapy for patients with clinically advanced sarcomas. The primary objectives are to measure ORR and PFS. Secondary objectives include duration of response, OS, CBR using RECIST v1.1, and incidence of treatment-emergent adverse events.  The Joseph Ahmed Foundation is providing funding and patient support for this trial and the trial is being conducted by principal investigator Dr. Chawla at the Sarcoma Oncology Center in Santa Monica, CA.

Upcoming Studies and Developments

PanCAN Precision Promise Adaptive Phase II/III Trial Platform

We have entered into an agreement for SM-88 to be included in an experimental arm in the novel Precision Promise adaptive pivotal trial platform sponsored by PanCAN. The objective of Precision Promise is to expedite the study and approval of promising therapies for pancreatic cancer by bringing multiple stakeholders together, including academic, industry and regulatory entities.

The primary goal of SM-88’s inclusion is to study SM-88 as a monotherapy treatment arm for patients who have failed one prior line of chemotherapy. Additionally, it is planned that SM-88 will be evaluated in combination with gemcitabine (Gemzar ® ) and nab-paclitaxel (Abraxane ® ) for first-line patients. The second-line monotherapy arm is expected to initiate in the second half of calendar year 2019.

PanCAN is sponsoring Precision Promise and providing funding and other support. While TYME’s SM-88 will be included in the trial, we will not oversee, conduct or control the trial.

TYME-18 Preclinical Studies

TYME-18 is a cancer metabolism-based investigational therapy designed for the intra-tumoral delivery of the treatment and increase the permeability of cancer cells while delivering a therapy that will have a selective cytotoxic effect on the tumor. TYME-18 is distinct in composition from SM-88. However, like SM-88, it aims to enhance the susceptibility of a cancer to the highly acidic and toxic tumor microenvironment, while minimizing the impact to normal tissues.

In initial preclinical xenograft mouse studies, TYME-18 was able to completely resolve over 90 percent (11/12 mice) of established colorectal tumors within 12 days versus an average of over 600 percent growth in the control animals. Additionally, there was no detected necrosis of the normal tissue surrounding the tumor site or other identified toxicities in the animals treated with TYME-18. We plan to continue with the development of TYME-18 in solid tumors and to provide details of an IND-enabling program in the second half of calendar year 2019.

Animal Health

Our co-founders, Steve Hoffman and Michael Demurjian, hold certain intellectual property rights with respect to the treatment of cancer in non-humans. Following interest from third parties in creating health partnerships, a committee of independent members of our board of directors has held discussions with our co-founders to obtain intellectual property rights such that the Company could have the ability to pursue cancer therapies in animal health.

Competition

Our business strategy is intended to effectively position SM-88 for competition with products manufactured by other companies in the highly fragmented and competitive cancer treatment market. Our competition comes from other commercial and research enterprises working in the field of cancer research. This includes pharmaceutical and biotechnology companies, academic institutions, patient advocacy groups and hospitals and government private research institutes around the globe.

The TYME-88-Panc study will be amended to study SM-88 in third-line pancreatic patients.  There are no FDA approved third-line pancreatic treatments and there are no active therapies recommended in the ASCO or National Comprehensive Cancer Network guidelines.  If commercialized for third-line pancreatic treatment, the competition for SM-88 would be physician choice of therapy, supportive care and/or clinical trials.

Important competitive factors include patient safety, effectiveness, quality-of-life and ease of use of products; price and demonstrated cost-effectiveness; marketing effectiveness; payor access and research and development of new products and processes. Most new products we intend to market, assuming regulatory approval, will and must compete with other products already on the market as well as products that are later developed by existing or new competitors. If competitors introduce new products or delivery systems with therapeutic or cost advantages, our products would be subject to progressive price reductions, decreased volume of sales or both. Increasingly, to obtain favorable reimbursement and formulary positioning with government payers, managed care organizations and pharmacy benefits managers, we would be required to demonstrate that our products offer not only medical benefits, but also more value as compared with other treatment regimens.

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, development and regulatory plans in addition to proprietary scientific knowledge provide us with certain competitive advantages, we currently have limited financial resources and no revenue source and face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, each of which has significantly greater financial resources than us. Any drugs that we successfully develop and commercialize will compete with existing therapies and new potential therapies that may become available in the future.

Our products, if approved for sale, would eventually be subject to competition from generic drug manufacturers. Manufacturers of generic biopharmaceuticals generally invest far less in R&D and marketing than R&D companies such as us. We anticipate that any manufacturer of a generic version of our drugs will invest far less than we have in the past and intend to do in the future. They therefore, have the advantage in that they can price their drugs much lower than the brand-name drugs for which we obtain approval. Additionally, in many countries outside the United States, IP protection is weak or nonexistent and we would be forced to compete with generic or counterfeit versions of our products in such countries whether or not we hold legal exclusivity.

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

Tyme maintains a broad intellectual property portfolio of 162 patent applications granted and/or pending, with eight U.S. patents issued as of June 4, 2019. The patents encompass SM-88 as well as inventions that fight cancer and aid in the creation of novel mechanisms to further that effort. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We have and will continue to seek U.S. and international patent protection for a variety of technologies, including: pharmaceutical compositions, methods for treating diseases of interest, methods for manufacturing the pharmaceutical compositions and research tools and methods. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel products. We will also seek protection, in part, through confidentiality and proprietary information agreements.

We believe we have no need to license any technologies for SM-88 to be commercially viable. We believe our Company owns all the IP necessary for SM-88 to perform as intended and to be commercially marketed, once all applicable regulatory requirements have been obtained. Additionally, we believe the drug substances utilized in SM-88 are not covered by any patents that would impede our use of such drug substances.

We also rely on trademark laws to protect our proprietary rights. Our trademark portfolio currently consists of one domestic trademark: CMBTs (cancer metabolism-based therapies).

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

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional nonclinical or clinical testing or supplemental information for the FDA to reconsider the application. If or when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two to six months depending on the type of information that was included. The FDA approval is never guaranteed, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied.

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

As of March 31, 2019, we have two active INDs with the U.S. FDA, both associated with SM-88. The two INDs are associated with the relevant FDA departments that oversee our two ongoing clinical trials, the Department of Oncology Products 1 (“DOP1”) for our prostate cancer trial, and the Department of Oncology Products 2 (“DOP2”) for our pancreatic cancer trial.

In February 2019, we participated in a Type C meeting with the FDA. During that meeting we received guidance on our planned pivotal trial for SM-88 in third line pancreatic cancer.  The trial is planned to be a randomized study comparing SM-88 to a control arm. The control arm will consist of physician’s choice of therapies. The primary end point will be overall survival.

Priority Review/Standard Review (U.S.) and Related Requirements

The FDA may grant an NDA a priority review designation based both upon the request of an applicant and the results of the Phase III clinical trial(s) submitted in the NDA. This designation sets the target date at six months for FDA action on the application. Priority review is granted where preliminary trial results indicate that a product, if approved, has the potential to provide a safe and effective therapy for a situation where no satisfactory alternative therapy exists or where the product is possibly a significant improvement over existing marketed products. If these criteria are not met for priority review, the NDA is subject to the standard FDA review period of ten months. However, priority review designation does not change the scientific/medical standard for regulatory approval or the quality of evidence necessary to support approval. There can be no assurance that we would be able to satisfy the eligibility criteria for priority review or to receive regulatory approval under either standard review.

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

Fast Track Program

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

Advertising and Promotion

The FDA prohibits the pre-approved marketing and promotion of drugs and closely regulates the post-approval marketing and promotion of drugs, including through standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with these regulations can result in significant penalties, including the issuance of warning letters directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials are pre-cleared by the FDA and federal and state civil and criminal investigations and prosecutions.

Drugs may be marketed only after initial approval and only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes to indications, labeling or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing original and resubmitted NDAs.

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

Orphan Drug

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition; generally, a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not necessarily convey any advantage in or shorten the duration of the regulatory review and approval process. The first NDA applicant to receive FDA approval for a product to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for the product for treatment of the specified indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. When appropriate, we intend to hold discussions with the FDA regarding pursuing orphan drug designation for SM-88. There can be no assurance given that such discussions, if commenced, would result in our pursuing orphan drug designation for SM-88 or that, if pursued, the FDA would grant SM-88 an orphan drug designation.

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

United States Adopted Names (USAN) Council

In the first calendar quarter of 2019, we were notified that United States Adopted Names (USAN) Council has approved the use of the nonproprietary generic name, racemetyrosine, for SM-88.

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

The process regarding regulatory approval of medicinal products in the EU is similar to the U.S. and likewise generally involves satisfactorily completing each of the following:

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

An EU regulation on clinical trials was adopted by the European Parliament and the Council of Ministers in 2014. The new regulation aims to simplify consent rules, streamline application procedures by creating a centralized process for approval, provide more transparency and harmonize performance of clinical trials throughout the EU Member States. The new regulations are anticipated to take effect in 2020, with one-year transition period during which a new CTA can be authorized either according to the old Clinical Trials Directive 2001/20/EC or the new 536/2014 Regulation, as requested by the sponsor.

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

Under the centralized authorization procedure, the Committee for Medicinal Products for Human Use (“CHMP”) serves as the scientific committee that renders opinions about the safety, efficacy and quality of human products on behalf of the EMA. The CHMP is composed of experts nominated by each member state’s national drug authority, with one of them appointed to act as Rapporteur for the coordination of the evaluation with the possible assistance of a further member of the Committee acting as a Co-Rapporteur. After approval, the Rapporteur(s) continue to monitor the product throughout its life cycle. The CHMP is required to issue an opinion within 210 days of receipt of a valid application, though the clock is stopped if it is necessary to ask the applicant for clarification or further supporting data. The process is complex and involves extensive consultation with the regulatory authorities of member states and a number of experts. Once the procedure is completed, a European Public Assessment Report is produced. If the CHMP concludes that the quality, safety and efficacy of the medicinal product are sufficiently proven, it adopts a positive opinion. The CHMP’s opinion is sent to the European Commission, which uses the opinion as the basis for its decision whether or not to grant a marketing authorization. If the opinion is negative, information is given as to the grounds on which this conclusion was reached. After a drug has been authorized and launched, it is a condition of maintaining the marketing authorization that all aspects relating to its quality, safety and efficacy must be kept under review. Sanctions may be imposed for failure to adhere to the conditions of the marketing authorization. In extreme cases, the authorization may be revoked, resulting in withdrawal of the product from sale.

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

We currently purchase all our drug substance and drug products from contract manufacturers and intend to continue to do so on an as-needed purchase order basis. We have entered into limited term supply arrangements for certain SM-88 components related to supply for our clinical activities in order to secure favorable pricing terms. We intend to identify and qualify any further necessary contract manufacturers to provide all active pharmaceutical ingredients (“API”) and finished drug product services during the IND stages and before submission of an NDA to the FDA.

Our current intention is that, during the ongoing development of SM-88, we will transition the needed manufacturing, CMC and GMP programs towards commercial manufacturing. The overall manufacturing program includes, but is not limited to, the development of product and process specifications, producing and validating standards and the development of suitable analytical methods for test and release, as well as stability testing. Before and during the use of contract manufacturers, we (or qualified designee) will conduct audits to ensure compliance with the mutually agreed process descriptions and cGMP regulations. Our manufacturers themselves must comply with their in-house quality assurance programs and be available for inspections by regulatory agencies, including the FDA and European drug regulatory agencies. During the development of our drug candidates, we anticipate scaling the manufacturing process to a suitable size. Increasing scale involves several steps and may involve modification of the process, in which case modifications to our CMC sections will occur, with continuous submissions to the FDA and EU regulatory authorities.

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

SM-88 is currently used with the conditioning agents methoxsalen, phenytoin, and sirolimus (“MPS”). Methoxsalen, phenytoin, and sirolimus each previously received regulatory approval in areas other than cancer treatment. SM-88 and the three agents within MPS are organic compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and we do not believe unusual equipment could be required in the manufacturing process.

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

To date, we have, through an FDA-audited contract manufacturer, produced cGMP drug substance for use in our planned clinical trials. In addition, we have produced cGMP clinical trial materials utilizing such drug substance, through an FDA-audited contract manufacturer. Such newly produced drug substance and clinical trial materials are currently undergoing long term regulatory testing. We believe we have produced enough drug substance to create an inventory to meet our immediate needs regarding our planned clinical trials.

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

The three APIs for MPS are available from several contract manufacturers, each holding Drug Master Files at the FDA for their respective API’s. We believe that the loss of or the inability of, any of single source to provide our required ingredients would not have any substantive delaying effect on our research program, clinical trials or future commercial sale of SM-88, as we believe other sources are readily available.

Employees

As of March 31, 2019, we had a total of 15 employees, all full-time and all located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Of the 15 employees, seven perform research and development activities and eight perform general and administrative functions. Our Chief Executive Officer, Steve Hoffman, is also our Chief Science Officer and, as such, may be considered engaged in R&D activities, for purposes of the immediately preceding sentence, as well as his being categorized as serving in an administrative capacity. Based upon their roles and activities with the Company, certain other employees may also be categorized as serving in more than one role. Where necessary, we have entered into consulting contracts to provide us with subject matter expertise. We believe there is a sufficient number of available contractors with appropriate subject matter expertise for our current and near-term needs.

Corporate Information

We were reincorporated on September 18, 2014 under the laws of the State of Delaware, after being incorporated in Florida as Global Group Enterprises Corp. on November 22, 2011, as discussed further below under Corporate History; Significant Organizational Events. Our principal executive office is located at 17 State Street, 7th floor, New York, NY 10004. We also have another office located at One Pluckemin Way, Bedminster, NJ 07921. Our telephone number is 212-461-2315. Our website address is www.tymeinc.com.

Corporate History; Significant Organizational Events

We were originally incorporated in Florida as Global Group Enterprises Corp. on November 22, 2011. Effective as of September 18, 2014, we reincorporated in the State of Delaware and later engaged in a merger and certain other transactions. As a result of these events, among other things,

•	we changed our jurisdiction of incorporation from Florida to Delaware;
•	we changed our name from Global Group Enterprises Corp. to Tyme Technologies, Inc.;
•

we increased our authorized capital stock from 250,000,000 shares of common stock, par value $0.0001 per share, (“Common Stock”) to 300,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share; and

•	we entered into a subsequent merger in 2015, whereby we acquired our current clinical-stage pharmaceutical business.

At-the-Market Sales of Common Stock

On November 2, 2017, we entered into an equity distribution agreement with Canaccord Genuity Inc. (“Canaccord”), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $30,000,000 through Canaccord, as our sales agent, in an at-the-market offering (the “ATM”). Since initiation, we have sold 3,927,248 shares of our common stock under this equity distribution agreement for net proceeds of $11,492,261 after commissions of $359,866 and other transaction expenses.

Underwritten Securities Offering

On March 6, 2018, TYME closed an underwritten public offering of 10.4 million shares of its Common Stock, at a public offering price of $2.25 per share and received net proceeds, after deducting underwriting discounts and commissions, but before our expenses of the offering, of approximately $21.89 million.

On April 2, 2019, the Company closed an underwritten registered offering of 8,000,000 shares of its common stock, par value $0.0001 per share, and warrants to purchase up to 8,000,000 shares of its common stock with an exercise price of $2.00 per share at a combined purchase price of $1.50 per share of common stock and accompanying warrant. The net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, was approximately $11 million. The Company intends to use the net proceeds from the offering for research and further development of its lead clinical program SM-88 and for general corporate purposes, including capital expenditures, working capital and general and administrative expenses. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to its own, although it has no current plans, commitments or agreements with respect to any acquisitions as of the date hereof.

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

The contents of our website are not incorporated by reference into this Form 10-K or any other document we file with the SEC, and any reference to our website is intended to be an inactive textual reference only.

Corporate Governance Developments

In April 2018, our Board of Directors (“Board”) and holders of a majority of the Company’s outstanding common stock approved and implemented changes to our certificate of incorporation that (a) implemented a classified Board, (b) authorized the Board to exclusively fill any and all vacancies occurring on our Board, (c) authorized our Board to exclusively have the power to change, and set, the size of our Board and (d) authorized our Board to have the exclusive power to call a special meetings of our stockholders. Additionally, our Board may pursue certain other structural defenses such as a stockholder rights plan.

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

Risks Related to Owning Our Stock

The ownership interests in our Company held by our two founders could allow them to significantly influence corporate decision-making in a manner that may not reflect the interests of all of our stockholders.

Steve Hoffman, our Co-Founder, Chief Executive Officer, Chief Science Officer and a director, beneficially owned 23.6% and Michael Demurjian, our Co-founder, beneficially owned 23.7% of our outstanding common stock as of June 4, 2019. As a result, these individuals are positioned to exercise significant influence over our Company’s management and affairs, including, but not limited to, electing our Board and exercising managerial influence and voting rights in connection with fundamental corporate transactions, and take action that may not reflect the best interests of all of the stockholders of our Company.

Further, the Company has granted Mr. Hoffman perpetual, exclusive non-royalty bearing license with respect to certain patents and patent applications that the Company uses for SM-88 for all fields other than in connection with the treatment of cancer. This license to Mr. Hoffman may limit the Company’s ability to profit from alternative uses of SM-88, if such uses were to be discovered. Additionally, the use of these patents or patent applications could be associated with a negative event outside of the control of the Company and outside the treatment of cancer, which in either case may have an adverse effect on our business.

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

All readers of this report should consider an investment in our common stock as risky and invest in our common stock only if the purchaser can withstand a significant loss and wide fluctuations in the market value of an investment. Investors may be unable to sell their shares of our common stock at or above the price they paid for their shares due to fluctuations in the market price of our common stock arising from factors affecting our drug discovery and development objectives as well as changes in our operating performance or prospects. In addition, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

•	results and timing of our clinical trials and clinical trials of our competitors’ products;
•	the failure or discontinuation of any of our development programs;
•	issues in manufacturing SM-88 or any future drugs we may develop and receive governmental approval to market;
•	issues with supply for any conditioning agents used with SM-88;
•	regulatory developments or enforcement in the United States and non-U.S. countries with respect to our or our competitors’ products;
•	failure to achieve pricing and reimbursement levels expected by us or the market;
•	competition from existing products or new products that may emerge;
•	developments or disputes concerning patents or other proprietary rights;
•	introduction of technological innovations or new commercial products by us or our competitors;
•	announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	changes in estimates or recommendations by securities analysts, to the extent any cover our common stock;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	public concern over SM-88 or any future drugs we may develop and receive governmental approval to market;
•	litigation or the threat of litigation;
•	future issuances and sales of our common stock;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	additions or departures of key personnel;
•	changes in the structure of healthcare payment systems in the United States or overseas;
•	the failure of SM-88, if approved, or any other approved drug product we may develop, to achieve commercial success;
•	economic and other external factors or other disasters or crises;
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

Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and licensing and development agreements in connection with any collaborations. We do not have any committed external source of funds and no revenue source. To the extent that we raise additional capital through the sale of equity equity-linked securities or convertible debt securities as we expect we will, then outstanding stockholders’ ownership interests in our Company will be diluted and the terms of these new securities may include liquidation or other preferences that adversely affect rights of holders of our common stock. For example, pursuant an underwritten registered offering that closed on April 2,

2019, we issued warrants, the exercise price of which is subject to downward adjustment in certain circumstances where we sell equity securities at a sales price less than the warrant price. Such warrants also impose restrictions on our ability to enter into certain fundamental transactions. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, drug candidates, future revenue streams or grant licenses on terms that are not favorable to us. We cannot give any assurance that we will be able to obtain additional funding if and when necessary or on satisfactory terms. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our development programs or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Future issuances of our common stock or rights to purchase our common stock pursuant to our equity incentive plan or outstanding options and warrants could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We are authorized to grant equity awards, including stock grants and stock options, to our employees, directors and consultants, covering up to 12.5% of our shares of common stock outstanding from time to time pursuant to our 2015 Equity Incentive Plan, as amended (the “2015 Plan”) and up to 2,750,000 shares of our common stock, pursuant to our amended and restated 2016 Director Plan (the “2016 Director Plan”). Future issuances, as well as the possibility of future issuances, under our 2015 Plan or 2016 Director Plan or other equity incentive plans could cause the market price of our common stock to decrease.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us and our business. Securities and industry analysts may choose not to publish research on our Company. If an insufficient number of securities or industry analysts provide coverage of our Company, the trading price for our stock would likely be negatively impacted. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. Further, if one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Because our board is responsible for appointing the members of our management team, these provisions could, in turn, affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions:

•	establish a board of directors having three classes of directors with a three-year term of office that expires as to one class each year, commonly referred to as a “staggered board”;
•	limit the manner in which stockholders can remove directors from our Board;
•	exclusively empower the Board to fill any and all vacancies on the Board;
•	authorize the board of directors to exclusively have the power to change and set the size of the board of directors;
•	limit who may call stockholder meetings;
•

include advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and for nominations to our Board, which include, among other things, requirements for proposing stockholders to disclose information about derivative or short positions; and

•

authorize our Board to issue, without stockholder approval, shares of currently undesignated preferred stock; such ability to issue previously undesignated preferred stock makes it possible for our Board to establish a “poison pill” and issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

In the future, to raise needed financing, we are likely to issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders at the time of such issuances. We are authorized to issue an aggregate of 300,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock. We also have an effective “shelf” registration statement on Form S-3 that allows us to issue securities in registered offerings as well as an available ATM Financing Facility that allows us to sell shares of our Common Stock through a placement agent at market prices. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of our common stock. We will need to raise additional capital in the near future to meet our working capital needs, and we regularly evaluate our capital needs and available sources of financing. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price a stockholder at the time of such securities issuance paid for such stockholder’s stock.

The ability of our Board to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of our Company. Our Board is authorized to issue up to 10,000,000 shares of preferred stock with powers, rights and preferences designated by it. (See “Preferred Stock” in “Description of Securities.”) Shares of voting or convertible preferred stock could be issued or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to affect a takeover or otherwise gain control of our Company. The ability of our Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of our Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to our Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

Our common stock has historically been characterized by low and/or erratic trading volume, and the intraday per share price of our common stock has fluctuated from $1.65 to $4.64 between April 1, 2018 and March 31, 2019, the date of our last completed fiscal year.

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

Historically, the public market for our common stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. For the fiscal year ended March 31, 2019, the average daily trading volume for our common stock was approximately 496,059 shares. In addition, the price of our common stock has been volatile. Our common stock had a closing price of $2.20 on April 2, 2018, and ended fiscal year 2019 at a closing price of $1.76. During the fiscal year 2019, our common stock had a low trading price of $1.76, which occurred on March 29, 2019, and had a high closing price of $4.21, which occurred on December 12, 2018.

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

Compliance with changing regulation of corporate governance and public disclosure is costly and will pose challenges for our management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to continue to devote significant time and financial resources to comply with both existing and evolving standards for public companies, and, as a result, we will continue to incur costs with compliance activities and require that management dedicate significant time and attention to compliance activities, which may impact their ability to focus on revenue-generating activities.

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

Risks Related to Our Business and the Development, Regulatory Approval, and Commercialization of Our Drug Candidates.

Our proprietary lead drug product, SM-88, is in clinical development in three principal areas. We are currently participating in the advancement of Phase II and/or Pivotal clinical trials for pancreatic cancer, prostate cancer, and sarcoma. Clinical drug development is expensive, time-consuming and uncertain, and we may ultimately not be able to obtain regulatory approval for the commercialization of our lead candidate.

The risk of failure for drugs in clinical development is high and it is impossible to predict when our lead drug candidate for the treatment of cancer, SM-88, will prove effective or safe in humans or will receive regulatory approval.

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”), national competent authorities in Europe and other non-U.S. regulatory authorities, which establish regulations that differ from country to country. We are not permitted to market SM-88 and any other drug product we may develop in the United States or in other countries until we receive approval of a New Drug Application (an “NDA”) from the FDA or marketing approval from applicable regulatory authorities outside the United States. Since SM-88 is in clinical development, it is subject to the risk of failure inherent in the drug development process. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA or EMA. Obtaining approval of an NDA or a Marketing Authorization Application (“MAA”) can be a lengthy, expensive and uncertain process. In addition, failure to comply with the FDA, EMA and/or other non-U.S. regulatory requirements prior to or following regulatory approval, could subject our Company to administrative or judicially imposed sanctions, which include, but are not limited to:

•	restrictions on our ability to conduct clinical trials, including issuing full or partial clinical holds or other regulatory objections to ongoing or planned trials;
•	recalls;
•	restrictions on the use of drugs, manufacturers or our planned manufacturing process;
•	warning letters;
•	clinical investigator disqualification;
•	civil and criminal penalties;
•	injunctions;
•	suspension or withdrawal of regulatory approvals;

•	drug seizures, detentions or import/export bans or restrictions;
•	voluntary or mandatory drug recalls and publicity requirements;
•	total or partial suspension of drug manufacturing;
•	imposition of restrictions on operations, including costly new manufacturing requirements; and
•	refusal to approve pending NDAs or supplements to approved NDAs in the United States and refusal to grant marketing approvals in other jurisdictions, such as a MAA in the EU.

The FDA, EMA and other non-U.S. regulatory authorities also have substantial discretion in the drug approval process. Generally, the number of nonclinical and clinical trials that will be required for regulatory approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address and the regulations applicable to any particular drug candidate. Regulatory agencies can delay, limit or deny approval of a drug for many reasons, which include, but are not limited to:

•	the drug candidate may be deemed unsafe or ineffective;
•	future results may not continue to confirm any or all of the positive results from earlier nonclinical or clinical trials;
•	failure to select optimal drug doses and suitable trial endpoints;
•	populations studied did not reflect populations likely to use the drug;
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

We have limited experience with completing large-scale, pivotal Phase II or III clinical trials or commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been limited to financing and staffing our Company, developing our technology platform, SM-88 and other potential drug candidates, and initializing and conducting our small-scale completed Phase Ib clinical trial and the ongoing Phase II clinical trials for SM-88. We have initiated our commercialization strategy and marketing plan. In addition, our executive team does not all have prior experience in obtaining regulatory approval for a drug or commercializing an approved drug. Accordingly, we have not had experience completing a large-scale or pivotal clinical trial at TYME (whether Phase II, III, or otherwise), obtaining marketing approval, manufacturing product on a commercial scale or conducting sales and marketing activities. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

If we are unable to identify and recruit enough qualified patients for our clinical trials, it could delay or prevent development of SM-88 and adversely affect our future business prospects.

The timing and length of our clinical trials depends in part on the speed at which we can identify and recruit patients to participate in clinical trials of our product candidates. Difficulties with enrollment or finding eligible patients may cause delays in current and future clinical trials. If patients are unwilling to participate in our clinical trials due to any negative publicity in the industry, interest in trials for other third-party product candidates, or for other reasons, our clinical trials could be delayed or terminated.

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

SM-88 is in clinical development. We are conducting several Phase II trials and expect to soon initiate or have SM-88 included in Phase II/III clinical trials and their successful completion is subject to numerous factors that can cause interruptions or delays, many of which may be beyond our control. Should we experience any interruption or delay, our plans and expected future revenue could be adversely affected and could result in our inability to continue our operations.

Many factors could substantially delay or prevent the timely completion of our planned clinical trials due to several factors, which include, but are not limited to:

•	slower than expected rate of subject recruitment and enrollment;
•	slower than projected IRB or Independent Ethics Committee (“IEC”) review and approval;
•	the Data Monitoring Committee (“DMC”) for a clinical trial requires the clinical trial be delayed or stopped or requests major or minor modifications to the clinical trial;
•	failure of subjects to complete their full participation in clinical trial or return for post-treatment follow-up;
•	unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by subjects, including the possibility of death;
•	lack of SM-88 efficacy during the clinical trials;
•	poor trial design for one or more of our clinical trials;
•	withdrawal of participation by a Principal Investigator (“PI”) in one or more of our clinical trials;
•	withdrawal of participation by one of our Clinical Research Organizations (“CRO”);
•	inability or unwillingness of subjects or clinical investigators to comply with clinical trial procedures;
•	resolution of data discrepancies;
•	inadequate CRO management and/or monitoring in one or more of our clinical trials;
•	the need to repeat, reconstruct or terminate a clinical trial due to inconclusive or negative results or unforeseen complications in testing; and
•	a request by the FDA to suspend or terminate our current drug development programs.

Changes in regulatory requirements and guidance may also occur and we may need to significantly amend ongoing clinical trial protocols or revise planned prospective clinical trial protocols to reflect such changes mandated by regulatory authorities. Amendments may require us to renegotiate terms with CROs or clinical trial sites or to resubmit clinical trial protocols and other documents to IRBs or IECs for re-review, which may impact the costs, timing or successful completion of a clinical trial. Our clinical trials may be suspended or terminated at any time by the FDA, the EMA, other regulatory authorities or the IRB/IEC overseeing the clinical trial, due to a number of factors, which include, but are not limited to:

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

Drug candidates that have shown promising results in early clinical trials(such as our First in Human Study) and compassionate use programs (such as our Compassionate Use Patients) may still suffer significant setbacks in subsequent clinical trials. Many companies in the pharmaceutical industry, including those with greater resources and experience than TYME, as well as those that have conducted large-scale clinical trials under an IND (in contrast to our limited number of First in Human Study patients and Compassionate Use Patients, all of whom were treated outside of an IND approved clinical trial) have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. In light of these factors, and the fact that our dosage and method of delivery from our First in Human Study and Compassionate Use Patients differ from our current Phase II trials, and may differ from future Phase II or subsequent trials, no assurance can be given that our ongoing or future Phase II (or subsequent) trials may produce results similar to our First in Human Study or those experienced by Compassionate Use Patients.

We may, from time to time, publish interim or preliminary data from our clinical trials, First in Human Study or Compassionate Use Patients. Adverse changes from the published data from our First in Human Study, Compassionate Use Patients, and interim data to the final data obtained from our future clinical trials could harm our business prospects. In the 30 patients who received SM-88 in our First in Human Study, treatment-related AEs were reported in all participating patients, of which hyperpigmentation was the only consistent, lasting AE. The most common treatment-related AEs were hyperpigmentation (100%), mild transient fatigue (57%), and mild transient pain (13%). Many of these patients who were treated with SM-88 were late-stage cancer patients with one or more previous treatments or existing medical conditions, which can cause AEs unrelated to SM-88. Patients may also report additional AEs that have not yet been previously experienced or otherwise predicted. Patients who will be administered SM-88 in our clinical trials are, or may be, seriously ill and as more patient data becomes available, there is a risk that future clinical outcomes may materially differ from interim or preliminary data, First in Human Study data or Compassionate Use Patient data. Any negative material changes could have an adverse effect on our business and product development efforts.

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

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.

In addition to SM-88, we are researching other drug platforms, such as TYME-18. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing. Results of preclinical studies and early-stage clinical trials may not be predictive of future results. Preclinical studies and early-stage clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules and may not advance to later-stage clinical trials. Furthermore, the results of an early-stage clinical trial may not be predictive of the results of later-stage, large scale efficacy clinical trials.

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

We have filed patent applications relating to additional drug candidates based on our technology platform. However, to date, the FDA and other regulatory authorities have not approved products that utilize this technology platform.

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

The fast track program, a provision of the FDAMA, is designed to facilitate interactions between a sponsor and the FDA before and during submission of an NDA for an investigational agent that, alone or in combination with one or more drugs, that is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need for that disease or condition. Under the fast track program, the FDA may consider reviewing portions of a marketing application before the sponsor submits the complete application, if the FDA determines, after a preliminary evaluation of the clinical data, that a fast track drug may be effective. A fast track designation provides the opportunity for more frequent interactions with the FDA and could make the drug eligible for priority review if supported by clinical data at the time of submission of the NDA.

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

Although SM-88 and any other drug products we may develop will undergo safety testing to the extent possible and agreed to with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. SM-88, our proprietary drug product is based on a mechanism designed to utilize oxidative stress, among other techniques, to selectively kill cancer cells, yet is powerful and could lead to serious side effects that we only discover in clinical trials. Unforeseen side effects from SM-88 or any other drug product we may develop could arise either during clinical development or, if such side effects are sporadic, after it has been approved by regulatory authorities and the approved drug has been marketed, resulting in the exposure of additional patients. While our proof-of-concept clinical trial for SM-88 demonstrated a favorable safety profile, the results from future trials of SM-88 may not confirm these results. Any new therapy to kill cancer tumors is risky and may have unintended consequences. We have not fully demonstrated that SM-88 is safe in humans and we may not be able to do so.

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
•

regulatory authorities may require post-market clinical trials to assess possible serious risks associated with SM-88 or such other drug product, which will require us to provide the FDA or other regulatory authorities with additional data;

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

As is likely to be common with any other drug candidate we may develop, the process of manufacturing SM-88 is complex, highly regulated and subject to several risks, which include, but are not limited to the following risks:

•

We do not have experience in manufacturing SM-88 in bulk quantity or at commercial scale. We plan to contract with external manufacturers to develop a larger scale process for manufacturing SM-88 in parallel with our involvement in Phase II/III trials of SM-88. We may not succeed in the scaling up of our process or we may need a larger manufacturing process for SM-88 than what we have planned. Any changes to our manufacturing processes may result in the need to obtain additional regulatory approvals. Difficulties in achieving commercial-scale production or the need for additional regulatory approvals could delay the development and regulatory approval of SM-88 and ultimately affect our success.

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

•	A shortage of SM-88 drug product and/or the agents used with SM-88.
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

•

Any adverse developments affecting manufacturing operations for SM-88, if approved for marketing by the FDA, may result in shipment delays, inventory shortages, lot inspection failures, drug withdrawals or recalls or other interruptions in the supply of SM-88. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet regulator-approved manufacturing specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

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

•

SM-88 drug substance is being manufactured by a FDA-approved, third party and to date that manufacturer is our sole supplier of this drug substance. To our knowledge, the current manufacturer of this drug substance is the only FDA-approved supplier of the existing drug in the United States. We believe this cGMP manufacturer has sufficient capacity to meet our projected needs into the near future. In the event of a catastrophic event or this manufacturer is unable to meet our needs, we will, due to the nature of the drug substance and the modifications required for this drug substance, need to find an alternative source of supply, which will likely result in time delays in the clinical development process. We believe that replacement for this supplier, in the event it becomes necessary, is not impossible, but would cause us to lose time that could otherwise be devoted to development. Currently, we do not have an arrangement in place for a secondary supplier for this drug substance.

We currently have very limited marketing, sales or distribution infrastructure. If we are unable to develop full sales, marketing and distribution capabilities on our own or through collaborations or if we fail to achieve adequate pricing and/or reimbursement, we will not be successful in commercializing SM-88 and any other drug product we may develop.

We currently have very limited marketing, sales and distribution capabilities because our lead drug candidate, SM-88, is still in clinical development and initial trials and our other drug candidates are only in the initial stages of development. If SM-88 is approved, we intend either to have established a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our drug or to have outsourced this function or portions, to one or more experienced third parties. Either of these options is expensive and time-consuming. Some of these costs may be incurred well in advance of any regulatory approvals for SM-88. In addition, we may not be able to hire a sales force that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our internal sales, marketing and distribution capabilities or to outsource these functions, in whole or part, would adversely affect the commercialization of our products.

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

In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, was adopted in March 2010 (“Health Care Reform Law”). The Health Care Reform Law is a far-reaching law intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The costs and restrictions impacted by the Health Care Reform Law may impact our competitiveness or availability opportunity.

Smaller and other early-stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, recruiting clinical trial sites and recruiting subjects for clinical trials, as well as in acquiring technologies complementary to or necessary for, SM-88. In addition, the biopharmaceutical industry is characterized by rapid technological changes. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval and commercialization of SM-88 or any other drug candidate we may develop and may affect the prices we set. Our successful commercialization will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement and pricing policies.

In the United States, the EU, its member states and other foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes that affect the healthcare industry. These changes could prevent or delay marketing approval of SM-88 or other drug products we may develop, restrict or regulate post-approval activities and affect our ability to sell and recognize revenue. Among policy makers and payors in the United States and elsewhere, there is continued interest in promoting changes in the healthcare industry, with stated goals that include containing health care costs, improving quality and/or expanding access to health care.

In the United States, there have been a number of proposals for increased federal and state government regulation of, or involvement in, the pricing and/or purchasing of drugs. For example, a rule proposed by the Trump administration would eliminate rebates that pharmaceutical companies pay to pharmacy benefit managers, which insurance companies and large employers use to negotiate lower drug prices; and the Prescription Drug Price Relief Act, introduced in the Senate in January 2019, would require the HHS Secretary to assure that Americans don’t pay more for prescription drugs than the median price of five countries (Canada, UK, France, Germany and Japan).There have also been state legislative efforts to address drug costs, which generally have focused on increasing transparency about drug costs and limiting drug prices.  Some such legislation has been subject to legal challenges.

In addition, the Health Care Reform Law made changes affecting the pharmaceutical industry by increasing the mandated Medicaid rebate from 15.1% to 23.1%, expanding the rebate to apply to drugs sold to Medicaid managed care organizations, and increasing the types of entities eligible for the federal 340B drug discount program. The Health Care Reform Law also requires pharmaceutical manufactures to pay a 50% point of service discount to Medicare Part D beneficiaries when they are in the Medicare Part D coverage gap; and beginning in 2019, that discount increases to 70%, as a result of the Balanced Budget Act of 2018. Also, pharmaceutical manufacturers are required to pay an annual non-tax deductible health care reform fee (which is assessed in proportion to prior year branded pharmaceutical sales to certain government programs). If the Health Care Reform Law is not further amended, repealed or replaced, certain of its components will continue to be phased in until 2022. While we anticipate continued efforts to invalidate, modify, repeal or replace the Health Care Reform Law, we expect that certain aspects of the Law could, nonetheless, negatively impact drug reimbursement, which could negatively affect the price we may charge for, and market acceptance of, any products we develop that receive regulatory approval. Moreover, growing state budgetary pressures increase the likelihood that changes in healthcare reimbursement at the state level in response to changes made to, or invalidation, repeal or replacement of, the Health Care Reform Law and/or changes in payment mechanisms of federally supported benefit programs, would be adverse to us. Potential repeal of the Health Care Reform Law, ongoing legislative, regulatory and administrative policy changes to that law, the results of congressional and state elections, and pending litigation challenging certain aspects of the Health Care Reform Law or its funding continue to create uncertainty about the effects of the Health Care Reform Law. The time frames for conclusion, final outcomes and ultimate impact of these developments are uncertain.  Given the inherent difficulty of foreseeing the nature and scope of future changes to the Health Care Reform Law and how states, businesses and individuals will respond to those changes, the Company cannot predict the impact, but it is reasonably possible that invalidation, repeal or replacement of, or other changes to, that law and/or states’ responses to such changes could have a significant adverse effect on the Company’s business, results of operations, financial position, prospects, and cash flow.

The delivery of health care in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter of national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of health care products. In general, however, the health care budgetary constraints in most EU Member States have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay, in the EU, marketing approval of SM-88 and other drug products we may develop, restrict or regulate post-approval activities and affect our ability to commercialize any products for which we obtain marketing approval. With respect to other countries outside of the United States, too, risks include changes in medical reimbursement policies and programs and pricing restrictions in key markets; multiple regulatory requirements that could restrict the Company’s ability to manufacture and sell its products in key markets; trade protection measures and import or export licensing requirements; foreign exchange rate fluctuations; and diminished protection of intellectual property in some countries., Recently, several important multinational organizations, including the United Nations (UN), World Health Organization (WHO) and Organization for Economic Cooperation and Development (OECD), have issued  reports and policy recommendations relating to international pharmaceutical pricing (e.g., 2016 UN High Level Panel Report on Access to Medicines).  Late in 2018, reports critical of the pharmaceutical industry’s pricing practices were published by the OECD and WHO; these will exert additional pricing pressures. In addition, instability, disruption, or destruction in a region could affect the Company’s ability to sell its products there.

The Company is currently subject to numerous government laws and regulations and could become subject to new laws and regulations. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect the business, cash flow, results of operations, financial position and prospects of the Company. These laws and regulations could include (a) additional health care reform laws in the United States or other countries, including additional mandatory discounts or fees applicable to drug manufacturers; (b) new anti-bribery and corruption laws; (c) new laws, regulations and judicial or other governmental decisions affecting pricing, drug reimbursement, and access or marketing within or across jurisdictions; (d) new data privacy regulations and enforcement; (e) new global regulatory requirements for reporting payments and other value transfers to healthcare professionals; and (f) importation restrictions, embargos, trade sanctions and legislative or other regulatory changes affecting trade.

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

We hold clinical trial insurance for our ongoing SM-88 clinical trials. We also intend to obtain drug liability insurance coverage at appropriate levels for our operations, which will vary as the level of our operations vary during our growth from a R&D company to a company manufacturing and/or marketing drugs to the public. Our current and planned insurance coverage may not be adequate to cover all liabilities that we may incur. We also may need to increase our insurance coverage when we begin the commercialization of SM-88. Insurance coverage can be expensive for pharmaceutical products and candidates. As a result, we may be unable to obtain or maintain sufficient liability insurance at a reasonable cost to protect us against losses, which could have a material adverse effect on our business. A successful drug liability claim or series of claims brought against us, particularly if judgments exceed any insurance coverage we may have, could decrease our cash resources and adversely affect our business, financial condition and results of operations and could possibly cause us to cease our operations in their entirety.

Our management lacks experience in obtaining FDA approval of products, which could result in delays or the failure to obtain required regulatory approval of our products.

Although some of our management team has experience in creating and marketing various products, most members of our executive team have not previously organized, managed or completed FDA-required submissions and clinical trials concerning new drug products. While we intend to retain employees, advisors and consultants with experience in the FDA approval process and have retained and utilized a number of such employees, advisors and consultants currently and in the past, this lack of experience by our chief executive and some operating officers could result in delays in obtaining necessary regulatory approvals, both in conducting clinical trials and final marketing approvals; additional costs; and the possibility that approvals will not be obtained due to the failure to comply with the regulatory approval process. Such delays, costs and/or failure would likely adversely affect our business, financial condition and results of operations and could possibly cause us to cease our operations in their entirety

Risks Related to our Financial Condition and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale and to date we have not generated any revenue or profit from drug sales. We may never realize revenue or profitability.

We are a clinical-stage pharmaceutical company with a limited operating history. We have incurred significant losses since our inception. As of March 31, 2019, our accumulated deficit was $85,814,696. Our losses have resulted principally from expenses incurred in the discovery and development of SM-88 and from general and administrative expenses incurred while building our business infrastructure. We expect to continue to incur losses for the near future. Furthermore, we expect these losses to increase as we continue our research and development of and seek regulatory approval for our drug candidate SM-88 and any other drug candidates we may develop, prepare for and begin to commercialize SM-88 or any other regulatory-approved products and add infrastructure and personnel to support our drug development efforts and operations as a public company. The net losses and negative cash flows from operations incurred to date, together with expected future losses, have had and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

We currently rely on third party suppliers for SM-88 and for the components of MPS used with SM-88. Supplies are obtained through limited term supply agreements under individual purchase orders. At this time, no supply agreements place exceeds 18 months. Although we believe alternative sources of supplies exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, could be more expensive and it could take a significant amount of time to source, any of which would adversely affect our business. New suppliers of SM-88 would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable IP laws to the method of manufacturing the drug candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party IP rights could result in a significant interruption of supplies and could require the new manufacturer(s) to bear significant additional costs which may be passed on to us.

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

We may periodically enter into license agreements with third parties with respect to SM-88 and any other drug candidates we may develop that may place the development of SM-88 and any other drug candidates partially or entirely outside of our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us. If our collaborations are not successful, SM-88 and any other drug candidates we may choose to develop may not reach their full market potential.

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

•

collaborators may be more established companies with a competitive advantage due to their larger size and cash resources or greater clinical development and commercialization capabilities and, as a result, we may not be able to obtain favorable terms for our arrangements;

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

We are highly reliant on our executives, but certain of them, including our chief executive and science officer, Steven Hoffman, and our chief medical officer, Giuseppe Del Priore, have other business interests to which they devote their attention. From time to time, these other interests may distract their attention from our company, generate reputational risk for our company or give rise to conflicts of interest that must be resolved through the exercise of sound judgment consistent with their fiduciary duties to us. Our ability to attract and retain investors, collaborators, and employees could be adversely affected by damage to our reputation resulting from various sources, such as our executives’ other business interests, employee misconduct, litigation, or regulatory outcomes.

We expect to expand our development, regulatory and marketing capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of March 31, 2019, we had 15 full-time employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, including the potential development of new products, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and recruit and train additional qualified personnel. Future growth would impose significant added responsibilities on management. Due to our limited financial resources and the limited experience of our management team in managing a life sciences company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Some members of our current management have limited experience in managing a company that had the life sciences research and development and operational growth we anticipate for our Company. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Business disruptions (domestic and/or international) could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to equipment failures, labor shortages, labor strikes, earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, terrorist activities, medical epidemics, riots, crime, act of foreign enemies, war, nationalization, government sanction, blockage, embargo and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and could increase our costs and expenses. Our corporate headquarters is located in New York, New York with another office in Bedminster, New Jersey. Our current and future, third-party collaborators, future partners, supplies, CROs and investigational sites are or will be, located throughout the United States or internationally and may be located near major high-risk terrorist targets, earthquake faults, flood and fire zones. The ultimate impact on us, our significant partners and suppliers as well as our and their general infrastructures being located near major high-risk terrorist targets, earthquake faults, flood and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major terrorist attack, earthquake, fire, flood or other natural or manmade disaster.

Our business is also subject to risks associated with conducting international business. If we pursue and/or obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business. Some of our third-party collaborators, future partners, suppliers, CROs and investigational sites could be located outside the United States. Accordingly, our future success could be harmed by a variety of factors, which include, but are not limited to:

•	economic weakness, including inflation or political instability in particular non-U.S. economies and markets;
•	differing regulatory requirements for drug approvals in non-U.S. countries;
•	differing, and in some cases, more stringent data protection requirements in non-U.S. countries, such as the EU General Data Protection Regulation;
•	potentially reduced protection for IP rights;
•	difficulties in compliance with non-U.S. laws and regulations;
•	changes in non-U.S. regulations and customs, tariffs and trade barriers;
•	changes in non-U.S. currency exchange rates and currency controls;
•	changes in a specific country’s or region’s political or economic environment;
•	trade protection measures, import/export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;
•	negative consequences from changes in tax laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	difficulties associated with staffing and managing international operations, including differing labor relations;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo-political actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

We may seek approvals of our drug candidates in the EU and United Kingdom. On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Negotiations are taking place to determine the future terms of the UK’s relationship with the EU, including the terms of withdrawal, the terms of future trading and relations and any potential transition periods. The impact of Brexit on the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU is uncertain, and could prevent or delay us from commercializing our product candidates in the United Kingdom or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or EU for our product candidates, which could significantly and materially harm our business.

We may be party to legal proceedings that could have a material adverse effect on the Company’s liquidity, financial position, and results of operations, as well as its reputation.

The Company has limited experience in litigation and other legal proceedings, but any lawsuit brought against us or legal proceeding that we may bring to enforce our rights could result in substantial costs, divert the time and attention of our management, result in counterclaims (whether meritorious or as a litigation tactic), result in substantial monetary judgments or settlement costs and harm our reputation, any of which could seriously harm our business. For example, during the fourth quarter of fiscal year 2019, we, along with our CEO and CFO, were named in a securities lawsuit by a purported stockholder, in which the plaintiff alleged to represent a class of stockholders and asserted claims under the Securities Exchange Act of 1934, as amended. Though such complaint was voluntarily dismissed by the plaintiff, we could be subject to lawsuits in the future and any litigation or claim against us, even without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation.

Additionally, we may seek to enforce our rights under contractual arrangements and otherwise. Even if successful, litigation or other legal proceedings to enforce our rights could be expensive and time consuming and could divert management’s attention from managing our business.

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

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. We may become involved in opposition, interference, derivation, inter parties review or other proceedings that challenge our patent rights or the patent rights of others and the outcome of any proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of or invalidate our patent rights, allowing third parties to commercialize our technology or drug products and compete directly with us, without payment to us or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or drugs in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in the patent claims of our owned or licensed patents being narrowed, invalidated or held unenforceable. This could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and drugs or limit the duration of the patent protection of our technology and drugs. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting use of our drug might expire before or shortly after SM-88 or any other drug product we develop is commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our drug products or otherwise provide us with a competitive advantage.

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

In the pharmaceutical industry, significant litigation and other proceedings regarding patents, patent applications, trademarks and other IP rights have become commonplace. The types of situations in which we may become a party to such litigation or proceedings include:

•

we or our collaborators may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties or to obtain a judgment that our drugs or processes do not infringe those third parties’ patents;

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

Our registered or unregistered trademarks or trade names, to the extent we obtain and use them, may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other IP may be ineffective and could result in substantial costs and a diversion of resources and could adversely affect our financial condition or results of operations.

Risks Related to Government Regulations

Health care reform measures could hinder or prevent the commercial success of SM-88 any other drug product we may develop.

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, the Health Care Reform Law contains a number of provisions, including those governing enrollments in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which have affected existing government healthcare programs and resulted in the development of new programs. The Health Care Reform Law, among other things:

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

On January 20, 2017, President Trump signed an executive order directing federal agencies with authorities and responsibilities under the Health Care Reform Law to exercise all available authority and discretion to waive, defer, grant exemptions from or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal burden on any U.S. state or a cost, fee, tax, penalty or regulatory burden on individuals, families, healthcare providers, health insurers, patients, recipients of healthcare services, purchasers of health insurance or makers of medical devices, products or medications (the  January 2017 Executive Order”). The January 2017 Executive Order does not describe specific federal rules that it applies to but it appears to contemplate discretion for federal agencies to delay or stop the implementation of certain Health Care Reform Law taxes and requirements. As a result, the practical effect of the January 2017 Executive Order is unclear.

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

Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Health Care Reform Law -mandated fees, including the tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.

Judicial challenges to the Health Care Reform Act, the January 2017and October 2017 Executive Orders, The Tax Cuts and Jobs Act, cessation of the CSR Payments and other executive action and legislation, could result in increased uncertainty with respect to the pharmaceutical, biotechnology and other life science industries and may materially harm our business, financial condition and results of operations. Further, we can provide no assurance that the Health Care Reform Law, as currently enacted or as amended in the future, or other related laws will not adversely affect our business, financial condition or results of operations. Nor can we predict how future federal or state legislative or administrative changes relating to health care reform will affect our business, financial condition or results of operations.

If we fail to comply with healthcare and privacy laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse patients’ rights are, and other healthcare issues and will be, applicable to our business. We could be subject to healthcare fraud and abuse, privacy and security, and transparency regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, but are not limited to:

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

•

the federal transparency requirements under the Health Care Reform Law, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services (“HHS”) information related to physician payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members;

•

HIPAA, the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations, which govern the conduct of certain electronic healthcare transactions and are designed to protect the security and privacy of protected health information; and state, local and foreign law equivalents of each of the above federal laws, such as anti-kickback, false claims and transparency laws which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers.

•

As our operations expand, we may become subject to the EU General Data Protection Regulation (“GDPR”). The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting.

The Health Care Reform Law, among other things, amended the intent standard of the federal Anti-Kickback Statute and criminal healthcare fraud statutes to a stricter standard such that a person or entity no longer needs to have actual knowledge of a violation of this statute or specific intent to violate it to be convicted. In addition, the Health Care Reform Law codified case law held that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and/or administrative penalties, damages, fines, disgorgement and possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these or other laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, fraud and abuse, and transparency laws may prove costly.

We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws that apply in countries where we operate or may do business in the future. The FCPA and these other laws generally prohibit us, our officers and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

Because our business is heavily regulated, it therefore involves significant interaction with public officials. We have or will have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government and the purchasers of pharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers are subject to regulation under the FCPA.

We are also subject to other laws and regulations, including regulations administered by the governments of the United States, United Kingdom, and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, which we collectively refer to as Trade Control Laws.

There is no assurance that we will be completely effective in ensuring our compliance, or the compliance of our employees, agents, suppliers, manufacturers, contractors, or collaborators, with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control Laws. If we are not in compliance with the FCPA, the Bribery Act and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Any of the foregoing could have an adverse impact on our reputation in the industry as well as our business, financial condition, results of operations and liquidity.

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

If we are found to have promoted such off-label uses prior to FDA approval for the applicable indication(s) (or to have promoted SM-88 for any use prior to initial FDA approval), we may receive warning letters and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties and the imposition of these sanctions could also affect our reputation and position within the industry.

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

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (“SOX”). Complying with these laws and regulations requires the time and attention of our Board and management and increases our expenses. Among other things, we must:

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

The cost of preparing and filing annual and quarterly reports and Forms 8-K, proxy statements and other information with the SEC and furnishing annual reports containing audited financial statements to stockholders is expensive and much greater than that of a privately-held company. Compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel and will involve significant regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board, particularly directors willing to serve on our audit committee.

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

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including most recently beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 17 State Street, 7th Floor, New York, New York 10004, where we lease and occupy approximately 4,752 square feet of office space, with a lease term expiring August 30, 2020. Our costs for this space are approximately $250,000 per year plus certain tax, utilities and other expenses.

We also maintain a two year lease for an office in Bedminster, New Jersey, where we lease and occupy approximately 1,962 square feet of office space. We estimate our total annual costs for this office at approximately $42,000 per year.

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

During the fourth quarter of fiscal year 2019, we, along with our CEO and CFO, were named in a securities lawsuit by a purported stockholder. The plaintiff alleged to represent a class of stockholders for the period from March 14, 2018 through January 18, 2019, inclusive, and asserted claims under Securities Exchange Act of 1934, as amended, Section 10(b) (and Rule 10b-5) against all defendants and Section 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from March 14, 2018 through January 18, 2019 and contends that the defendants provided inadequate or misleading disclosure at various times during the period concerning its Phase II clinical trial for SM-88 in pancreatic cancer. On March 28, 2019, the plaintiff voluntarily dismissed the complaint against all defendants without prejudice.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their positions as of May 30, 2019 were:

	Title and Business Experience	Age
Steve Hoffman	Mr. Hoffman has served as Chief Executive Officer of our wholly-owned subsidiary, Tyme, Inc. since its formation in July 2013, and a manager of our wholly-owned subsidiary, Luminant Biosciences, LLC, since its formation in September 2011. In such roles and continuing with his current position as Chief Executive Officer and Chief Science Officer of the Company, which commenced in March 2015, he supervises the development of our product candidates.	56

Ben R. Taylor	Mr. Taylor has served as President and Chief Financial Officer since April 2017.	42

Dr. Giuseppe Del Priore	Dr. Del Priore has served as Chief Medical Officer since November 2015. Dr. Del Priore also served on our Advisory Board from April 2015 to November 2015.	56

Dr. Jonathan Eckard	Dr. Eckard has served as Chief Scientific Affairs Officer since August 2017 and assumed the role of Chief Business Officer in March 2019.	45

Michele Korfin	Ms. Korfin has served as our Chief Commercial Officer since October 2018 and assumed the role of Chief Operating Officer in March 2019.	47

James Biehl	Mr. Biehl has served as our Chief Legal Officer and Secretary since September 2018 and served on our Board from 2017 until September 2018.	55

Barbara C. Galaini	Ms. Galaini has served as our Principal Accounting Officer since August 2018 and our Corporate Controller since April 2018.	61

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public market for our common stock

Our common stock has been traded on the Nasdaq Capital Market under the symbol “TYME” since July 27, 2017. Prior to July 27, 2017, our common stock was quoted on the over-the counter (“OTC”) Markets, QB Tier, under the symbol “TYME.” Our transfer agent is Continental Stock and Transfer and Trust Company.

The closing price of TYME stock as of June 4, 2019 was $1.11.

Holders; Shares Outstanding

We had a total of 111,950,937 shares of our common stock outstanding on June 4, 2019, held by approximately 190 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon financial condition, results of operations, capital requirements and such other factors as our Board deems relevant. Further, in the event that we issue any shares of a class or series of our preferred stock, the designation of such class or series could limit our ability to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plan

Reference is made to the information in Item 12 of this report under the caption “Equity Compensation Plans in effect as of March 31, 2019,” which is incorporated herein by this reference.

Share Repurchases

During the twelve months ended March 31, 2019, we did not repurchase any shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “TYME” or “Tyme Technologies” refer to Tyme Technologies, Inc., together with its subsidiaries.

Overview

TYME is an emerging biotechnology company developing cancer metabolism-based therapies (CMBTs) that are intended to be effective across a broad range of solid tumors and hematologic cancers, while also maintaining patients’ quality of life through relatively low toxicity profiles. Unlike targeted therapies that attempt to regulate specific pathways within cancer, TYME’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic requirements to cause cancer cell death.

Our lead clinical CMBT program, SM-88 (racemetyrosine), is a novel, oral, monotherapy investigational agent that has been studied in clinical trials for over five years within more than 150 cancer patients. TYME recently completed enrollment for two Phase II clinical trials in prostate and pancreatic cancer, and the Company is preparing for pivotal studies for SM-88 in pancreatic cancer during the second half of calendar year 2019. One of these pivotal trials is focused on patients with third-line pancreatic cancer and would be an amendment to the ongoing TYME-88-Panc trial (Part 2). The Company has also partnered with the Pancreatic Cancer Action Network (“PanCAN”) to study SM-88 in an adaptive pivotal trial known as Precision PromiseSM starting as second-line monotherapy and could expand to first-line combination therapy with standard of care. A Phase II investigator-initiated trial evaluating SM-88 monotherapy in late-stage sarcomas was launched in May 2019, under the direction of principal investigator Dr. Sant Chawla and in collaboration with the Joseph Ahmed Foundation (“JAF”). All of SM-88’s current clinical programs study SM-88 in use with three low-dose conditioning agents: methoxsalen, phenytoin, and sirolimus (hereafter, referred to as “MPS”). We are actively evaluating the expansion of our clinical program to other cancers as SM-88 has demonstrated complete or partial responses in 15 different forms of cancer with a well-tolerated safety profile.

Critical Accounting Policies and Recent Accounting Pronouncements

While our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements appearing elsewhere in this Form 10-K, we believe the following accounting policies are critical to the preparation of our financial statements. The financial information presented in this section is in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

We had unrecognized tax benefits of $127,000 and $469,000 at March 31, 2019 and 2018, respectively. Increases or decreases would not have an effect on the effective tax rate. As of March 31, 2019, the Company had gross U.S. federal net operating loss carryforwards of approximately $50.8 million, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2033. As of March 31, 2019, none of the Company’s state net operating losses have value due to the apportionment rule in the states where state income tax returns are currently filed. As of March 31, 2019, the Company had gross federal research and development tax credit carryforwards of $0.8 million, available to reduce future tax liabilities which will begin to expire at various dates starting in 2030.

The Company files federal income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the period January 1, 2015 through

March 31, 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, we had no income tax related penalties or interest for periods presented in these consolidated financial statements. When and if we were to recognize interest and penalties related to unrecognized tax benefits, they would be reported in tax expense.

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

We accounted for stock-based awards issued to non-employees in accordance with ASC 505-50, “Equity-Based Payment to Non-Employees” and accordingly the fair value of the stock options granted to non-employees was remeasured each reporting period until the earlier of: a) the performance commitment date, or b) the date the services required under the arrangement have been completed and the resulting increase or decrease in value, if any, was recognized as expense or income, respectively, during the period the related services are rendered. Effective July 1, 2018, the Company adopted ASU 218-07 and, as such, the fair value of options granted to non-employees is estimated at the date of grant only.

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

Refer to Note 2 to our Consolidated Financial Statements for a discussion of Recent Accounting Pronouncements.

Results of Operations

Year ended March 31, 2019 Compared to Year Ended March 31, 2018

Net loss for the year ended March 31, 2019 was $32,983,000 compared to $18,969,000 for the year ended March 31, 2018. The increase in the net loss for the year ended March 31, 2019, as compared to the net loss for the year ended March 31, 2018 is due to increased operating costs and expenses in 2019, as highlighted below.

Cash used in operating activities for the year ended March 31, 2019 was $20,116,000 compared to $11,879,000 for the year ended March 31, 2018. See Cash Flows section below for further details.

Revenue

During the years ended March 31, 2019 and March 31, 2018, we did not realize any revenues from operations. We do not anticipate recognizing any revenues until such time as one of our products has been approved for marketing by appropriate regulatory authorities or we enter into collaboration or licensing arrangements, none of which is anticipated to occur in the near future.

Operating Expenses

For the year ended March 31, 2019, operating costs and expenses totaled $31,777,000, compared to $19,360,000 for the year ended March 31, 2018, representing an increase of $12,417,000, of which $6,037,000 relates to increased R&D study and consulting expenses, $2,471,000 to severance expense $1,810,000 to salaries and related employee costs, $873,000 to stock based compensation and $1,226,000 to professional fees and other general and administrative expenses. Operating costs and expenses by function were comprised of the following:

•

Research and development expenses were $14,719,000 for the year ended March 31, 2019, compared to $8,840,000 for the year ended March 31, 2018, representing an increase of $5,879,000, primarily attributable to the increase in study and consulting expenses. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:

•

Study and consulting expenses were $9,554,000 for the year ended March 31, 2019, compared to $3,517,000 for the year ended March 31, 2018, representing an increase of $6,037,000 between the comparable periods. The increase is mainly attributable to expanded clinical activities, primarily our pancreatic and prostate cancer clinical trials and the pre-clinical testing, which was expanded in fiscal year 2019. The study costs are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

•

Salary and salary related expenses for research and development personnel was $2,307,000 for the year ended March 31, 2019, compared to $1,727,000 for the year ended March 31, 2018, representing an increase of $580,000 between comparable periods, primarily due to costs associated with increased employee base.

•

Included in research and development expense for the year ended March 31, 2019 is $2,844,000 of stock based compensation related to stock options granted to research and development personnel compared to $3,566,000 for the year ended March 31, 2018, representing a decrease of $722,000 between the comparable periods, primarily due to fully-vested option grants that resulted in a one-time compensation expense, which was partially offset by the amortization of expense related to options granted to employees during fiscal year 2019.

•

General and administrative expenses were $14,587,000 for the year ended March 31, 2019, compared to $10,520,000 for the year ended March 31, 2018, representing an increase of $4,067,000, of which $1,595,000 (39%) relates to stock-based compensation (non-cash) and the remainder primarily relates to increased headcount and increased professional services. The general and administrative expenses include:

•

Stock based compensation related to stock options granted was $5,719,000 for the year ended March 31, 2019, compared to $4,124,000 for the year ended March 31, 2018, representing an increase of $1,595,000, primarily attributable to the modification of vesting provisions of certain grants previously issued and the issuance of options to members of the Board of Directors (“Board) and employees in fiscal year 2019, partially offset by options which became fully vested in fiscal year 2018.

•

Legal, professional services, accounting and auditing expenses for the year ended March 31, 2019, was $3,834,000, compared to $3,481,000 for the year ended March 31, 2018 representing an increase of $353,000 primarily related to increase in investor relations and communications activity in fiscal year 2019.

•

Salary and salary related expenses for non-research and development personnel was $3,245,000 for the year ended March 31, 2019, compared to $2,015,000 for the year ended March 31, 2018, representing an increase of $1,230,000 between the comparable periods due to costs associated with an increased employee base and contractual compensation adjustments.

•

Severance expense was $2,471,000 for the year ended March 31, 2019. On March 15, 2019, we entered into a Release Agreement related to the separation of employment of our Chief Operating Officer. The Agreement provides for salary continuance for five years, reimbursement of health benefits for three years and a modification to his outstanding stock options to extend the post-termination exercise period for his vested options from three months to five years. The severance expense was recorded at its present value and included $0.4 million relating to stock option modification. There was no severance expense for the year ended March 31, 2018.

Other Income/Expenses

For the year ended March 31, 2019, the Company incurred $7,000 of interest expense related to its insurance note payable. For the year ended March 31, 2018, the Company did not enter into debt financing arrangements, and as such did not incur any interest expense.

Other income for the year ended March 31, 2019 was $90,000, which represents interest income earned on bank deposits. Other income for the year ended March 31, 2018 was $390,000, which represents a non-cash gain recorded on the remeasurement of a derivative liability due to the expiration of anti-dilution protection on warrants. Certain holders of our outstanding securities that acquired our securities in March and April 2017 private placement transactions had limited anti-dilution protection that could have resulted in additional dilution to our stockholders. The anti-dilution protection expired without additional shares issued. The resulting change in the fair value of the derivative was recognized as other income for the period.

Warrant Modification

Warrant modification expense for the year ended March 31, 2019 was $1,289,000, representing the incremental value of the maturity extension of the 3,483,521 outstanding March and April 2017 Private Placement warrants as compared to the original warrants, both valued on the modification dates which is reflected in warrant modification expense in the consolidated statement of operations. There was no warrant modification expense for the year ended March 31, 2018.

Income Tax

Our effective tax rate for the years ended March 31, 2019 and 2018 was zero percent.

Liquidity and Capital Resources

Liquidity and Capital Requirements Outlook

The Company has historically funded its operations primarily through equity offerings of its common stock. On November 2, 2017, the Company entered into an equity distribution agreement (“Equity Distribution Agreement”) with Canaccord Genuity Inc. (“Canaccord”), to commence an at-the-market offering (the “ATM Financing Facility”) pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, having an aggregate offering price up to $30,000,000, through Canaccord, as the Company’s sales agent. In the year ended March 31, 2018, the Company raised approximately $6,152,000 in gross proceeds through the ATM.  During the fiscal year ending March 31, 2019, the Company raised approximately $5,844,000 in gross proceeds from the facility. At March 31, 2019, there remained approximately $17.9 million of availability to sell shares through the facility.

In March 2018, the Company raised approximately $21,890,000 of net proceeds (after underwriting discounts and commissions but before expenses) through an underwritten registered public offering of 10,350,000 shares of our common stock.  The most recent offering was completed subsequent to March 31, 2019 on April 2, 2019, when the Company closed on an underwritten registered offering of 8,000,000 shares of its common stock, par value $0.0001 per share, and warrants to purchase up to 8,000,000 shares of its common stock with an exercise price of $2.00 per share at a combined purchase price of $1.50 per share of common stock and accompanying warrant. The net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $11 million. The proceeds of the offering are being used for continued and new clinical trials, continued development of compounds, and other general corporate purposes.

We anticipate requiring additional capital to further fund the development of our product candidates, as well as to engage in potential partnerships or collaborations. The most significant funding needs continue to be in connection with conducting immediate Phase II clinical trials of our SM-88 drug candidate for pancreatic cancer and prostate cancer, participating in an investor-initiated clinical trial of SM-88 in sarcoma, and conducting additional or related studies and investigations, including small-scale pre-clinical studies related to the mechanism of action of our lead clinical program SM-88 and other potential drug candidates. The Company’s financing needs also relate to expenses of its participation in the Precision Promise adaptive pivotal pancreatic trial platform sponsored by PanCAN. Precision Promise is expected to launch in the second half of calendar year 2019. The greater scale of these trials is expected to lead to increased costs, including providing SM-88 for use by the subjects. If we determine to move beyond the pre-clinical stage for any of our pre-clinical trials or if we amend Part 2 of the Company’s ongoing Tyme-88-Panc trial and proceed with Phase II or significantly expand currently active clinical trials, our liquidity requirements will be increased.

Primarily as a result of its active clinical trials, the launch of the Precision Promise trial, and the initiation of Part 2 of the Company’s ongoing Phase II trial in pancreatic cancer, as well as other business developments, the Company currently anticipates that its quarterly cash usage, or “cash burn rate”, will increase in fiscal 2020 compared to fiscal 2019 and is expected to approximate $5.0 million to $6.0 million per quarter.

As of March 31, 2019, the Company had cash on hand of approximately $14.3 million and a working capital of approximately $9.8 million. TYME received an additional $11 million in proceeds, after deducting underwriting discounts and commissions and estimated offering expenses from financing activities that closed on April 2, 2019.

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

Cash Flows

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Year Ended March 31, 2019	Year Ended March 31, 2018
Net cash used in operating activities	$(20,116,000)	$(11,879,000)
Net cash used in investing activities	$(16,000)	$—
Net cash provided by financing activities	$5,458,000	$30,372,000

Operating Activities

Our cash used in operating activities in the year ended March 31, 2019 totaled $20.1 million which is the sum of (i) our net loss of $33.0 million, adjusted for non-cash expenses totaling $10.3 million (which includes equity-based compensation, warrant modification expense, severance stock option modification, and depreciation and amortization), and (ii) changes in operating assets and liabilities of $2.6 million.

Our cash used in operating activities in the year ended March 31, 2018 totaled $11.9 million which is the sum of (i) our net loss of $19.0 million, adjusted for non-cash expenses totaling $7.3 million (which includes equity-based compensation, depreciation and amortization and the issuance of common stock for services), and (ii) changes in operating assets and liabilities of $.2 million.

Investing Activities

During the year ended March 31, 2019 investing activities included $16 thousand for the purchase of property and equipment.

Financing Activities

During the year ended March 31, 2019, our finance activities mainly consisted of the following:

•

In the year ended March 31, 2019, the Company raised approximately $5.7 million in net proceeds after sales commissions and expenses of the offering through the ATM Financing Facility via the sale of 2,383,884 shares of our common stock.

During the year ended March 31, 2018, our financing activities consisted of the following:

•

In the year ended March 31, 2018, the Company raised approximately $5.8 million in net proceeds after sales commissions and expenses of the offering through the ATM Financing Facility via sale of 1,543,364 shares of our common stock.

•

In March 2018, we raised approximately $21.7 million in net proceeds after underwriting commissions and discounts and expenses of the offering through a public offering of 10,350,000 shares of our common stock.

•

In April 2017, we raised $2.6 million in net proceeds through a private placement of 1,069,603 shares of our common stock and 1,069,603 Warrants. Each Warrant entitles its holder to purchase one Warrant Share at an exercise price of $3.00 per Warrant Share, subject to adjustment.

Subsequent Events

On April 2, 2019, the Company closed on an underwritten registered offering of 8,000,000 shares of its common stock, par value $0.0001 per share, and warrants to purchase up to 8,000,000 shares of its common stock with an exercise price of $2.00 per share at a combined purchase price of $1.50 per share of common stock and accompanying warrant. The net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, was approximately $11 million.

Seasonality

The Company does not believe that its operations are seasonal in nature.

Contractual Obligations and Commitments

At our current stage of development and at a stage where we have yet to secure material and recurring amounts of financial funding, we do not have any significant contractual obligations with the exception of certain purchase commitments discussed below.

Purchase Commitments

The Company has entered into three contracts with manufacturers to supply certain components used in SM-88 in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods. Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The contracts are structured to match clinical supply needs for our ongoing trials and we expect the timing of associated payments to predominately occur during fiscal year 2019. Total outstanding future obligations associated with the contracts were $2.0 million at March 31, 2019.

In May 2019, the Company increased the work scope of one of the contracts resulting in a commitment increase of $495,000.

Leases

The Company has a two-year lease for office space in New Jersey with a monthly rent of $2,289 for the first six months and $4,292 for the remaining term expiring February 2021. Future rent payments are $40,000 and $47,000 for fiscal years 2020 and 2021, respectively.

The Company has a two-year lease for office furniture in New Jersey with future rent payments of $19,000 and $17,000 for fiscal years 2020 and 2021, respectively.

The Company subleases office space in New York, the rent obligation has been prepaid through August 30, 2020. Rent expense, primarily for the New York office, including short term rentals was approximately $243,000 and $93,000 for the years ended March 31, 2019 and 2018 respectively.

Off-Balance Sheet Arrangements

We do not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tyme Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Tyme Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2019 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 12, 2019 expressed an unqualified opinion.

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

New York, NY

June 12, 2019

Tyme Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2019	March 31, 2018
Assets
Current assets
Cash and cash equivalents	$14,302,328	$28,975,822
Prepaid rent	242,755	6,450
Prepaid clinical costs	592,134	149,400
Prepaid expenses and other current assets	1,001,898	616,905
Total current assets	16,139,115	29,748,577
Property and equipment, net	10,363	3,239
Prepaid rent, net of current portion	101,148	—
Prepaid clinical costs, net of current portion	1,266,025	1,266,025
Total assets	$17,516,651	$31,017,841
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities (including $325,000 and $384,000 of related party accounts payable, respectively)	$3,692,308	$2,817,090
Severance payable	523,261	—
Accrued bonuses	1,495,248	1,248,690
Insurance note payable	597,339	480,094
Total current liabilities	6,308,156	4,545,874
Long-term liabilities
Severance payable	1,540,613	—
Total liabilities	7,848,769	4,545,874
Commitments and contingencies (See Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 103,946,048 issued and outstanding at March 31, 2019, and 300,000,000 authorized, 101,226,479 issued and outstanding at March 31, 2018	10,397	10,125
Additional paid in capital	95,472,181	79,293,423
Accumulated deficit	(85,814,696)	(52,831,581)
Total stockholders’ equity	9,667,882	26,471,967
Total liabilities and stockholders’ equity	$17,516,651	$31,017,841

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended March 31,
	2019	2018
Operating expenses:
Research and development	$14,719,481	$8,839,661
General and administrative (including $977,000 and $1,619,000 of related party legal expenses, respectively)	14,586,165	10,520,217
Severance expense	2,470,906	—
Total operating expenses	31,776,552	19,359,878
Loss from operations	(31,776,552)	(19,359,878)
Warrant modification expense	(1,289,125)	—
Other income, net	82,562	390,385
Loss before income taxes	(32,983,115)	(18,969,493)
Net loss	$(32,983,115)	$(18,969,493)
Basic and diluted loss per common share	$(0.32)	$(0.21)
Basic and diluted weighted average shares outstanding	102,354,050	90,567,476

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended March 31, 2019 and 2018

	Common Stock				Additional			Total
	Shares	Amount	Subscribed Shares	Subscribed Amounts	Paid-in capital	Subscription Receivable	Accumulated Deficit	Stockholders' Equity
Balance, April 1, 2017	91,692,641	$9,172	58,823	$6	$41,419,714	$(174,998)	$(33,862,088)	$7,391,806
Issuance of common stock and warrants in private placement offering for cash, net of associated expenses of $130,300	1,069,603	107	—	—	2,596,993	—	—	2,597,100
Issuance of common stock from at-the-market financing facility, net of associated expenses of $327,939	1,543,364	154	—	—	5,823,863	—	—	5,824,017
Issuance of common stock in public offering for cash, net of associated expenses of $1,547,972	10,350,000	1,035	—	—	21,739,425	—	—	21,740,460
Proceeds from collection of stock subscription receivable	58,823	6	(58,823)	(6)	—	174,998	—	174,998
Stock based compensation	—	—	—	—	7,689,334	—	—	7,689,334
Issuance of common stock upon exercise of options and warrants	12,048	1	—	—	35,529	—	—	35,530
Derivative liability	—	—	—	—	(11,785)	—	—	(11,785)
Retirement and cancellation of shares of common stock	(3,500,000)	(350)	—	—	350	—	—	—
Net loss	—	—	—	—	—	—	(18,969,493)	(18,969,493)
Balance, March 31, 2018	101,226,479	$10,125	—	—	$79,293,423	—	$(52,831,581)	$26,471,967
Issuance of common stock from at-the-market financing facility, net of associated expenses of $175,306	2,383,884	238	—	—	5,668,006	—	—	5,668,244
Exercise of options	100,000	10	—		269,990	—	—	270,000
Cashless exercise of warrants	235,685	24	—	—	(24)	—	—	—
Warrant modification	—	—	—	—	1,289,125	—	—	1,289,125
Severance stock based compensation	—	—	—	—	388,282	—	—	388,282
Stock based compensation	—	—	—	—	8,563,379	—	—	8,563,379
Net loss	—	—	—	—	—	—	(32,983,115)	(32,983,115)
Balance, March 31, 2019	103,946,048	$10,397	—	—	$95,472,181	—	$(85,814,696)	$9,667,882

The Notes to the Consolidated Financial Statements are an integral part of these statements

Tyme Technologies, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Years Ended, March 31
	2019	2018
Cash flows from operating activities:
Net loss	$(32,983,115)	$(18,969,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,420	4,296
Amortization of employees, directors and consultants stock options	8,563,379	7,689,334
Warrant modification expense	1,289,125	—
Severance stock based compensation	388,282	—
Gain on remeasurement of derivative liability	—	(390,385)
Changes in operating assets and liabilities:
Prepaid rent	(337,453)	(6,450)
Prepaid clinical costs	(442,734)	(1,415,425)
Prepaid and other assets	433,334	91,551
Accounts payable and other current liabilities	654,229	(131,378)
Severance payable	2,063,874	—
Accrued bonuses	246,558	1,248,690
Net cash used in operating activities	(20,116,101)	(11,879,260)
Cash flows from investing activities:
Purchase of property & equipment	(15,544)	—
Net cash used in investing activities	(15,544)	—
Cash flows from financing activities:
Insurance note payments	(480,093)	—
Issuance of common stock from at-the-market financing facility (net of expenses)	5,668,244	5,824,017
Proceeds from exercise of stock options	270,000	35,530
Proceeds from private placement offering of common stock and warrants, net of issuance costs	—	2,597,100
Proceeds from the collection of stock subscription receivable	—	174,998
Proceeds from public offering, net of issuance of costs	—	21,740,460
Net cash provided by financing activities	5,458,151	30,372,105
Net (decrease) increase in cash	(14,673,494)	18,492,845
Cash and cash equivalents — beginning of year	28,975,822	10,482,977
Cash and cash equivalents — end of year	$14,302,328	$28,975,822
Supplemental Cash Flow Information:
Cash paid for interest and income taxes are as follows:
Interest	$7,415	$—
Income taxes	$—	$—
Noncash investing and financing activities:
Financing of insurance premiums	$597,339	$480,094
Deferred expenses related to post year end financing	$220,988	$—
Cashless exercise of 1,086,271 warrants for 235,685 shares of common stock	$—	$—
Derivative liability associated with the price protection feature of shares of common stock issued	$—	$11,785
Retirement and cancellation of shares of common stock	$—	$350

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Tyme Technologies, Inc. (“Tyme Tech”) is a Delaware corporation headquartered in New York, NY, with wholly owned subsidiaries, Tyme Inc. and Luminant Biosciences, LLC (“Luminant”) (collectively, “TYME” or the “Company”). Prior to 2014, Luminant conducted the initial research and development of the Company’s therapeutic platform. Since January 1, 2014, the majority of the Company’s research, development and other business activities have been conducted by Tyme Inc., which was incorporated in Delaware in 2013.

TYME is an emerging biotechnology company developing cancer metabolism-based therapies (CMBTsTM) that are intended to be effective across a broad range of solid tumors and hematologic cancers, while maintaining patient’s quality of life with relatively low toxicity profiles. Unlike targeted therapies that attempt to regulate specific pathways within cancer, TYME’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic requirements to cause cancer cell death.

The Company’s lead clinical CMBT program, SM-88 (racemetyrosine), is a novel, oral, monotherapy   investigational agent that has been studied in clinical trials for over five years within more than 150 cancer patients. TYME recently completed enrollment for two Phase II clinical trials in prostate and pancreatic cancer, and the Company is preparing for pivotal studies for SM-88 in pancreatic cancer during the second half of calendar year 2019. One of these pivotal trials is focused on patients with third-line pancreatic cancer and would be an amendment to the ongoing TYME-88-Panc trial (Part 2). The Company has also partnered with the Pancreatic Cancer Action Network (“PanCAN”) to study SM-88 in an adaptive pivotal trial known as Precision PromiseSM starting as second-line monotherapy and could expand to first-line combination therapy with standard of care. A Phase II investigator-initiated trial evaluating SM-88 monotherapy in late-stage sarcomas was launched in May 2019, under the direction of principal investigator Dr. Sant Chawla and in collaboration with the Joseph Ahmed Foundation (“JAF”). All of SM-88’s current clinical programs study SM-88 in use with three low-dose conditioning agents: methoxsalen, phenytoin, and sirolimus (hereafter, referred to as “MPS”). The Company is actively evaluating the expansion of our clinical program to other cancers as SM-88 has demonstrated complete or partial responses in 15 different forms of cancer with a well-tolerated safety profile.

The accompanying consolidated financial statements include the results of operations of Tyme Tech and its wholly owned subsidiaries.

Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically funded its operations primarily through equity offerings. During fiscal year 2019, the Company raised gross proceeds of approximately $5.8 million through the issuance of its common stock. Most recently in April 2019, the Company raised net proceeds of $11.3 million after underwriting discounts and before expenses through an underwritten registered offering. Previously on November 2, 2017, the Company entered into an equity distribution agreement (“Equity Distribution Agreement”) with Canaccord Genuity Inc. (“Canaccord”), to commence an at-the-market offering (the “ATM Financing Facility”) pursuant to which the Company may, from time to time, subject to certain rules and regulations, sell shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price up to $30.0 million, through Canaccord, as the Company’s sales agent. In the year ended March 31, 2019, the Company raised approximately $5.8 million in aggregate gross proceeds before commissions and expenses through the ATM Financing Facility and paid Canaccord aggregate commissions of $0.2 million. At March 31, 2019, there remained approximately $17.9 million of availability to sell shares through the facility. The proceeds of those offerings are being used by the Company for continued clinical studies, drug commercialization and development activities and other general corporate and operating expenses.

For the year ended March 31, 2019, the Company had negative cash flow from operations of $20.1 million and net loss of $33.0 million, which included $10.2 million of non-cash expenses, primarily non-cash equity compensation and warrant modification expense. As of March 31, 2019, the Company had working capital of approximately $9.8 million.

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

Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Tyme Tech and its subsidiaries, Tyme, Inc. and Luminant. All intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Significant items subject to such estimation include the calculation of the stock-based compensation. Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. At March 31, 2019 and 2018, the Company did not have any cash equivalents. The Company’s cash and cash equivalents consisted of $14.3 million at March 31, 2019 and $29.0 million at March 31, 2018.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash. Cash is deposited with major banks and, at times, such balances with any one financial institution may be in excess of FDIC insurance limits. The Company exceeded the FDIC limit of $250,000 by $14.0 million at March 31, 2019 and $28.7 million at March 31, 2018. Although the Company has exceeded the federally insured limit, it has not incurred losses related to these deposits. Management monitors the Company’s accounts with these institutions to minimize credit risk.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and other current liabilities approximates fair value given their short-term nature. The fair value of the severance payable approximates the carrying value, which represents the present value of future severance payments. The fair value of the derivative liability is discussed below.

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

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no assets or liabilities classified as Level 1, Level 2, or Level 3 for the year ended March 31, 2019 and 2018. There were no transfers between Level 1, Level 2 and Level 3 in any of the periods reported.

The changes in the fair value of the derivative liabilities for the year ended March 31, 2018 are as follows:

Fair value at March 31, 2017	$378,600
Fair value of liability-classified anti-dilution feature	11,785
Change in fair value of derivative liability	(390,385)
Fair value at March 31, 2018	$—

Prepaid and Other Current Assets

Prepaid expenses represent expenditures made in advance of when the economic benefit of the cost will be realized, and which will be expensed in future periods with the passage of time. Prepaid and other current assets includes $0.6 million and $0.5 million of prepaid insurance as of March 31, 2019 and 2018, respectively.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include fixed assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended March 31, 2019 and 2018, the Company determined that there were no triggering events requiring an impairment analysis.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment.

Derivative Liabilities

Accounting standards require presentation of derivative liabilities at fair value. Derivative liabilities are adjusted to reflect fair value at the end of each reporting period, with any change in the fair value being recorded in results of operations as a component of other income or expense.

Derivative Liability - PPO

The Company had recorded a derivative liability related to an anti-dilution provision as part of a 2014 financing agreement. That anti-dilution provision was determined to be a freestanding financial instrument that was carried as a liability at fair value of $0.4 million. During the year ended March 31, 2018 the anti-dilution provision expired without the triggering of any such protection. Accordingly, as of March 31, 2018 and thereafter, there was no fair value of the derivative liability.

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

Stock-based Compensation

The Company follows the authoritative guidance for accounting for stock-based compensation in ASC 718, Compensation-Stock Compensation. The guidance requires that stock-based payment transactions be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over the vesting period as services are being provided. (See Note 11, Equity Incentive Plan.)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected term of the option, risk-free interest rates, the value of the common stock and expected dividend yield of the common stock. For awards subject to time-based vesting conditions, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. The Company accounts for forfeitures as they occur.

The Company accounted for stock-based awards issued to non-employees in accordance with ASC 505-50, “Equity-Based Payment to Non-Employees” and accordingly the fair value of the stock options granted to non-employees was remeasured each reporting period until the earlier of: a) the performance commitment date, or b) the date the services required under the arrangement have been completed and the resulting increase or decrease in value, if any, was recognized as expense or income, respectively, during the period the related services are rendered. Effective July 1, 2018, the Company adopted ASU 2018-07 and, as such, the fair value options granted to non-employees is estimated at the date of grant only.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments made to nonemployees so that the accounting for such payments is substantially the same as those made to employees, with certain exceptions. Under this ASU, equity-classified share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees, unless the award is modified after the service has been rendered, any other conditions necessary to earn the right to benefit from the instruments have been satisfied, and the nonemployee is no longer providing services.  The Company elected to early adopt ASU 2018-07 effective July 1, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements. The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company adopted ASU 2017-09 in its consolidated financial statements in the first quarter of fiscal year 2019. It did not have a material impact on the Company’s financial statements.

In February 2017, the FASB issued Update No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). This update is meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. The Company adopted ASU 2017-05 in its consolidated financial statements in the first quarter of fiscal year 2019. It did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-01, amending Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”), to clarify the definition of a business with the objective of providing a more robust framework to assist management when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are to be applied prospectively to business combinations that occur after the effective date. The Company adopted ASU 2017-01 in its consolidated financial statements in the first quarter of fiscal year 2019. It did not have a material impact on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-1”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted ASU 2016-01 in its consolidated financial statements in the first quarter of fiscal year 2019. It did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. This ASU is effective for the Company beginning with the quarter ending June 30, 2020. The Company is evaluating the expected impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company will adopt ASU 2016-02 in its consolidated financial statements in the first quarter of fiscal year 2020. The Company has performed an analysis for implementing this standard and has determined it will not have a material impact on the consolidated financial statements.

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Year Ended
	March 31,
	2019	2018
Basic and diluted net loss per common share calculation
Net loss	$(32,983,115)	$(18,969,493)
Weighted average common shares outstanding — basic and diluted	102,354,050	90,567,476
Net loss per share of common stock — basic and diluted	$(0.32)	$(0.21)

The following outstanding securities at March 31, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	Year Ended
	March 31,
	2019	2018
Stock options	8,953,527	5,438,072
Warrants	4,499,603	5,585,874
Total	13,453,130	11,023,946

Note 4. Property and Equipment, Net.

Property and equipment, net consisted of the following:

	March 31, 2019	March 31, 2018
Machinery and equipment	$37,007	$21,463
Less: accumulated depreciation	26,644	18,224
	$10,363	$3,239

Depreciation expense was $8,420 and $4,296 for the years ended March 31, 2019 and 2018, respectively.

Note 5. Accounts Payable and Other Current Liabilities.

Accounts payable and other current liabilities consisted of the following:

	March 31, 2019	March 31, 2018
Legal	$602,129	$421,261
Consultant and professional services	170,257	134,324
Accounting and auditing	331,119	81,652
Research and development	1,907,787	1,678,675
Board of Directors and Scientific Advisory Board Compensation	489,393	442,610
Other	191,623	58,568
	$3,692,308	$2,817,090

Note 6. Severance Payable

On March 15, 2019 the Company entered into a Release Agreement related to the separation of employment of their Chief Operating Officer. The Agreement provides for salary continuance for five years, reimbursement of health benefits for three years and a modification to his outstanding stock options to extend the post-termination exercise period for his vested options from three months to five years. The Company recorded severance expense at its present value of $2.5 million, (using a discount rate of 6%) for the year ended March 31, 2019, including $0.4 million relating to the stock option modification. The severance liability payable as of March 31, 2019 was $2.1 million.

Note 7. Debt.

Insurance Note Payable

During the years ended March 31, 2019 and 2018, the Company entered into a short-term financing arrangement with its insurance carrier related to payment of premium for its Director and Officer liability insurance coverage totaling $0.6 million and $0.5 million for the policy years ending on March 31, 2019 and 2018, respectively. As of March 31, 2019 and March 31, 2018, there remained a balance of $0.6 million and $0.5 million, respectively, recorded to Insurance note payable on the accompanying consolidated balance sheets.

Note 8. Stockholders’ Equity.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001. Shares of Company preferred stock may be issued from time to time in one or more series and/or classes, each of which will have such distinctive designation or title as shall be determined by the Company’s Board of Directors (“Board”) prior to the issuance of any shares of such series or class. The Company preferred stock will have such voting powers, full or limited or no voting powers and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such series or class of Company preferred stock as may be adopted from time to time by the Company’s Board prior to the issuance of any shares thereof. No shares of Company preferred stock are currently issued or outstanding and the Company’s board of directors has not designated any class or series of Company preferred stock for use in the future.

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

Dividends

Dividends may be declared and paid on the Company common stock from funds lawfully available therefore, as and when determined by the Board.

Liquidation

In the event of the liquidation, dissolution, or winding-up of the Company, holders of Company common stock will be entitled to receive all assets of the Company available for distribution to its stockholders.

March 2017 PPO

On March 10, 2017, the Company raised $9.2 million in gross proceeds through a private placement (“March 2017 Private Placement”) of 3,588,620 shares of our common stock and 3,588,620 common stock purchase warrants (each, a “Warrant”). Each Warrant entitles its holder to purchase one share of common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share, subject to adjustment. The warrants expire two years from the date of issuance and vest immediately. On March 15, 2019, the Board extended the expiration date of the 3,245,288 outstanding warrants through September 30, 2019.

April 2017 PPO

In April 2017, the Company raised $2.7 million in gross proceeds through a private placement (“April 2017 Private Placement”) of 1,069,603 shares of common stock and 1,069,603 common stock purchase warrants (each, a “Warrant”). Each Warrant entitles its holder to purchase one share of common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share. The warrants expire two years from the date of issuance and vest immediately. On March 15, 2019, the Board extended the expiration date of the 238,233 outstanding warrants through September 30, 2019.

The Company considers the extensions to be a modification of the March 2017 Private Placement and April 2017 Private Placement warrants. The Company recognized a warrant modification expense of $1.3 million for the year ended March 31, 2019, which represents the incremental value of the modified warrant as compared to the original warrant, both valued on the modification dates which is reflected in warrant modification expense in the consolidated statement of operations. The warrants were valued using the Black-Scholes option-pricing model on the date of the modification using the following assumptions: (a) fair value of common stock $2.31, (b) expected volatility of 87% and 84%, (c) dividend yield of 0%, (d) risk-free interest rate of 2.46% and 2.52%, (e) expected life of 1 and 6.5 months.

At March 31, 2019, 4,469,836 common stock purchase warrants relating to securities purchase agreements were outstanding and exercisable.

The following summarizes the common stock warrant activity for the years ended March 31, 2019 and March 31, 2018:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2017	4,526,271	$3.42
Granted	1,069,603	3.00
Exercised	(10,000)	3.00
Cancelled	—	—
Outstanding at March 31, 2018	5,585,874	3.34
Granted	—	—
Exercised	(1,086,271)	3.00
Cancelled	—	—
Outstanding at March 31, 2019	4,499,603	$3.42

During the year ended March 31, 2019, 1,086,271 warrants were exercised on a cashless basis resulting in the issuance of 235,685 shares.

At-the-Market Financing Facility

On November 2, 2017, the Company entered into an equity distribution agreement (“Equity Distribution Agreement”) with Canaccord Genuity Inc. (“Canaccord”), to commence an at-the-market offering (the “ATM Financing Facility”) pursuant to which the Company may, from time to time, subject to certain rules and regulations, sell shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price up to $30 million, through Canaccord, as the Company’s sales agent. In the year ended March 31, 2018, the Company raised approximately $6.2 million in gross proceeds through the ATM via sale of 1,543,364 of our common stock. The Company incurred $0.3 million of related costs which offset the proceeds. In the year ended March 31, 2019, the Company raised approximately $5.8 million in gross proceeds through the ATM via sale of 2,383,884 shares of our common stock. The Company incurred $0.2 million of related costs which offset the proceeds. At March 31, 2019, there remained approximately $17.9 million of availability to sell shares through the facility. Under the ATM Financing Facility, the Company is not required to issue the full available amount authorized and it may be cancelled at any time.

Public Offering

In March 2018, we raised approximately $23.3 million in gross proceeds through a public offering of 10,350,000 shares of our common stock. The Offering was made pursuant to the Company’s registration statement on Form S-3 (Registration No. 333-211489), which was declared effective by the U.S. Securities and Exchange Commission on August 16, 2017, a base prospectus dated August 16, 2017 and a prospectus supplement dated March 1, 2018.

Note 9. Commitments and Contingencies.

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities.

Purchase Commitments

The Company has entered into three contracts with manufacturers to supply certain components used in SM-88 in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods. Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The contracts are structured to match clinical supply needs for our ongoing trials and we expect the timing of associated payments to predominately occur during fiscal year 2020. Total outstanding future obligations associated with the contracts were $2.0 million at March 31, 2019.

In May 2019, the Company increased the work scope of one of the contracts resulting in a commitment increase of $495,000.

Leases

The Company has a two-year lease for office space in New Jersey with a monthly rent of $2,289 for the first six months and $4,292 for the remaining term expiring February 2021. Future rent payments are $40,000 and $47,000 for fiscal years 2020 and 2021, respectively.

The Company has a two-year lease for office furniture in New Jersey with future rent payments of $19,000 and $17,000 for fiscal years 2020 and 2021, respectively.

The Company subleases office space in New York, the rent obligation has been prepaid through August 30, 2020. Rent expense, primarily for the New York office, including short term rentals was approximately $243,000 and $93,000 for the years ended March 31, 2019 and 2018 respectively.

 Legal Proceedings

From time to time, the Company may be involved in litigation, claims or other contingencies arising in the ordinary course of business. The Company would accrue a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company would not record a liability, but instead would disclose the nature and the amount of the claim, and an estimate of the loss or range of loss, if such estimate can be made. Legal fees are expensed as incurred. The Company is not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on us, our business, operating results or financial condition.

Note 10. Related Party Transactions.

 Legal

Drinker Biddle & Reath LLP (“DBR”) has provided legal services to the Company. A partner of DBR was a member of the Board and had received, and was entitled to receive in the future, cash compensation payable to non-employee directors and equity compensation payable to non-employee directors generally under the 2016 Director Plan.  See Note 11, Equity Incentive Plan. On September 10, 2018, the Company entered into an employment agreement with the partner and he was appointed as the Company’s Chief Legal Officer and Secretary. He ceased to be a non-employee director on September 10, 2018 and he resigned as a member of the Board effective September 30, 2018. On September 1, 2018, the partner resigned from the partnership of DBR and he assumed a consulting role as “Of Counsel” with the firm. During the years ended March 31, 2019, and 2018, approximately $1.0 million and $1.8 million (of which $0.2 million was capitalized into equity), respectively, have been incurred as legal expenses associated with DBR, and the Company had approximately $325,000 and $384,000 in accounts payable and accrued expenses payable to DBR at March 31, 2019 and March 31, 2018, respectively.

Note 11. Equity Incentive Plan.

On March 5, 2015, the Company’s Board adopted and the Company’s stockholders approved, the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). No more than an aggregate of 3,333,333 shares of common stock may be awarded during the twelve month period starting March 5 of each succeeding year. Awards under the 2015 Plan may include, but need not be limited to, one or more of the following: options, stock appreciation rights, restricted stock, performance grants, stock bonuses, and any other type of award deemed by the administrator to be consistent with the purposes of the 2015 Plan. The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of the Company common stock as determined on the date of the grant and have a term of no greater than ten years from the date of grant. In February 2018, the 2015 Plan was amended making available 12.5% of shares of common stock issued and outstanding. As of March 31, 2019, there were 5,262,531 shares available for grant under the 2015 Plan.

On August 23, 2018 the stockholders approved the Amended and Restated 2016 Stock Option Plan for Non-Employee Directors (the “2016 Director Plan”), which: (i) increased the total number of shares of Common Stock authorized and reserved for issuance under the 2016 Director Plan by 2,000,000 shares to 2,750,000 shares: (ii) made “Initial Grants” upon a director’s initial appointment to the Board consisting of an immediate stock option grant of 100,000 shares at fair market value; and (iii) made “Annual Grants” for members who continue in service as members of the Board subsequent to each annual meeting of stockholders occurring subsequent to an Initial Grant, an annual stock option grant of 50,000 shares at fair market value. The Initial Grants and Annual Grants have a ten year term, subject to applicable termination or forfeiture provisions, and vest in equal quarterly increments over a one-year period from the date of grant. As of March 31, 2019, there were 1,425,150 shares available for grant under the 2016 Director Plan.

Stock Options

As of March 31, 2019, and 2018, there was approximately $7.3 million and $9.6 million, respectively, of total unrecognized compensation related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average remaining service period of 1.2 years.

During the years ended March 31, 2019 and 2018, the Company had stock compensation expense of $9.0 million and $7.7 million, respectively. For the year ended March 31, 2019, stock compensation expense is recognized as $5.7 million in general and administrative expense, $2.9 million in research and development expense, and $0.4 million in severance expense. For the year ended March 31, 2018, stock compensation expense has been recognized as $4.1 million in general and administrative expense and $3.6 million in research and development expense.

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

The assumptions utilized to estimate the fair value of stock options granted are presented in the following table:

	Year Ended
	March 31,
	2019	2018
Risk free interest rate	2.24%-3.10%	1.74%-2.70%
Expected volatility	71.86%-76.31%	65.95%-90.32%
Expected term	3-6.5 years	1-10 years
Dividend yield	0.0%	0.0%

The following is a summary of the activity of the Company’s stock options under the 2015 Plan and 2016 Director Plan as of March 31, 2019:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2018	5,438,072	$5.11
Granted	3,693,233	2.66
Exercised	(100,000)	2.70
Cancelled	(50,000)	2.33
Forfeited	(27,778)	8.75
Outstanding at March 31, 2019	8,953,527	4.13
Options exercisable at March 31, 2019	5,488,325	$4.79

Weighted-average grant date fair value of options granted during the years ended March 31, 2019 and 2018 was $1.76 and $2.72, respectively.

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Price	Number Outstanding at March 31, 2019	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at March 31, 2019	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$2.06-$8.75	8,953,527	$4.13	7.89	$—	5,488,325	$4.79	7.45	$—

The intrinsic value calculated as the excess of the market value of as March 31, 2019 over the exercise price of the options, is zero. The market value as of March 31, 2019 was $1.76 as reported by the NASDAQ Capital Market. The total intrinsic value of options exercised during the year ended March 31, 2019 was zero.

	Options	Weighted Average Grant Date Fair Value Per Share
Non-vested options at March 31, 2018	$2,548,210	$3.93
Granted	3,693,233	1.76
Vested	(2,698,463)	3.08
Forfeited	(27,778)	7.57
Cancelled	(50,000)	1.52
Non-vested options at March 31, 2019	$3,465,202	$2.29

The fair value of options vested during the years ended March 31, 2019 and 2018 was $8,298,730 and $12,509,695, respectively.

Note 12. Income Taxes.

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

The Company’s loss before income taxes was $33.0 million and $19.0 million for the years ended March 31, 2019 and 2018, respectively, and was generated entirely in the United States.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	March 31,
	2019	2018
Net operating loss carryforward	$10,663,981	$5,736,229
Research and development credit carryforward	718,748	410,369
Stock options - NQSOs	4,518,506	2,759,122
Accruals and other temporary differences	864,789	757,567
Gross deferred tax assets	16,766,024	9,663,287
Deferred tax valuation allowance	(16,766,024)	(9,663,287)
Net deferred taxes	$—	$—

Based on the Company’s history of operating losses since inception and consideration of available positive and negative evidence, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2019.   The valuation allowance increased by $7.1 million for the year ended March 31, 2019 primarily due to the increase in the net operating loss carryforward and stock based compensation.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended
	March 31,
	2019	2018
U.S. statutory income tax rate	21.0%	31.5%
Stock options	—	(7.0)
Permanent differences	(0.8)	0.6
Tax rate change	—	(27.7)
R&D credit carryforwards	1.3	0.5
Valuation allowance	(21.5)	2.1
Effective tax rate	—%	—%

As of March 31, 2019, the Company had gross U.S. federal net operating loss carryforwards of approximately $50.8 million, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2033. As of March 31, 2019, none of the Company’s state net operating losses have value due to the apportionment rule in the states where state income tax returns are currently filed. As of March 31, 2019, the Company had gross federal research and development tax credit carryforwards of $0.8 million, available to reduce future tax liabilities which will begin to expire at various dates starting in 2030.

Under the provisions of the Internal Revenue Code, the net operating loss (“NOL”) carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of a 50% cumulative change in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financing transactions since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2019	2018
Gross unrecognized tax benefits at beginning of year	$469,167	$617,233
Decreases for tax positions in prior period	(396,749)	(148,066)
Increase for tax positions in current period	54,420	—
Gross unrecognized tax benefits at end of year	$126,838	$469,167

As of March 31, 2019, the Company had $126,838 of unrecognized tax benefits, which were offset with the net operating loss and valuation allowance on the consolidated balance sheet. None of the gross unrecognized tax benefits would affect the effective tax rate at March 31, 2019, if recognized. In addition, the Company did not record any penalties or interest related to uncertain tax positions for the periods presented in these consolidated financial statements. The Company does not have any positions for which it is reasonably possible that there will be significant increase or decrease in the amounts of unrecognized tax benefits within twelve months of the reporting date.

The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the period January 1, 2015 through March 31, 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

The Company has completed the accounting for the tax impact of the Tax Cuts and Jobs Act (“the Act”) as of March 31, 2019 and has recorded no provisional amounts.

Note 13. Quarterly Information (unaudited)

	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Fiscal Year Ended March 31, 2019
Operating expenses:
Research and development	$3,010,688	$3,443,516	$4,525,228	$3,740,049
General and administrative	3,708,481	3,569,174	3,550,223	3,758,287
Severance expense	—	—	—	2,470,906
Total operating expenses	6,719,169	7,012,690	8,075,451	9,969,242
Loss from operations	(6,719,169)	(7,012,690)	(8,075,451)	(9,969,242)
Warrant modification expense	—	—	—	(1,289,125)
Other income (expense), net	(3,627)	(2,430)	27,497	61,122
Loss before income taxes	(6,722,796)	(7,015,120)	(8,047,954)	(11,197,245)
Income tax expense	—	—	—	—
Net loss	$(6,722,796)	$(7,015,120)	$(8,047,954)	$(11,197,245)
Basic and diluted loss per common share	$(0.07)	$(0.07)	$(0.08)	$(0.10)
Basic and diluted weighted average shares outstanding	101,226,479	101,647,555	103,009,449	103,546,379

	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Fiscal Year Ended March 31, 2018
Operating expenses:
Research and development	$1,264,358	$2,551,920	$2,585,991	$2,437,392
General and administrative	1,924,204	2,744,998	2,975,274	2,875,741
Total operating expenses	3,188,562	5,296,918	5,561,265	5,313,133
Loss from operations	(3,188,562)	(5,296,918)	(5,561,265)	(5,313,133)
Other income	315,624	74,761	—	—
Loss before income taxes	(2,872,938)	(5,222,157)	(5,561,265)	(5,313,133)
Income tax expense	—	—	—	—
Net loss	$(2,872,938)	$(5,222,157)	$(5,561,265)	$(5,313,133)
Basic and diluted loss per common share	$(0.03)	$(0.06)	$(0.06)	$(0.06)
Basic and diluted weighted average shares outstanding	89,258,377	89,321,067	89,929,161	93,829,568

Note 14. Subsequent Events.

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of consolidated financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

On April 2, 2019, the Company closed on an underwritten registered offering of 8,000,000 shares of its common stock, par value $0.0001 per share, and warrants to purchase up to 8,000,000 shares of its common stock with an exercise price of $2.00 per share at a combined purchase price of $1.50 per share of common stock and accompanying warrant. The net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, was approximately $11 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Grant Thornton LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were effective.

Remediation of Previous Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements as of and for the year ended March 31, 2018, the following matters involving internal controls and procedures that our management considered to be material weaknesses and were remediated as follows:

•	Ineffective information technology general controls (“ITGC”) and application controls within the Company’s general ledger system, disbursement solution and payroll solution, including:
o	Insufficient segregation of duties;
o	Lack of review controls over activity by administrative users;
o	Validation of information and reports used by management.
•	Ineffective controls over period end financial disclosure and reporting processes, including:
o	Lack of a formal closing process;
o	Lack of communication with non-finance business personnel and sufficient review of business activities, including significant transactions, to determine proper accounting and reporting;
o	Insufficient management oversight of outside accounting and financial reporting advisory firm.
•	Lack of sufficient and timely review over account balances, including:
o	Inadequate support and description of reconciling items;
o	Inadequate journal entry review and supporting documentation.

Our management believes that the material weaknesses set forth above did not have an effect on our financial results.

During the year ended March 31, 2019, the Company has executed on its remediation plan for the above material weaknesses and the material weaknesses have been remediated as discussed below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework issued in 2013. Based on the evaluation of our internal control over financial reporting as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

During fiscal year ended March 31, 2019, the Company executed on its remediation plan with respect to the material weaknesses identified as of March 31, 2018.  Management has implemented certain practices and procedures addressing the foregoing material weaknesses.  Such remediation efforts are disclosed below.

Management’s Remediation of Material Weaknesses

Management believes that the underlying causes of the material weaknesses in internal control over financial reporting has been remediated through the following steps:

•	Ineffective information technology general controls (“ITGC”) and application controls within the Company’s general ledger system, disbursement solution and payroll solution.
o	We added resources to the finance function and continue to establish processes that segregate duties consistent with control objectives.
o

We evaluated the control functionality within the disbursement, general ledger, and human resources systems that provide key control functionality. Within these systems, we modified and improved security administration and other access level and application controls. Where the systems controls are inherently limited, we designed compensating controls outside such system.

o

We formalized processes and policies, including processes and policies for IT general controls. Where necessary, we have implemented relevant key controls, including modified access rights, password settings, and access level review.

•	Ineffective controls over period end financial disclosure and reporting processes.

o	We enhanced and formalized our financial close process including more and improved analytical reviews.
o

We increased the frequency of our periodic meetings with our outside accounting and financial reporting advisory firm and enhanced the discussion of operating results, significant transactions, internal controls, conclusions reached regarding technical accounting matters and financial reporting disclosures.

o	We established a disclosure committee that includes both finance and non-finance representatives responsible for ensuring the accuracy, completeness, timeliness and consistency of public disclosure.
•	Lack of sufficient and timely review over account balances.
o	We established a periodic review by financial management of account balance detail, journal entry posting activity and account reconciling items.
o	We created improved reports and analysis that are relied upon in making financial and business decisions.
o

We improved processes that allow for proactive review of significant transactions, including the creation of a centralized repository for significant agreements and additional controls at time of vendor set up.

The material weaknesses were not considered remediated until the applicable remedial controls operated for a sufficient period.  Management has concluded, through testing, that the controls operate effectively at March 31, 2019.

Other than as described above under “Management Remediation of Material Weaknesses”, there have been no changes in our internal control over financial reporting during the year ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tyme Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Tyme Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2019 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2019, and our report dated June 12, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
June 12, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Set forth below are the names of and certain information as of May 30, 2018 regarding our Board of Directors:

Name	Age	Position(s) with the Company/Principal Occupation	Date Elected to Our Board of Directors
Steve Hoffman	56	Director, Chief Executive Officer and Chief Science Officer of the Company	March 5, 2015*

Dr. Gerald Sokol	76	Director/Chief of Radiation Oncology, University of South Florida’s Tampa General Hospital	March 10, 2015

Timothy C. Tyson	67	Director/Former Chairman and Chief Executive Officer, Avara Pharmaceutical Services	March 10, 2015

Paul Sturman	58	Director/Chief Executive Officer, Nature’s Bounty Co.	March 2, 2017

David Carberry	66	Director/Former Chief Financial Officer of Excellis Health Solutions, LLC (Retired)	March 30, 2017

Tommy G. Thompson	77	Director/Chairman and Chief Executive Officer, Thompson Holdings	August 28, 2017**

Donald W. DeGolyer	58	Director/Chief Executive Officer, Vertice Pharma LLC	May 24, 2018

Douglas A. Michels	62	Director/Former President and CEO OraSure Technologies	October 1, 2018

*	Mr. Hoffman served as director of Tyme, Inc. (or Tyme, our subsidiary) since its formation on July 26, 2013 and served as director of the Company since the completion of the Merger on March 5, 2015.
**	Mr. Thompson previously served as a special advisor to our Board and before that served as a member of our Board.

Executive Officers

See Part I, Additional Item of this Form 10-K under the heading “Executive Officers of the Registrant.”

Other Information

Other information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2019.

The following table provides certain information with respect to all of our equity compensation plans in effect as of March 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by stockholders prior to March 31, 2019	8,953,527	(1)	$4.13	6,687,681
Equity compensation plans not approved by stockholders prior to March 31, 2019	29,767	(2)	$5.00	—
Total Equity	8,983,294		$4.14	6,687,681

(1)

Includes 8,953,527 shares of our common stock issuable under option awards made prior to March 31, 2019 under our 2015 Equity Incentive Plan and our 2016 Director Plan, each approved by stockholders; these option awards carry a weighted average exercise price of $4.13 per share. For a description of the terms of the 2015 Equity Incentive Plan and 2016 Director Plan, please see Note 11 to the consolidated financial statements presented elsewhere herein.

(2)

Includes 29,767 shares of our common stock issuable upon the exercise of certain warrants to purchase common stock as of March 31, 2019 at a weighted average exercise price $5.00 per share; the warrants described in this sentence are limited to warrants issued in return for goods or services provided and do not include warrants issued in connection with capital raising transactions, consistent with applicable SEC disclosure obligations.

(3)	Includes 6,687,681 shares of our common stock issuable under awards eligible to be made (and not outstanding) as of March 31, 2019 under our 2015 Equity Incentive Plan and 2016 Director Plan.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2019.

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

4.3	Form of Warrant. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 22, 2017.)

4.4	Form of Notice to Warrant Holders. (Incorporated by referenced to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 18, 2019.)

4.5	Form of Warrant. (Incorporated by referenced to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on April 2, 2019.)

4.6*	Description of Common Stock, dated as of June 12, 2019.

10.1	License Agreement, dated as of July 9, 2014, between Steven Hoffman and Tyme Inc. (Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K, filed with the SEC on March 11, 2015.)

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

10.7†

Form of Amendment to Nonqualified Stock Option Agreement under the Tyme Technologies, Inc. 2015 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed with the SEC on July 31, 2018.)

10.8†

Form of Stock Option Agreement under the Tyme Technologies, Inc. 2015 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed with the SEC on July 31, 2018.)

10.9†

Amended and Restated 2016 Stock Option Plan for Non-Employee Directors, effective May 24, 2018. (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on May 29, 2018.)

10.10†

Form of Contingent Nonqualified Stock Option Agreement under the Tyme Technologies, Inc. 2016 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed with the SEC on May 29, 2018.)

10.11†*	Form of Nonqualified Stock Option Agreement under the Tyme Technologies, Inc. 2016 Stock Option Plan for Non-Employee Directors.

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

10.14†*	Release Agreement, dated as of March 15, 2019, between Tyme Technologies, Inc. and Michael Demurjian.

10.15†

Amended Letter Agreement, dated as of July 30, 2018, by and between Ben R. Taylor and Tyme Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2018.)

10.16†

Amended and Restated Nonqualified Stock Option Agreement, dated as of July 30, 2018, between Tyme Technologies, Inc. and Ben R. Taylor. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2018.)

10.17†

Amended Letter Agreement, dated as of July 30, 2018, by and between Jonathan Eckard and Tyme Technologies, Inc. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2018.)

10.18†

Amended and Restated Nonqualified Stock Option Agreement, dated as of July 30, 2018, between Tyme Technologies, Inc. and Jonathan Eckard. (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2018.)

10.19†*	Letter Agreement, dated as of September 10, 2018, between Tyme Technologies, Inc. and James Biehl.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Public Accounting Firm.

24.1*	Power of Attorney (Included in Signature Page of Form 10-K).

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.

32.1*	Rule 1350 Certifications.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 12, 2019

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Steve Hoffman or Ben R. Taylor as his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Hoffman Steve Hoffman	Chief Executive Officer and Director (Principal Executive Officer)	June 12, 2019

/s/ Barbara C. Galaini Barbara C. Galaini	Corporate Controller (Principal Accounting Officer)	June 12, 2019

/s/ Ben R. Taylor Ben R. Taylor	Chief Financial Officer and President (Principal Financial Officer)	June 12, 2019

/s/ Gerald Sokol Gerald Sokol	Director	June 12, 2019

/s/ Paul L. Sturman Paul L. Sturman	Director	June 12, 2019

/s/ David Carberry David Carberry	Director	June 12, 2019

/s/ Timothy C. Tyson Timothy C. Tyson	Director	June 12, 2019

/s/ Douglas A. Michels Douglas A. Michels	Director	June 12, 2019

/s/ Tommy G. Thompson Tommy G. Thompson	Director	June 12, 2019

/s/ Donald W. DeGolyer Donald W. DeGolyer	Director	June 12, 2019