Form 10-Q
period 2019-06-30
TYME TECHNOLOGIES, INC.
filed 2019-08-08
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2019

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

The number of shares outstanding of the registrant’s common stock on August 2, 2019 was 111,950,937.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “anticipates,” and similar expressions (including their use in the negative), are intended to identify forward-looking statements. Forward looking statements can also be identified by discussions of future matters such as the development and potential commercialization of our lead drug candidate and of other new products, technology enhancements, possible collaborations, the timing, scope and objectives of our ongoing and planned clinical trials and other statements that are not historical. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to, that the information is of a preliminary nature and may be subject to change; uncertainties inherent in research and development, including the cost and availability of acceptable quality clinical supply and the ability to achieve clinical study start and completion dates; the possibility of unfavorable study results, including unfavorable new clinical data and additional analyses of existing data; risks associated with early, initial data, including the risk that the final Phase II data may differ from prior study data or preliminary Phase II data; final results of additional clinical trials that may be different from the preliminary data analysis and may not support further clinical development; that past reported data are not necessarily predictive of future patient or clinical data outcomes; whether and when any applications or other submissions for SM-88 may be filed with regulatory authorities; whether and when regulatory authorities may approve any applications or submissions; decisions by regulatory authorities regarding labeling and other matters that could affect commercial availability of SM-88; competitive developments; and the factors described in our Form 10-K for the year ended March 31, 2019 and in this report under “Risk Factors,” and in any subsequent filings with the United States Securities and Exchange Commission and many of which are beyond our control. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report and our Annual Report on Form 10-K for the year ended March 31, 2019 and subsequent reports we file from time to time may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2019	March 31, 2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$19,466,419	$14,302,328
Prepaid rent	—	242,755
Prepaid clinical costs	447,308	592,134
Prepaid expenses and other current assets	556,513	1,001,898
Total current assets	20,470,240	16,139,115

Property and equipment, net	9,067	10,363
Prepaid rent, net of current portion	—	101,148
Prepaid clinical costs, net of current portion	1,266,025	1,266,025
Operating lease right-of-use asset	374,347	—

Total assets	$22,119,679	$17,516,651

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities (including $377,000 and $325,000 of related party accounts payable, respectively)	$3,163,539	$3,692,308
Severance payable	364,112	428,240
Accrued bonuses	424,423	1,495,248
Insurance note payable	195,344	597,339
Operating lease liability	55,141	—
Total current liabilities	4,202,559	6,213,135
Long-term liabilities
Severance payable	1,543,731	1,635,634
Operating lease liability, net of current portion	42,001	—
Warrant liability	4,345,359	—
Total liabilities	10,133,650	7,848,769

Commitments and contingencies (see Note 9)

Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 111,950,937 issued and outstanding at June 30, 2019, 300,000,000 authorized, 103,946,048 issued and outstanding at March 31, 2019	11,197	10,397
Additional paid in capital	100,981,514	95,472,181
Accumulated deficit	(89,006,682)	(85,814,696)
Total stockholders' equity	11,986,029	9,667,882
Total liabilities and stockholders' equity	$22,119,679	$17,516,651

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2019	2018
Revenues	$—	$—
Operating expenses:
Research and development	2,720,762	3,010,688
General and administrative (including $152,000 and $400,000 of related party legal expenses, respectively)	3,456,724	3,708,481
Total operating expenses	6,177,486	6,719,169
Loss from operations	(6,177,486)	(6,719,169)
Other income (expenses):
Change in fair value of warrant liability	2,938,242	—
Interest income	80,237	—
Interest expense	(32,979)	(3,627)
Total other income (expenses)	2,985,500	(3,627)
Net loss	$(3,191,986)	$(6,722,796)
Basic and diluted loss per common share	$(0.03)	$(0.07)
Basic and diluted weighted average shares outstanding	111,862,541	101,226,479

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance, April 1, 2018	101,226,479	$10,125	$79,293,423	$(52,831,581)	$26,471,967
Stock based compensation	—	—	2,338,408	—	2,338,408
Net loss	—	—	—	(6,722,796)	(6,722,796)
Balance, June 30, 2018	101,226,479	$10,125	$81,631,831	$(59,554,377)	$22,087,579

Balance, April 1, 2019	103,946,048	$10,397	$95,472,181	$(85,814,696)	$9,667,882
Issuance of common stock from underwritten registered offering, net of associated expenses of $111,227	8,000,000	800	3,884,372	—	3,885,172
Cashless exercise of warrants	4,889	—	—	—	—
Stock based compensation	—	—	1,624,961	—	1,624,961
Net loss	—	—	—	(3,191,986)	(3,191,986)
Balance, June 30, 2019	111,950,937	$11,197	$100,981,514	$(89,006,682)	$11,986,029

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(3,191,986)	$(6,722,796)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,296	2,369
Amortization of employees, directors and consultants stock options	1,624,961	2,338,408
Change in fair value of warrant liability	(2,938,242)	—
Change in operating assets and liabilities:
Prepaid rent	—	(525,969)
Prepaid clinical costs	144,826	—
Prepaid expenses and other assets	445,385	(54,818)
Operating lease right-of-use asset	73,550	—
Accounts payable and other current liabilities	(528,769)	(99,417)
Severance payable	(156,031)	—
Accrued bonuses	(1,070,825)	(1,248,690)
Operating lease liability	(6,852)	—
Net cash provided by (used in) operating expenses	(5,602,687)	(6,310,913)

Cash flows from investing activities
Purchase of property & equipment	—	(15,543)
Net cash used in investing activities	—	(15,543)

Cash flows from financing activities
Insurance note payments	(401,995)	(210,769)
Proceeds from underwritten registered offering, net of issuance costs	11,168,773	—
Net cash provided by (used in) financing activities	10,766,778	(210,769)

Net increase (decrease) in cash and cash equivalents	5,164,091	(6,537,225)

Cash and cash equivalents - beginning	14,302,328	28,975,822
Cash and cash equivalents - ending	$19,466,419	$22,438,597

Supplemental Cash Flow Information:
Interest	$32,979	$3,627
Income taxes	$—	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

Note 1. Nature of Business

Tyme Technologies, Inc. is a Delaware corporation headquartered in New York, NY, with wholly-owned subsidiaries, Tyme Inc. and Luminant Biosciences, LLC (“Luminant”) (collectively, “TYME” or the “Company”). Prior to 2014, Luminant conducted the initial research and development of the Company’s therapeutic platform. Since January 1, 2014, the majority of the Company’s research, development and other business activities have been conducted by Tyme Inc., which was incorporated in Delaware in 2013.

TYME is an emerging biotechnology company developing cancer metabolism-based therapies (CMBTsTM) that are intended to be effective across a broad range of solid tumors and hematologic cancers, while maintaining patients’ quality of life with relatively low toxicity profiles. Unlike targeted therapies that attempt to regulate specific pathways within cancer, TYME’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic requirements to cause cancer cell death.

The Company’s lead clinical CMBT program, SM-88 (racemetyrosine), is a novel, oral, monotherapy investigational agent that has been studied in clinical trials for over five years in approximately 180 cancer patients. TYME recently completed enrollment for two Phase II clinical trials in prostate and pancreatic cancer, and the Company is preparing for pivotal studies for SM-88 in pancreatic cancer during the second half of calendar year 2019. One of these pivotal trials is focused on patients with third-line pancreatic cancer and would be an amendment to the ongoing TYME-88-Panc trial (Part 2). The Company has also partnered with the Pancreatic Cancer Action Network (“PanCAN”) to study SM-88 in an adaptive pivotal trial known as Precision PromiseSM starting as second-line monotherapy and could expand to first-line combination therapy with standard of care. A Phase II investigator-initiated trial evaluating SM-88 monotherapy in late-stage sarcomas was launched in May 2019, under the direction of principal investigator Dr. Sant Chawla and in collaboration with The Joseph Ahmed Foundation (“JAF”). All of SM-88’s current clinical programs study SM-88 in use with three low-dose conditioning agents: methoxsalen, phenytoin, and sirolimus (hereafter, referred to as “MPS”). The Company is actively evaluating the expansion of our clinical program to other cancers as SM-88 has demonstrated complete or partial responses in 15 different forms of cancer with a well-tolerated safety profile.

The accompanying condensed consolidated financial statements include the results of operations of Tyme Technologies, Inc. and its wholly-owned subsidiaries.

Liquidity

The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically funded its operations primarily through equity offerings. During the three months ended June 30, 2019, the Company raised net proceeds of approximately $11.3 million after underwriting discounts and before expenses through an underwritten registered offering. Previously on November 2, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Canaccord Genuity Inc. (“Canaccord”), to commence an at-the-market offering (the “ATM Financing Facility”) pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price up to $30.0 million, through Canaccord, as the Company’s sales agent. In the year ended March 31, 2019, the Company raised approximately $5.8 million in aggregate gross proceeds before commissions and expenses through the ATM Financing Facility and paid Canaccord aggregate commissions of $0.2 million. The Company did not sell any shares through the ATM Financing Facility during the three months ended June 30 2019 and at June 30, 2019, there remained approximately $17.9 million of availability to sell shares through the ATM Financing Facility. The proceeds of those offerings are being used by the Company for continued clinical studies, drug commercialization and development activities and other general corporate and operating expenses.

For the three months ended June 30, 2019, the Company had negative cash flow from operations of $5.6 million and net loss of $3.2 million, which included non-cash income of $2.9 million (related to change in fair value of warrant liability) and $1.6 million of non-cash expenses, primarily non-cash equity compensation expense. As of June 30, 2019, the Company had working capital of approximately $16.3 million.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on June 12, 2019 (the “2019 10-K”). The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The Company’s condensed consolidated financial statements include the accounts of Tyme Technologies, Inc. and its subsidiaries, Tyme Inc. and Luminant. All intercompany transactions and balances have been eliminated in consolidation.

Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended March 31, 2019 included in the Company’s 2019 10-K.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation relating to severance payable of $95,021. These reclassifications have no effect on the previously reported net loss or cash flows.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated financial statements for cash, accounts payable, and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The fair value of the severance payable approximates the carrying value, which represents the present value of future severance payments. The fair value of the derivative liability is discussed in Note 6.

Derivative Warrant Liability

Certain freestanding common stock warrants that are related to the issuance of common stock are classified as liabilities and recorded at fair value due to characteristics that require liability accounting, primarily the obligation to issue registered shares of common stock upon notification of exercise and certain price protection provisions. Warrants of this type are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) in the consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant. The Company utilizes Level 3 fair value criteria to measure the fair value of the warrants.

As noted in Note 8, Stockholders’ Equity, the Company classifies a warrant to purchase shares of its common stock as a liability on its condensed consolidated balance sheet if the warrant is a free-standing financial instrument that contains certain price protection features which cause the warrants to be treated as derivatives. Each warrant of this type is initially recorded at fair value on date of grant using the Monte Carlo simulation model, and is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense) in the consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

Recent Accounting Pronouncements

The Company adopted ASU 2016‑02, Leases (Topic 842) (“ASU 2016-02”) on April 1, 2019. For its long-term operating leases, the Company recognized an operating lease right-of-use asset and an operating lease liability on its condensed consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The Company determines the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.

Fixed rent expense for the Company's operating leases is recognized on a straight-line basis over the term of the lease and is included in operating expenses on the condensed consolidated statements of operations. Variable lease payments including lease operating expenses are recorded as incurred.

The Company elected the optional practical expedients to forgo applying guidance in Topic 842 to short-term leases (leases 12 or fewer months at commencement and no purchase option). The package of expedients allows an entity to forgo reassessing (1) whether a contract contains a lease, (2) classification of leases, and (3) whether capitalized costs associated with a lease meet the definition of “initial direct costs” in Topic 842.

The Company elected to use the optional transition method and therefore prior period amounts continue to be reported in accordance with the historic accounting under the previous lease guidance, ASC 840, Leases (Topic 840).

Upon adoption, the Company recognized an operating right-of use asset and operating lease liability in its condensed consolidated balance sheet of approximately $0.4 million and $0.1 million, respectively. The Company also classified prepaid rent of $0.3 million as an operating right-of-use asset upon adoption. There were no adjustments to the Company’s opening accumulated deficit upon adoption.

The impact of the adoption of Topic 842 on the condensed consolidated balance sheets as of April 1, 2019 is as follows:

	April 1, 2019		April 1, 2019
	Prior to Adoption of ASC 842	ASC 842 Adjustment	As Adjusted
Prepaid rent	$343,903	$(343,903)	$—
Deferred rent	$—	$—	$—
Operating right-of-use assets	$—	$447,897	$447,897
Operating lease liability	$—	$103,994	$103,994

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. This ASU is effective for the Company beginning with the quarter ending June 30, 2020. The Company has adopted this ASU effective April 1, 2019 and there was no impact on the consolidated financial statements.

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended June 30,
	2019	2018
Basic and diluted net loss per common share calculation:
Net loss	$(3,191,986)	$(6,722,796)
Weighted average common shares outstanding — basic and diluted:	111,862,541	101,226,479
Net loss per share of common stock — basic and diluted	$(0.03)	$(0.07)

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing net loss attributable to the Company by the weighted average number of shares of Company common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period. During the periods presented, the calculation excludes any potential dilutive common shares and any equivalents as they would have been anti-dilutive.

   Warrants issued in April 2019 participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors on the Corporation’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in the earnings of the Company and, therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the Warrants for the three months ended June 30, 2019 as results of operations was a loss for the period.

The following outstanding securities at June 30, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

	June 30 ,
	2019	2018
Stock options	11,460,807	7,305,472
Warrants	12,421,172	5,615,641
Total	23,881,979	12,921,113

Note 4. Accounts Payable and Other Current Liabilities

Accounts payable (including accounts payable to a related party – see Note 11) and other current liabilities consisted of the following:

	June 30, 2019	March 31, 2019
Legal	$808,941	$602,129
Consultant and professional services	122,089	170,257
Accounting and auditing	255,971	331,119
Research and development	1,243,031	1,907,787
Board of Directors and Scientific Advisory Board Compensation	479,343	489,393
Other	254,164	191,623
Total	$3,163,539	$3,692,308

Note 5. Severance Payable

On March 15, 2019 the Company entered into a Release Agreement related to the separation of employment of its then-Chief Operating Officer. The agreement provides for salary continuance for five years, reimbursement of health benefits for three years and a modification to his outstanding stock options to extend the post-termination exercise period for his vested options from three months to five years. The Company recorded severance expense at its present value of $2.5 million (using a discount rate of 6%) for the year ended March 31, 2019, including $0.4 million relating to the stock option modification. The severance liability payable as of June 30, 2019 and March 31, 2019 was $1.9 million and $2.1 million, respectively.

Note 6. Fair Value Measurements

The carrying amounts reported in the Company’s consolidated financial statements for cash, accounts payable, and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The fair value of the severance payable approximates the carrying value, which represents the present value of future severance payments. The fair value of the derivative liability is discussed below.

Fair value is defined as the price that would be received if selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1), and the lowest priority to unobservable inputs (Level 3). The Company’s financial assets are classified within the fair value hierarchy based on the lowest level of inputs that is significant to the fair value measurement. The three levels of the fair value hierarchy, and their applicability to the Company’s financial assets, are described below.

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date of identical, unrestricted assets.

Level 2: Quoted prices for similar assets, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to the security.

Level 3: Pricing inputs are unobservable for the assets. Level 3 assets include private investments that are supported by little or no market activity. Level 3 valuations are for instruments that are not traded in active markets or are subject to transfer restrictions and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no material re-measurements of fair value with respect to financial assets and liabilities, during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. Other than the warrants issued in connection with the issuance of common stock from underwritten registered offering which closed on April 2, 2019, the Company had no assets or liabilities classified as Level 3 as of March 31, 2019 or June 30, 2019. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended June 30, 2019.

The fair value of the warrants is considered a Level 3 valuation and was determined using a Monte Carlo simulation model. This model incorporated several assumptions at each valuation date including: the price of the Company’s common stock on the date of valuation, its expected volatility, the remaining contractual term of the warrant, the risk free interest rate over the term and estimates of the probability of fundamental transactions occurring (See Note 8 for further discussion of the issuance of common stock from underwritten registered offering).

The Company’s financial instruments measured at fair value on a recurring basis are as follows:

Description	Total	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
(in thousands)
June 30, 2019
Warrant liability	$4,345	—	—	$4,345
March 31, 2019
Warrant liability	—	—	—	—

The following table summarizes activity for liabilities measured at fair value using Level 3 significant unobservable inputs:

June 30, 2019
(in thousands)
Beginning balance, March 31, 2019	$-
Fair value of liability-classified warrants issued with common stock	7,283
Change in fair value of warrant liability	(2,938)
Ending balance	$4,345

Note 7. Debt

Insurance Note Payable

During the year ended March 31, 2019, the Company entered into a short-term financing arrangement with its insurance carrier related to payment of premium for its Director and Officer liability insurance coverage totaling $0.6 million for the policy year ending on March 18, 2020. As of June 30, 2019 and March 31, 2019, there remained a balance of $0.2 million and $0.6 million, respectively, recorded to Insurance note payable on the accompanying consolidated balance sheets.

Note 8. Stockholders’ Equity

At each of June 30, 2019 and March 31, 2019, 12,391,405 and 4,469,836, respectively, of common stock purchase warrants relating to securities purchase agreements were outstanding and exercisable.

The following summarizes the common stock warrant activity for the three months ended June 30, 2019:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2019	4,499,603	$3.42
Granted	8,000,000	2.00
Exercised	(78,431)	3.00
Outstanding at June 30, 2019	12,421,172	$2.51

At-the-Market Financing Facility

On November 2, 2017, the Company entered into the Equity Distribution Agreement with Canaccord, to commence the ATM Financing Facility. For the three months ended June 30, 2019, the Company did not sell shares under ATM Financing Facility. At June 30, 2019 and March 31, 2019, there remained approximately $17.9 million of availability to sell shares through the facility. In the year ended March 31, 2019, the Company raised approximately $5.8 million in gross proceeds through the ATM via sale of 2,383,884 shares of our common stock. The Company incurred $0.2 million of related costs which offset the proceeds. Under the ATM Financing Facility, the Company is not required to issue the full available amount authorized and it may be cancelled at any time.

Warrants

The Company has warrants to purchase its common stock outstanding as of June 30, 2019, as follows:

Issued	Classification	Warrants Outstanding	Exercise Price	Expiration
December 2015	Equity	446,500	$5.00	December 2025
February 2016	Equity	491,151	5.00	February 2026
March 2017	Equity	3,245,288	3.00	September 2019
April 2017	Equity	238,233	3.00	September 2019
April 2019	Liability	8,000,000	2.00	April 2024

April 2019 - Registered Offering

In April 2019, the Company completed an underwritten registered offering, (the “Offering”) of 8,000,000 shares of common stock at a price of $1.50 per share. The total net proceeds of the offering were $11.3 million after deducting underwriter’s discounts and before expenses related to the offering.

As part of the Offering, the investors received warrants to purchase up to 8,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Warrants”).

The Warrants participate with common stock on a one-for-one basis for distribution dividends or other assets of the Company.

The exercise price of the Warrants is subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of the Company’s common stock. Subject to certain exceptions, if the Company issues or sells common stock or other securities convertible into common stock during the term of the Warrants at a per share price less than the exercise price of the Warrants, or if the Company subsequently reduces the exercise price of equity-linked instruments that were outstanding on April 2, 2019, the exercise price of the Warrants will be reduced to such lower sale or exercise price.

The Company determined that the Warrants should be recorded as a derivative liability on the condensed consolidated balance sheet due to the Warrants’ contractual provisions requiring issuance of registered common shares upon exercise and certain price protection rights. At the issuance date, the Warrants were recorded at the fair value of $7.3 million as determined using the Monte Carlo pricing simulation. The Warrants were re-measured at June 30, 2019 and the change in fair value of $2.9 million was recorded as a component of other income (expense) within the condensed consolidated statement of operations.

The following table details key inputs and assumptions used in the Monte Carlo simulation models used to estimate the fair value of the Warrant Liability as of June 30, 2019 and April 2, 2019, respectively:

	June 30, 2019	April 2, 2019
Stock price	$1.22	$1.85
Volatility	56%	48%
Remaining term (years)	4.76	5.00
Expected dividend yield	—	—
Risk-free rate	1.75%	2.28%

Note 9. Commitments and Contingencies

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities.

On June 30, 2019, the Company amended the Clinical Research Funding and Drug Supply Agreement dated October 9, 2018, with Pancreatic Cancer Action Network (“PanCAN”), to enroll individuals diagnosed with pancreatic cancer in a platform style clinical research study. Stage 1 of the study is expected to start in the second half of calendar year 2019. After taking into consideration amounts already paid, the remaining estimated cost to the Company is approximately $7.0 million, subject to enrollment adjustments.

Purchase Commitments

The Company has entered into three contracts with manufacturers to supply certain components used in SM- 88 in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods. Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The contracts are structured to match clinical supply needs for our ongoing trials and we expect the timing of associated payments to predominately occur during fiscal year 2020. Total outstanding future obligations associated with the contracts were $2.5 million at June 30, 2019.

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

Note 10. Leases

The Company leases office space in New York and office space and furniture in New Jersey. The New York rent obligation has been prepaid through August 30, 2020, the end of the lease. The New Jersey leases expire in February 2021.

Total company rent expense for the three months ended June 30, 2019 and 2018, including short term rentals was approximately $76,000 and $43,000, respectively.

Operating lease right-of-use (“ROU”) assets and liabilities on the condensed consolidated balance sheet represents the present value of the remaining lease payments over the remaining lease terms. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. Payments for additional monthly fees to cover the Company's share of certain facility expenses are not included in operating lease right-of-use assets and liabilities. The Company uses its incremental borrowing rate of 6.0% to calculate the present value of its lease payments, as the implicit rates in the leases are not readily determinable.

As of June 30, 2019, the future minimum lease payments under non-cancellable operating lease agreements for which the Company has recognized operating lease right-of-use assets and lease liabilities were as follows:

Quarter ended June 30, 2019
Remainder of 2020	$44,000
2021	58,000
2022	—
Total remaining lease payments	102,000
Less: present value adjustment	(5,000)
Total operating lease liabilities	97,000
Less: current portion	(55,000)
Operating lease liabilities, net of current portion	$42,000

Note 11. Related Party Transactions

Legal

Drinker Biddle & Reath LLP (“DBR”) has provided legal services to the Company. A partner of DBR was a member of the Board of Directors and had received, and was entitled to receive in the future, cash compensation payable to non-employee directors generally and equity compensation payable to non-employee directors under the 2016 Director Plan. See Note 10, Equity Incentive Plan. On September 10, 2018, the Company entered into an employment agreement with the partner and he was appointed as the Company’s Chief Legal Officer and Secretary.  He ceased to be a non-employee director on September 10, 2018 and he resigned as a member of the Board, effective September 30, 2018. On September 1, 2018, the partner resigned from the partnership of DBR and he assumed the consulting role “of Counsel” with the firm.  During the three months ending June 30, 2019 and 2018, approximately $152,000, and $400,000, respectively, have been incurred as legal fees associated with DBR. At June 30, 2019 and March 31, 2019, the Company had approximately $377,000 and $325,000, respectively, in accounts payable and accrued expenses payable to DBR.

Note 12. Equity Incentive Plan

Stock Options

As of June 30, 2019, there was approximately $8.3 million of total unrecognized compensation expense related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average service period of 1.09 years. As of June 30, 2019, there were 5,181,012 shares available for grant under the Equity Incentive Plans.

Stock based compensation expense recognized was as follows:

	Three Months Ended June 30,
	2019	2018
General and administrative	$955,000	$1,661,000
Research and development	670,000	677,000
Total	$1,625,000	$2,338,000

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. For employees and non-employees, the compensation expense is amortized on a straight-line basis over the requisite service period, which approximates the vesting period. The Company accounts for forfeitures as they occur, rather than estimating forfeitures as of an award’s grant date.

The expected volatility of options granted has been determined using the method described under ASC 718 using the expected volatility of similar companies. The expected term of options granted to employees, non-employees and consultants in the current fiscal period has been based on the term by using the simplified method as allowed under SAB No. 110 and ASU 2018-7.

The weighted average assumptions used to determine such values are presented in the following table:

	June 30, 2019	June 30, 2018
Risk free interest rate	1.91% - 2.38%	2.87%
Expected volatility	71.65% - 76.22%	75.09%
Expected term (in years)	2.5 - 6	5.91
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of June 30, 2019:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2019	8,953,527	$4.13
Granted	2,507,280	1.55
Outstanding at June 30, 2019	11,460,807	3.57
Options exercisable at June 30, 2019	6,095,259	4.65

		Stock Options Outstanding			Stock Options Vested
Range of Exercise Price	Number Outstanding at June 30, 2019	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at June 30, 2019	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.04 - $8.75	11,460,807	$3.57	8.11	$-	6,095,259	$4.65	$-

The intrinsic value calculated as the excess of the market value as of June 30, 2019 over the exercise price of the options, is zero. The market value per share as of June 30, 2019 was $1.22 as reported by the NASDAQ Capital Market.

Note 13. Income Taxes

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company weighed available positive and negative evidence and concluded that a full valuation allowance should continue to be maintained on its net deferred tax assets.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. As of June 30, 2019, the Company’s uncertain tax positions remain unchanged. Due to the full valuation allowance, none of the gross unrecognized tax benefits would affect the effective tax rate at June 30, 2019, if recognized.

The Company had no income tax related penalties or interest for periods presented in these condensed consolidated financial statements related to uncertain tax positions due to available net operating loss carryforwards, which would be recorded as tax expense should the Company accrue for such items.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The disclosures in this Quarterly Report are complementary to those made in our Annual Report on Form 10-K filed with the SEC on June 12, 2019 (the “2019 10-K”). You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report and of our 2019 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “TYME” or “Tyme Technologies” refer to Tyme Technologies, Inc. together with its subsidiaries. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

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

Our lead clinical CMBT program, SM-88 (racemetyrosine), is a novel, oral, monotherapy investigational agent that has been studied in clinical trials for over five years in approximately 180 cancer patients. TYME recently completed enrollment for two Phase II clinical trials in prostate and pancreatic cancer, and the Company is preparing for pivotal studies for SM-88 in pancreatic cancer during the second half of calendar year 2019. One of these pivotal trials is focused on patients with third-line pancreatic cancer and would be an amendment to the ongoing TYME-88-Panc trial (Part 2). The Company has also partnered with PanCAN to study SM-88 in an adaptive pivotal trial known as Precision PromiseSM starting as second-line monotherapy and could expand to first-line combination therapy with standard of care. A Phase II investigator-initiated trial evaluating SM-88 monotherapy in late- stage sarcomas was launched in May 2019, under the direction of principal investigator Dr. Sant Chawla and in collaboration with The Joseph Ahmed Foundation (“JAF”). All of SM-88’s current clinical programs study SM-88 in use with three low dose conditioning agents: methoxsalen, phenytoin, and sirolimus (hereafter, referred to as “MPS”). We are actively evaluating the expansion of our clinical program to other cancers as SM-88 has demonstrated complete or partial responses in 15 different forms of cancer with a well-tolerated safety profile.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, warrant liability, and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in our 2019 10-K.

Derivative Warrant Liability

Certain freestanding common stock warrants that are related to the issuance of common stock are classified as liabilities and recorded at fair value due to characteristics that require liability accounting, primarily the obligation to issue registered shares of common stock upon notification of exercise and certain price protection provisions. Warrants of this type are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) in the consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant. The Company utilizes Level 3 fair value criteria to measure the fair value of the warrants.

As noted in Item 1. Note 8, Stockholders’ Equity, the Company classifies a warrant to purchase shares of its common stock as a liability on its condensed consolidated balance sheet if the warrant is a free-standing financial instrument that contains certain price protection features which cause the warrants to be treated as derivatives. Each warrant of this type is initially recorded at fair value on date of grant using the Monte Carlo simulation model, and is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense) in the consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

Recent Developments

Consistent with our overall corporate mission of developing effective cancer therapies that can extend patients’ lives while not compromising on the quality of life gained, during the three months ended June 30, 2019 and subsequently, we note the following activities:

o

On July 4, 2019, TYME reported encouraging survival and safety results for Part 1 of TYME-88-Panc, a Phase II trial in advanced pancreatic cancer, at the European Society of Medical Oncology 21st World Congress on Gastrointestinal Cancer.  The Company plans to initiate a pivotal trial for SM-88 in pancreatic cancer in the third quarter of fiscal 2019 by amending its ongoing TYME-88-Panc trial (Part 2).

o	TYME, JAF and the Sarcoma Oncology Research Center, Santa Monica, CA announced the initiation of HopES, a Phase II trial evaluating SM-88 for patients with high-risk sarcomas
o

U.S. Patent No.10,307,465 was issued for treating cancer using any tyrosine hydroxylase inhibitors, such as TYME’s lead compound SM-88 (racemetyrosine), by making cancer cells more accessible to oxidative stress

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net loss for the three months ended June 30, 2019 was $3,192,000 compared to $6,723,000 for the three months ended June 30, 2018. The decrease in the net loss for the three months ended June 30, 2019, as compared to the net loss for the three months ended June 30, 2018 is due to the change in fair value of the warrant liability and decreased operating costs and expenses as highlighted below.

Revenues

During the three month periods ended June 30, 2019 and 2018, the Company did not realize any revenues from operations. We do not anticipate any revenues until such time as one of our products has been approved for marketing by appropriate regulatory authorities, or we enter into a collaboration or licensing arrangements, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended June 30, 2019, operating costs and expenses totaled $6,177,000 compared to $6,719,000 for the three months ended June 30, 2018, a decrease of $542,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $2,721,000 for the three months ended June 30, 2019, compared to $3,011,000 for the three months ended June 30, 2018, a decrease of $290,000. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:

o

Study and consulting expenses were $1,471,000 for the three months ended June 30, 2019, compared to $1,939,000 for the three months ended June 30, 2018, a decrease of $468,000 between the comparable periods. The decrease is mainly attributable to timing of our TYME-88-Panc Phase II and Prostate clinical trials.

o

Salary and salary related expenses for research and development personnel were $580,000 for the three months ended June 30, 2019, compared to $388,000 for the three months ended June 30, 2018, an increase of $192,000 between the comparable periods, primarily due to costs associated with an increased employee base, including a fiscal year bonus quarterly bonus accrual partially offset by research and development payroll tax credit.

o

Included in research and development expense for the three months ended June 30, 2019 is $670,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $677,000 for the three months ended June 30, 2018, a decrease of $7,000 between comparable periods. The increase in expense related to new grants was offset by the decrease associated with prior year’s fully vested grants.

•

General and administrative expenses were $3,457,000 for the three months ended June 30, 2019, compared to $3,708,000 for the three months ended June 30, 2018, a decrease of $251,000. The general and administrative expenses for the respective periods include:

o

Stock based compensation expense related to stock options and warrants was $955,000 for the three months ended June 30, 2019 compared to $1,661,000 for the three months ended June 30, 2018, a decrease of $706,000, primarily attributable to the prior year expense associated with fully vested options granted to the Board of Directors during the three months ended June 30, 2018.

o

During the three months ended June 30, 2019, other general and administrative expenses were $2,502,000 compared to $2,047,000 in the same period in the prior year. The increase of approximately $455,000 primarily resulted from higher employee related costs including quarterly bonus accrual associated with increased employee base and warrant issuance costs, partially offset by lower legal and other professional fees.

Other income (expense)

For the three months ended June 30, 2019, the Company had $2,938,000 of income relating to the change in fair value of the warrant liability during the period, compared to $0 for the three months ended June 30, 2018.

For the three months ended June 30, 2019, the Company had interest income on cash accounts of $80,000, compared to $0 for the three months ended June 30, 2018.

For the three months ended June 30, 2019, the Company had interest expense of $33,000 primarily related to the amortization of the severance payable discount, compared to $3,627 for the three months ended June 30, 2018.

Adjusted Net Loss and Adjusted Net Loss per Share

   Adjusted net loss for the three months ended June 30, 2019 was $4,505,000 or $0.04 per share compared to $4,385,000 or $0.04 per share for the three months ended June 30, 2018, after adjusting for change in fair value of warrant liability and amortization of employees, directors and consultants stock options. Adjusted net loss and adjusted net loss per share are non-GAAP measures. See “Use of Non-GAAP Measures” below for a reconciliation to the comparable GAAP measures.

Use of Non-GAAP Measures

   Adjusted net loss and adjusted net loss per share as presented in this report are non-GAAP measures. The adjustments relate to the change in fair value of warrant liabilities and amortization of employees, directors and consultants stock based compensation. These financial measures are presented on a basis other than in accordance with U.S. generally accepted accounting principles ("Non-GAAP Measures"). In the reconciliation tables that follow, we present adjusted net loss and adjusted net loss per share, reconciled to their comparable GAAP measures, net loss and net loss per share. These items are adjusted because they are not operational or because they are significant non-cash charges and management believes these adjustments are meaningful to understanding the Company's performance during the periods presented. These Non-GAAP Measures should be considered a supplement to, not a substitute for, or superior to, the corresponding financial measures calculated in accordance with GAAP. Our definitions of adjusted net loss and adjusted loss per share may not be comparable to similar measures reported by other companies.

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended June 30,
	2019	2018
Net loss (GAAP)	$(3,192,000)	$(6,723,000)
Adjustments:
Change in fair value of warrant liability	(2,938,000)	—
Amortization of employees, directors and consultants stock options	1,625,000	2,338,000
Adjusted net loss (non-GAAP)	$(4,505,000)	$(4,385,000)

Reconciliation of Net Loss Per Share to Adjusted Net Loss Per Share
	Three Months Ended June 30,
	2019	2018
Net loss per share (GAAP)	$(0.03)	$(0.07)
Adjustments:
Change in fair value of warrant liability	(0.02)	—
Amortization of employees, directors and consultants stock options	0.01	0.03
Adjusted net loss per share (non-GAAP)	$(0.04)	$(0.04)

   The Non-GAAP Measures for the three months ended June 30, 2019 and 2018 provide management with additional insight into the Company’s results of operations from period to period by excluding certain non-operational and non-cash charges, and are calculated using the following adjustments to net loss:

   a)   The warrants issued as part of an equity offering on April 2, 2019 are measured at fair value using a Monte Carlo model which takes into account, as of the valuation date, factors including the current exercise price, the remaining contractual term of the warrant, the current price of the underlying stock, its expected volatility, the risk-free interest rate for the term of the warrant and the estimates of the probability of fundamental transactions occurring.  The warrant liability is revalued at each reporting period or upon exercise.  Changes in fair value are recognized in the consolidated statements of operations and are excluded from adjusted net loss and adjusted net loss per share.

   b)   The Company uses the Black-Scholes option pricing model to determine fair value of stock options granted.  For employees and non-employees, the compensation expense is amortized over the requisite service period which approximates the vesting period. The expense is excluded from adjusted net loss and adjusted net loss per share.

   Adjusted basic net loss per share is computed by dividing adjusted net loss by the weighted average number of shares of Company common stock outstanding for the period, and adjusted diluted loss per share is computed by also including common stock equivalents outstanding for the period. During the periods presented, the calculation excludes any potential dilutive common shares and any equivalents as they would have been anti-dilutive as the Company incurred losses for the periods then ended.

Liquidity and Capital Resources

At June 30, 2019, we had cash of $19.5 million, working capital of $16.3 million, and stockholders’ equity of $12.0 million.

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Three Months Ended June 30,
	2019	2018
Net cash (used in) provided by operating activities	$(5,603,000)	$(6,310,000)
Net cash (used in) provided by investing activities	—	(15,000)
Net cash (used in) provided by financing activities	10,767,000	(211,000)

Operating Activities

Our cash used in operating activities in the three months ended June 30, 2019 totaled $5.6 million, which is the sum of (i) our net loss of $3.2 million, adjusted for non-cash income of $2.9 million (related to change in fair value of warrant liability) and non-cash expenses totaling $1.6 million (principally amortization of stock-based compensation), and (ii) changes in operating assets and liabilities of $1.1 million, primarily due to payment of accrued 2019 bonuses for $1.5 million in the quarter.

Our cash used in operating activities in the three months ended June 30, 2018 totaled $6.3 million, which is the sum of (i) our net loss of $6.7 million, adjusted for non-cash expenses totaling $2.3 million (principally amortization of stock-based compensation, including immediately vested options granted to the Board of Directors), and (ii) changes in operating assets and liabilities of $1.9 million, primarily due to the payment of accrued 2018 bonuses for $1.2 million in the first quarter of 2019.

Investing Activities

No cash was used in investing activities for the three months ended June 30, 2019.

During the three months ended June 30, 2018, our investing activities consisted of purchases of $16,000 of machinery and equipment.

Financing Activities

   In April 2019, the Company raised $11.3 million after underwriting discounts and before offering expenses through an underwritten registered offering of 8,000,000 shares of our common stock and 8,000,000 common stock purchase warrants (each a “Warrant”). Each Warrant entitles its holder to purchase one share of Common Stock (each, a “Warrant Share”) at an exercise price of $2.00 per Warrant Share. The warrants expire five years from the date of issuance and vest immediately. The warrants are recorded as a derivative liability on the statement of balance sheet and will be subject to remeasurement.

   During the three months ended June 30, 2019, the Company made payments of $401,000 on the Insurance Note Payable related to premiums for its Director and Officer liability insurance coverage.

We anticipate requiring additional capital to further fund the development of our product candidates, as well as to engage in potential partnerships or collaborations. Significant funding will be needed in connection with completing Phase II clinical trials of our SM-88 drug candidate for pancreatic cancer and prostate cancer, participating in the Precision Promise adaptive pivotal pancreatic trial platform sponsored by PanCAN, participating in an investor-initiated clinical trial of SM-88 in sarcoma, and conducting additional or related studies and investigations, including small-scale pre-clinical studies related to the mechanism of action of our lead clinical program SM-88 and other potential drug candidates. The Company’s financing needs also relate to expenses associated with initiation of Part 2 of its TYME-88-Panc trial SM-88, which will be a pivotal trial for patients with third line pancreatic cancer. Both Precision

Promise and the SM-88 pivotal trial for patients with third line pancreatic cancer are expected to launch in the second half of calendar year 2019. The greater scale of these trials is expected to lead to increased costs, including providing SM-88 for use by the subjects. Furthermore, if we determine to move beyond the pre-clinical stage for any of our pre-clinical trials, our liquidity requirements will be increased.

Primarily as a result of its active clinical trials, the launch of the Precision Promise trial, and the initiation of Part 2 of the Company’s ongoing Phase II trial in pancreatic cancer to initiate as a pivotal trial for patients with third line pancreatic cancer, as well as other business developments, the Company currently anticipates that its quarterly cash usage, or “cash burn rate”, will increase in fiscal 2020 compared to fiscal 2019 and is expected to approximate $5.0 million to $6.0 million per quarter.

During the three months ended June 30, 2018, there were $211,000 of financing activities, consisting of payments related to premiums for its Director and Officer liability insurance coverage.

Liquidity and Capital Requirements Outlook

The Company has historically funded its operations primarily through equity offerings of its common stock. Previously, on November 2, 2017, the Company entered into an equity distribution agreement (“Equity Distribution Agreement”) with Canaccord Genuity Inc. (“Canaccord”), to commence an at-the-market offering (the “ATM Financing Facility”) pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, having an aggregate offering price up to $30,000,000, through Canaccord, as the Company’s sales agent. In the year ended March 31, 2018, the Company raised approximately $6,152,000 in gross proceeds through the ATM.  During the fiscal year ending March 31, 2019, the Company raised approximately $5,844,000 in gross proceeds from the facility. At June 30, 2019, there remained approximately $17.9 million of availability to sell shares through the facility. The Company does not intend to utilize the ATM Financing Facility in the quarter ending September 30, 2019.

In April 2019, the Company raised approximately $11.3 million, net of underwriting discounts and before offering expenses, through an underwritten registered offering of 8,000,000 shares of our common stock and 8,000,000 common stock purchase warrants (each a “Warrant”). Each Warrant entitles its holder to purchase one share of Common Stock (each, a “Warrant Share”) at an exercise price of $2.00 per Warrant Share.

As of June 30, 2019, the Company has cash on hand of approximately $19.5 million and working capital of approximately $16.3 million.

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

We regularly evaluate opportunities to raise capital and obtain necessary, as well as opportunistic, financing. To meet our short and long-term liquidity needs, we currently expect to use existing cash balances and a variety of other means, including potential issuances of debt or equity securities in public or private financings, including our ATM Financing Facility, option exercises, and partnerships, collaborations and/or royalty arrangements. The demand for the equity and debt of biotechnology companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, (the “Exchange Act”) as of June 30, 2019. Based on such evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on us, our business, operating results or financial condition.

Item 1A.Risk Factors.

   Our Annual Report on Form 10-K for the year ended March 31, 2019 includes a detailed discussion of our risk factors.  At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

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

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tyme Technologies, Inc., effective April 2, 2018. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on April 2, 2018.)

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

Dated: August 8, 2019

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ben R. Taylor
Ben R. Taylor
President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Barbara Galaini
Barbara Galaini
Corporate Controller (Principal Accounting Officer)