Form 10-Q
period 2019-09-30
TYME TECHNOLOGIES, INC.
filed 2019-11-04
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2019

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

The number of shares outstanding of the registrant’s common stock on October 29, 2019 was 111,950,937.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “anticipates,” and similar expressions (including their use in the negative), are intended to identify forward-looking statements. Forward looking statements can also be identified by discussions of future matters such as the development and potential commercialization of our drug candidates (including SM-88 and Tyme-18) and of other new products, technology enhancements, possible collaborations, the timing, scope and objectives of our ongoing and planned clinical trials and other statements that are not historical. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to, that the information is of a preliminary nature and may be subject to change; uncertainties inherent in research and development, including the cost and availability of acceptable quality clinical supply and the ability to achieve adequate clinical study design and start and completion dates; the possibility of unfavorable study results, including unfavorable new clinical data and additional analyses of existing data; risks associated with early, initial data, including the risk that the final data from any clinical trials may differ from prior or preliminary study data; final results of additional clinical trials that may be different from the preliminary data analysis and may not support further clinical development; that past reported data are not necessarily predictive of future patient or clinical data outcomes; whether and when any applications or other submissions for SM-88 may be filed with regulatory authorities; whether and when regulatory authorities may approve any applications or submissions; decisions by regulatory authorities regarding labeling and other matters that could affect commercial availability of SM-88; competitive developments; and the factors described in our Form 10-K for the year ended March 31, 2019 and in this report under “Risk Factors,” and in any subsequent filings with the United States Securities and Exchange Commission and many of which are beyond our control. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report and our Annual Report on Form 10-K for the year ended March 31, 2019 and subsequent reports we file from time to time may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2019	March 31, 2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$15,308,068	$14,302,328
Prepaid rent	—	242,755
Prepaid clinical costs	296,682	592,134
Prepaid expenses and other current assets	406,185	1,001,898
Total current assets	16,010,935	16,139,115

Property and equipment, net	7,772	10,363
Prepaid rent, net of current portion	—	101,148
Prepaid clinical costs, net of current portion	1,266,025	1,266,025
Operating lease right-of-use asset	300,682	—

Total assets	$17,585,414	$17,516,651

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities (including $104,000 and $325,000 of related party accounts payable, respectively)	$3,248,696	$3,692,308
Severance payable	369,497	428,240
Accrued bonuses	858,610	1,495,248
Insurance note payable	—	597,339
Operating lease liability	60,008	—
Total current liabilities	4,536,811	6,213,135
Long-term liabilities
Severance payable	1,451,726	1,635,634
Operating lease liability, net of current portion	26,661	—
Warrant liability	4,264,205	—
Total liabilities	10,279,403	7,848,769

Commitments and contingencies (see Note 9)

Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 111,950,937 issued and outstanding at September 30, 2019, 300,000,000 authorized, 103,946,048 issued and outstanding at March 31, 2019	11,197	10,397
Additional paid in capital	102,427,576	95,472,181
Accumulated deficit	(95,132,762)	(85,814,696)
Total stockholders' equity	7,306,011	9,667,882
Total liabilities and stockholders' equity	$17,585,414	$17,516,651

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	3,117,798	3,443,516	5,838,560	6,454,203
General and administrative (including $97,000, $251,000, $249,000 and $651,000 of related party legal expenses, respectively)	3,127,454	3,569,174	6,584,178	7,277,656
Total operating expenses	6,245,252	7,012,690	12,422,738	13,731,859
Loss from operations	(6,245,252)	(7,012,690)	(12,422,738)	(13,731,859)
Other income (expenses):
Change in fair value of warrant liability	81,154	—	3,019,396	—
Interest income	67,259	—	147,496	—
Interest expense	(29,241)	(2,430)	(62,220)	(6,057)
Total other income (expenses)	119,172	(2,430)	3,104,672	(6,057)
Net loss	$(6,126,080)	$(7,015,120)	$(9,318,066)	$(13,737,916)
Basic and diluted loss per common share	$(0.05)	$(0.07)	$(0.08)	$(0.14)
Basic and diluted weighted average shares outstanding	111,950,937	101,647,555	111,906,981	101,438,168

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended September 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance, April 1, 2019	103,946,048	$10,397	$95,472,181	$(85,814,696)	$9,667,882
Issuance of common stock from underwritten registered offering, net of associated expenses of $111,227	8,000,000	800	3,884,372	—	3,885,172
Cashless exercise of warrants	4,889	—	—	—	—
Stock based compensation	—	—	1,624,961	—	1,624,961
Net loss	—	—	—	(3,191,986)	(3,191,986)
Balance, June 30, 2019	111,950,937	$11,197	$100,981,514	$(89,006,682)	$11,986,029
Stock based compensation	—	—	1,446,062	—	1,446,062
Net loss	—	—	—	(6,126,080)	(6,126,080)
Balance, September 30, 2019	111,950,937	$11,197	$102,427,576	$(95,132,762)	$7,306,011

Balance, April 1, 2018	101,226,479	$10,125	$79,293,423	$(52,831,581)	$26,471,967
Stock based compensation	—	—	2,519,269	—	2,519,269
Net loss	—	—	—	(6,722,796)	(6,722,796)
Balance, June 30, 2018	101,226,479	$10,125	$81,812,692	$(59,554,377)	$22,268,440
Issuance of common stock from at-the-market financing facility, net of associated expenses of $103,237	1,497,317	150	3,337,840	—	3,337,990
Stock based compensation	—	—	2,183,157	—	2,183,157
Net loss	—	—	—	(7,015,120)	(7,015,120)
Balance, September 30, 2018	102,723,796	$10,275	$87,333,689	$(66,569,497)	$20,774,467

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(9,318,066)	$(13,737,916)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,591	4,739
Amortization of employees, directors and consultants stock options	3,071,023	4,702,426
Change in fair value of warrant liability	(3,019,396)	—
Change in operating assets and liabilities:
Prepaid rent	—	(465,280)
Prepaid clinical costs	295,452	(634,467)
Prepaid expenses and other assets	595,713	200,430
Operating lease right-of-use asset	147,215	—
Accounts payable and other current liabilities	(443,612)	(416,287)
Severance payable	(242,651)	—
Accrued bonuses	(636,638)	(557,322)
Operating lease liability	(17,325)	—
Net cash used in operating activities	(9,565,694)	(10,903,677)

Cash flows from investing activities
Purchase of property & equipment	—	(15,544)
Net cash used in investing activities	—	(15,544)

Cash flows from financing activities
Insurance note payments	(597,339)	(324,847)
Proceeds from underwritten registered offering, net of issuance costs	11,168,773	3,337,990
Net cash provided by financing activities	10,571,434	3,013,143

Net increase (decrease) in cash and cash equivalents	1,005,740	(7,906,078)

Cash and cash equivalents - beginning	14,302,328	28,975,822
Cash and cash equivalents - ending	$15,308,068	$21,069,744

Supplemental Cash Flow Information:
Interest	$62,220	$6,057
Income taxes	$—	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

The Company’s lead clinical CMBT program, SM-88 (racemetyrosine), is a novel, oral, monotherapy investigational agent that has been studied in approximately 180 patients over five years, including Phase I and II clinical trials for pancreatic, prostate and other cancers. TYME recently launched its pivotal study for SM-88 in third-line treatment of pancreatic cancer through an amendment to its ongoing TYME-88-Panc trial (Part 2). TYME also partnered with the Pancreatic Cancer Action Network (“PanCAN”) to study SM-88 in an adaptive Phase II/III trial known as Precision PromiseSM, which the Company believes can serve as a pivotal trial. In Precision Promise, SM-88 is starting as second-line monotherapy and could expand to first-line combination therapy with standard of care. A Phase II investigator-initiated trial evaluating SM-88 monotherapy in late-stage sarcomas was also launched in May 2019, under the direction of principal investigator Dr. Sant Chawla and in collaboration with The Joseph Ahmed Foundation. Enrollment is expected to start the third quarter of fiscal year 2020. The Company has also recently completed and presented final data from its Phase II clinical trial for prostate cancer. All of SM-88’s current clinical programs, as well as its recently completed Phase II prostate cancer trial, study SM-88 in use with three low-dose conditioning agents: methoxsalen, phenytoin, and sirolimus. The Company is actively evaluating the expansion of its clinical program to other cancers as SM-88 has demonstrated complete or partial responses in 15 different forms of cancer with a well-tolerated safety profile.

The accompanying condensed consolidated financial statements include the results of operations of Tyme Technologies, Inc. and its wholly-owned subsidiaries.

Liquidity

The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically funded its operations primarily through equity offerings. In April 2019, the Company raised net proceeds of approximately $11.3 million after underwriting discounts and before expenses through an underwritten registered offering. Previously on November 2, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Canaccord Genuity Inc. (“Canaccord”), with respect to an at-the-market (“ATM”) offering pursuant to which the Company, from time to time, sold shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), having an aggregate offering price up to $30.0 million, through Canaccord, as the Company’s sales agent (the “Canaccord ATM”). In the year ended March 31, 2019, the Company raised approximately $5.8 million in aggregate gross proceeds before commissions and expenses through the Canaccord ATM and paid Canaccord aggregate commissions of $0.2 million. The Company did not sell any shares through the Canaccord ATM during the six months ended September 30, 2019 and at September 30, 2019, there remained approximately $17.9 million of availability to sell shares through the Canaccord ATM. On October 2, 2019, TYME sent notice to Canaccord that it was terminating the Equity Distribution Agreement, effective October 12, 2019. On October 18, 2019, TYME entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may, from time to time, sell shares of Common Stock through Jefferies having an aggregate offering price of up to $30.0 million (the “Jefferies ATM”) (see Note 14 - Subsequent Events). The proceeds of the aforementioned offerings are being used by the Company for continued clinical studies, drug commercialization and development activities and other general corporate and operating expenses.

For the six months ended September 30, 2019, the Company had negative cash flow from operations of $9.6 million and net loss of $9.3 million, which included non-cash income of $3.0 million (related to change in fair value of warrant liability) and $3.1 million of non-cash expenses, primarily non-cash equity compensation expense. As of September 30, 2019, the Company had working capital of approximately $11.5 million.

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

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation. These reclassifications have no effect on the previously reported net loss or cash flows.

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

Derivative Warrant Liability

Certain freestanding common stock warrants that are related to the issuance of common stock are classified as liabilities and recorded at fair value due to characteristics that require liability accounting, primarily the obligation to issue registered shares of common stock upon notification of exercise and certain price protection provisions. Warrants of this type are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) in the consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. The Company utilizes Level 3 fair value criteria to measure the fair value of the warrants.

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

Recent Accounting Pronouncements

The Company adopted ASU 2016‑02, Leases (Topic 842) on April 1, 2019. For its long-term operating leases, the Company recognized an operating lease right-of-use asset and an operating lease liability on its condensed consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The Company determines the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.

Fixed rent expense for the Company's operating leases is recognized on a straight-line basis over the term of a lease and is included in operating expenses on the condensed consolidated statements of operations. Variable lease payments including lease operating expenses are recorded as incurred.

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

The impact of the adoption of Topic 842 on the condensed consolidated balance sheets as of April 1, 2019 was as follows:

	April 1, 2019		April 1, 2019
	Prior to Adoption of ASC Topic 842	ASC Topic 842 Adjustment	As Adjusted
Prepaid rent	$343,903	$(343,903)	$—
Deferred rent	$—	$—	$—
Operating right-of-use assets	$—	$447,897	$447,897
Operating lease liability	$—	$103,994	$103,994

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

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Basic and diluted net loss per common share calculation:
Net loss	$(6,126,080)	$(7,015,120)	$(9,318,066)	$(13,737,916)
Weighted average common shares outstanding — basic and diluted:	111,950,937	101,647,555	111,906,981	101,438,168
Net loss per share of common stock — basic and diluted	$(0.05)	$(0.07)	$(0.08)	$(0.14)

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share” (“EPS”). Basic net loss per share is computed by dividing net loss attributable to the Company by the weighted average number of shares of Company Common Stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period. During the periods presented, the calculation excludes any potential dilutive common shares and any equivalents as they would have been anti-dilutive.

   Warrants issued in April 2019, discussed further in Note 8, participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors (the “Board”) on the Company’s Common Stock. For purposes of computing EPS, these warrants are considered to participate with common stock in the earnings of the Company and, therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three and six months ended September 30, 2019 as results of operations was a loss for both periods.

The following outstanding securities at September 30, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

	September 30,
	2019	2018
Stock options	12,010,807	8,105,472
Warrants	8,937,651	5,615,641
Total	20,948,458	13,721,113

Note 4. Accounts Payable and Other Current Liabilities

Accounts payable (including accounts payable to a related party – see Note 11) and other current liabilities consisted of the following:

	September 30, 2019	March 31, 2019
Legal	$247,094	$602,129
Consultant and professional services	199,757	170,257
Accounting and auditing	210,599	331,119
Research and development	1,935,831	1,907,787
Board of Directors and Scientific Advisory Board Compensation	490,125	489,393
Other	165,290	191,623
Total	$3,248,696	$3,692,308

Note 5. Severance Payable

On March 15, 2019 the Company entered into a Release Agreement related to the separation of employment of its then-Chief Operating Officer. The agreement provides for salary continuance for five years, reimbursement of health benefits for three years and a modification to his outstanding stock options to extend the post-termination exercise period for his vested options from three months to five years. The Company recorded severance expense at its present value of $2.5 million (using a discount rate of 6%) for the year ended March 31, 2019, including $0.4 million relating to the stock option modification. The severance liability payable as of September 30, 2019 and March 31, 2019 was $1.8 million and $2.1 million, respectively.

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

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. Other than the warrants issued in connection with the issuance of Common Stock from the underwritten registered offering that closed on April 2, 2019, the Company had no assets or liabilities classified as Level 3 as of March 31, 2019 or September 30, 2019. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the six months ended September 30, 2019.

The fair value of the warrants is considered a Level 3 valuation and was determined using a Monte Carlo simulation model. This model incorporated several assumptions at each valuation date including: the price of the Company’s Common Stock on the date of valuation, its expected volatility, the remaining contractual term of the warrant, the risk free interest rate over the term and estimates of the probability of fundamental transactions occurring (See Note 8 for further discussion of the issuance of Common Stock from an underwritten registered offering).

The Company’s financial instruments measured at fair value on a recurring basis are as follows:

Description	Total	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Warrant liability	$4,264,205	—	—	$4,264,205
March 31, 2019
Warrant liability	—	—	—	—

The following table summarizes activity for liabilities measured at fair value using Level 3 significant unobservable inputs:

September 30, 2019
Beginning balance, March 31, 2019	$—
Fair value of liability-classified warrants issued with common stock	7,283,601
Change in fair value of warrant liability	(3,019,396)
Ending balance	$4,264,205

Note 7. Debt

Insurance Note Payable

During the year ended March 31, 2019, the Company entered into a short-term financing arrangement with its insurance carrier related to payment of premium for its Director and Officer liability insurance coverage totaling $0.6 million for the policy year ending on March 18, 2020. As of September 30, 2019 and March 31, 2019, there remained a balance of $0 million and $0.6 million, respectively, recorded to insurance note payable on the accompanying consolidated balance sheets.

Note 8. Stockholders’ Equity

The following summarizes the common stock warrant activity for the six months ended September 30, 2019:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2019	4,499,603	$3.42
Granted	8,000,000	2.00
Exercised	(78,431)	3.00
Expired	(3,483,521)	3.00
Outstanding at September 30, 2019	8,937,651	$2.31

At each of September 30, 2019 and March 31, 2019, 8,907,884 and 4,469,836, respectively, of common stock purchase warrants relating to securities purchase agreements were outstanding and exercisable.

Warrants

The Company has warrants to purchase its common stock outstanding as of September 30, 2019, as follows:

Issued	Classification	Warrants Outstanding	Exercise Price	Expiration
December 2015	Equity	446,500	$5.00	December 2025
February 2016	Equity	461,384	5.00	February 2026
July 2016	Equity	29,767	5.00	June 2026
April 2019	Liability	8,000,000	2.00	April 2024

At-the-Market Financing Facility

During the six months ended September 30, 2019, the Company did not sell shares under Canaccord ATM. At September 30, 2019 and March 31, 2019, there remained approximately $17.9 million of availability to sell shares through the facility. In the year ended March 31, 2019, the Company raised approximately $5.8 million in gross proceeds through the Canaccord ATM via sale of 2,383,884 shares of Common Stock. The Company incurred $0.2 million of related costs which offset the proceeds. On October 2, 2019, the Company sent notice terminating the Canaccord ATM effective October 12, 2019, and on October 18, 2019, the Company commenced the Jefferies ATM (see Note 14 -Subsequent Events).

April 2019 - Registered Offering

In April 2019, the Company completed an underwritten registered offering (the “Offering”) of 8,000,000 shares of Common Stock at a price of $1.50 per share. The total net proceeds of the offering were $11.3 million after deducting underwriter’s discounts and before expenses related to the Offering.

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

The Company determined that the Warrants should be recorded as a derivative liability on the condensed consolidated balance sheet due to the Warrants’ contractual provisions requiring issuance of registered common shares upon exercise and certain price protection rights. At the issuance date, the Warrants were recorded at the fair value of $7.3 million as determined using the Monte Carlo pricing simulation. The Warrants were re-measured at September 30, 2019 and the change in fair value for the three and six months ending September 30, 2019 of approximately $81 thousand and $3.0 million, respectively, was recorded as a component of other income (expense) within the condensed consolidated statement of operations.

The following table details key inputs and assumptions used in the Monte Carlo simulation models used to estimate the fair value of the warrant liability as of September 30, 2019 and April 2, 2019, respectively:

	September 30, 2019	April 2, 2019
Stock price	$1.19	$1.85
Volatility	58%	48%
Remaining term (years)	4.51	5.00
Expected dividend yield	—	—
Risk-free rate	1.55%	2.28%

Note 9. Commitments and Contingencies

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities.

On June 30, 2019, the Company amended the Clinical Research Funding and Drug Supply Agreement dated October 9, 2018, with PanCAN, to enroll individuals diagnosed with pancreatic cancer in a platform style clinical research study. Stage 1 of the study is expected to start in the third quarter of fiscal year 2020. After taking into consideration amounts already paid, the remaining estimated cost to the Company is approximately $7.0 million, subject to enrollment adjustments, and is expected to be incurred over two years.

Purchase Commitments

The Company has entered into two contracts with manufacturers to supply certain components used in SM- 88 in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods. Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The contracts are structured to match clinical supply needs for our ongoing trials and we expect the timing of associated payments to predominately occur during fiscal year 2020. Total outstanding future obligations associated with the contracts were $2.1 million at September 30, 2019.

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

Total Company rent expense, including short term rentals, was approximately $79,000 and $156,000 for the three and six months ended September 30, 2019, respectively, and approximately $65,000 and $108,000 for the three and six months ended September 30, 2018, respectively.

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

As of September 30, 2019, the future minimum lease payments under non-cancellable operating lease agreements for which the Company has recognized operating lease right-of-use assets and lease liabilities were as follows:

September 30, 2019
Remainder of fiscal year 2020	$32,000
Fiscal year 2021	58,000
Total remaining lease payments	90,000
Less: present value adjustment	(3,000)
Total operating lease liabilities	87,000
Less: current portion	(60,000)
Operating lease liabilities, net of current portion	$27,000

Note 11. Related Party Transactions

Legal

Drinker Biddle & Reath LLP (“DBR”) has provided legal services to the Company. A partner of DBR was a member of the Company’s Board and had received, and was entitled to receive in the future, cash compensation payable to non-employee directors generally and equity compensation payable to non-employee directors under the Amended and Restated 2016 Stock Option Plan for Non-Employee Directors (the “2016 Director Plan”). See Note 12, Equity Incentive Plan. On September 10, 2018, the Company entered into an employment agreement with the partner and he was appointed as the Company’s Chief Legal Officer and Secretary.  He ceased to be a non-employee director on September 10, 2018 and he resigned as a member of the Board, effective September 30, 2018. On September 1, 2018, the partner resigned from the partnership of DBR and he assumed the consulting role “of Counsel” with the firm.  Legal fees incurred associated with DBR were approximately $97,000 and $249,000 for the three and six months ended September 30, 2019, respectively, and $251,000 and $651,000 for the three and six months ended September 30, 2018, respectively. At September 30, 2019 and March 31, 2019, the Company had approximately $104,000 and $325,000, respectively, in accounts payable and accrued expenses payable to DBR.

Note 12. Equity Incentive Plan

Stock Options

As of September 30, 2019, there was approximately $7.2 million of total unrecognized compensation expense related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average service period of 1.24 years. As of September 30, 2019, there were 4,631,012 shares available for grant under the Company’s 2015 Equity Incentive Plan and 2016 Director Plan.

Stock based compensation expense recognized was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
General and administrative	$833,000	$1,390,000	$1,788,000	$3,232,000
Research and development	613,000	793,000	1,283,000	1,470,000
Total	$1,446,000	$2,183,000	$3,071,000	$4,702,000

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

The weighted average assumptions used to determine such values are presented in the following table:

	September 30, 2019	September 30, 2018
Risk free interest rate	1.38% - 2.38%	2.86%
Expected volatility	71.14% - 76.22%	75.08%
Expected term (in years)	2.5 - 6	5.97
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of September 30, 2019:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2019	8,953,527	$4.13
Granted	3,057,280	1.48
Outstanding at September 30, 2019	12,010,807	3.46
Options exercisable at September 30, 2019	6,851,269	4.43

		Stock Options Outstanding			Stock Options Vested
Range of Exercise Price	Number Outstanding at September 30, 2019	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at September 30, 2019	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.04 - $8.75	12,010,807	$3.46	7.87	$17,500	6,851,269	$4.43	$1,000

The intrinsic value calculated as the excess of the market value as of September 30, 2019 over the exercise price of the options, is zero. The market value per share as of September 30, 2019 was $1.19 as reported by the NASDAQ Capital Market.

Note 13. Income Taxes

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company weighed available positive and negative evidence and concluded that a full valuation allowance should continue to be maintained on its net deferred tax assets.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. As of September 30, 2019, the Company’s uncertain tax positions remain unchanged. Due to the full valuation allowance, none of the gross unrecognized tax benefits would affect the effective tax rate at September 30, 2019, if recognized.

The Company had no income tax related penalties or interest for periods presented in these condensed consolidated financial statements related to uncertain tax positions due to available net operating loss carryforwards, which would be recorded as tax expense should the Company accrue for such items.

Note 14. Subsequent Events

Termination of Equity Distribution Agreement

   On October 2, 2019, the Company sent notice to Canaccord that it was terminating the equity distribution agreement, dated November 2, 2017, by and between the parties. Under the terms of the Equity Distribution Agreement, the termination became effective on October 12, 2019.

Initiation of a new ATM Facility

   On October 18, 2019, the Company entered into the Sale Agreement with Jefferies, pursuant to which the Company may, from time to time, sell shares of Common Stock, having an aggregate offering price of up to $30,000,000 through Jefferies, as the Company’s sales agent. The shares will be offered and sold by the Company pursuant to its previously filed and currently effective Registration Statement on Form S-3, as amended (Reg. No. 333-211489). Jefferies will use commercially reasonable efforts to sell the shares from time to time, based on the instructions of the Company. The Company will pay Jefferies a commission rate of three percent (3%) of the gross proceeds from the sales of shares of Common Stock sold pursuant to the Sale Agreement. Under the Sale Agreement, the Company is not required to use the full available amount authorized and it may, by giving notice as specified in the Sale Agreement, terminate the Sale Agreement at any time.

\

\\

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

Our lead clinical CMBT program, SM-88 (racemetyrosine), is a novel, oral, monotherapy investigational agent that has been studied in approximately 180 patients over five years, including Phase I and II clinical trials for pancreatic, prostate and other cancers. We recently launched our pivotal study for SM-88 in third-line treatment of pancreatic cancer through an amendment to our ongoing TYME-88-Panc trial (Part 2). We currently expect enrollment to begin in the fourth quarter of calendar year 2019, with anticipated enrollment completion by the end of calendar year 2020, and data expected in 2021. We currently estimate the cost of the TYME-88-Panc trial (Part 2) to range from $15 million to $20 million, with expected completion of enrollment by the end of calendar year 2020, and with such costs anticipated to extend through calendar year 2021. We also partnered with the Pancreatic Cancer Action Network (“PanCAN”) to study SM-88 in an adaptive Phase II/III trial known as Precision PromiseSM, which we believe can serve as a pivotal trial. In Precision Promise, SM-88 is starting as second-line monotherapy and could expand to first-line combination therapy with standard of care. A Phase II investigator-initiated trial evaluating SM-88 monotherapy in late-stage sarcomas was also launched in May 2019, under the direction of principal investigator Dr. Sant Chawla and in collaboration with The Joseph Ahmed Foundation. Enrollment is expected to start the third quarter of fiscal year 2020. We also recently completed and presented final data from our Phase II clinical trial in prostate cancer. All of SM-88’s current clinical programs, as well as its recently completed Phase II prostate cancer trial, study SM-88 in use with three low-dose conditioning agents: methoxsalen, phenytoin, and sirolimus. We are actively evaluating the expansion of our clinical program to other cancers, particularly prostate, breast and blood cancers, as SM-88 has demonstrated complete or partial responses in 15 different forms of cancer with a well-tolerated safety profile.

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

Recent Developments

Consistent with our overall corporate mission of developing effective cancer therapies that can extend patients’ lives while not compromising on the quality of life gained, during the three months ended September 30, 2019 and subsequently, we note the following activities:

Launched Pivotal Stage of TYME-88-PANC Trial to Evaluate SM-88 for Third-Line Treatment of Patients with Metastatic Pancreatic Cancer

The pivotal stage of the TYME-88-Panc trial was launched to evaluate the clinical benefits of our lead CMBT candidate, oral SM-88, for third-line treatment of patients with metastatic pancreatic cancer. We currently expect enrollment to begin in the fourth quarter of calendar year 2019, with an enrollment target of 250 patients.

Presented Final Data at the European Society for Medical Oncology Congress 2019 (“ESMO 2019”) from SM-88 Phase II Prostate Cancer Study Demonstrating Encouraging Clinical Benefit in Patients with Recurrent Prostate Cancer

We presented final data from our Phase II trial of SM-88 in patients with non-metastatic biochemical-recurrent prostate cancer at the European Society of Medical Oncology Congress held on September 27- October 1, 2019 in Barcelona, Spain. Based on data as of September 2019, the study demonstrated that SM-88 had encouraging efficacy and safety outcomes for prostate cancer patients where sparing testosterone is important. The study also showed that reduction of circulating tumor cells, which we believe is emerging as an important prognostic indicator, may prove to be a better surrogate for patient outcomes than prostate specific antigens, particularly for SM-88 and other non-hormonal agents.

Presented Supporting Data at ESMO 2019 from the TYME-88-Panc Phase II Study Demonstrating Overall Survival Trends, Well Tolerated Safety, and Quality of Life Data in Patients with Advanced Pancreatic Cancer

Phase II TYME-88-Panc is a two-part, open label study evaluating SM-88 as an oral monotherapy in patients with advanced pancreatic cancer. Part 1 was designed to determine optimal doses for pivotal testing. Data and analysis from Part 1 were presented at the European Society of Medical Oncology Congress held on September 27- October 1, 2019 in Barcelona, Spain. Based on data as of April 2019, SM-88 demonstrated encouraging overall results and a well-tolerated safety profile.

Presented Positive Circulating Tumor Cell Data from TYME-88-Panc Study in Patients with Advanced Pancreatic Cancer at the American Association for Cancer Research (“AACR”) PANC 2019

TYME also presented data based on information available as of April 2019 from Part 1 of TYME-88-Panc at the AACR Special Conference on Pancreatic Cancer in September 2019. The data demonstrated encouraging results and a well-tolerated safety profile.

Hematologist Susan O’Brien Joined TYME’s Medical Advisory Board

Dr. O’Brien has been a principal investigator for more than 40 funded clinical research protocols and has authored more than 800 articles in peer-reviewed journals, 30 invited articles, and numerous book chapters and abstracts. After 30 years at the MD Anderson Cancer Center, she is currently the Associate Director for Clinical Science for the Chao Family Comprehensive Cancer Center, Medical Director of the Sue and Ralph Stern Center for Cancer Clinical Trials and Research, and the Chao Family Endowed Chair for Cancer Clinical Science at the University of California Irvine. She is the hematology representative to the Southwest Oncology Group Executive Committee, and the Hematology Editor for the journal Cancer. She serves on the Medical Scientific Advisory

Board for the Leukemia and Lymphoma Society.

Announced New Collaboration with NYU Langone to Advance TYME’s Cancer Metabolism-Based Therapy, SM-88 to advance the development of innovative treatments for patients with metastatic cancers, including pancreatic cancer

The purpose of this academic preclinical collaboration is to help inform the development of clinical therapies, focusing on identifying potential future biomarkers or combination approaches to treat cancer.

Presented Updated Data at ESMO GI 2019 from SM-88 Phase II TYME-88-Panc study Demonstrating Encouraging Overall Survival Trends in Patients with Advanced Pancreatic Cancer

TYME presented data based on information available as of April 2019 from Part 1 of TYME-88-Panc at the European Society of Medical Oncology 21st World Congress on Gastrointestinal Cancer (ESMO GI) on July 4, 2019 in Barcelona, Spain. The data demonstrated encouraging results, a well-tolerated safety profile and that certain efficacy indicators correlated with greater overall survival.

Based on data available as of October 25, 2019, we analyzed patient responses reported in position emission topography (PET”) scans, which are utilized for the PET Response in Solid Tumors (“PERCIST”) criteria. 60% (12/20) of the evaluable patients achieved a PERCIST clinical benefit rate (“CBR”), which is defined as those patients who achieved at least a stable disease. There was a 72% reduction in the risk of death (p=0.11, HR = 0.28) as compared to those patients who did not achieve at PERCIST CBR.

TYME 18

TYME-18 is a cancer metabolism-based investigational cancer therapy designed for the intra-tumoral delivery of medicine to increase the permeability of cancer cells while delivering a therapy that will have a selective cytotoxic effect on the tumor. TYME-18 is distinct in composition, but like SM-88, it aims to enhance the susceptibility of a cancer to the highly acidic and toxic tumor microenvironment, while minimizing the impact to normal tissues.

As we announced earlier in 2019, in initial preclinical xenograft mouse studies, TYME-18 was able to completely resolve over 90 percent (11/12 mice) of established colorectal tumors within 12 days versus an average of over 600 percent growth in the control animals. Additionally, there was no detected necrosis of the normal tissue surrounding the tumor site or other identified toxicities in the animals treated with TYME-18. A subsequent study repeated the same efficacy results, with 11 of 12 TYME-18 treated mice showing complete resolution of targeted lesions. We plan to continue with the development of TYME-18 in solid tumors and to provide details of an IND-enabling program in calendar year 2020.

Results of Operations

Three and Six Months Ended September 30, 2019 Compared to Three and Six Months Ended September 30, 2018

Net loss for the three months ended September 30, 2019 was $6,126,000 compared to $7,015,000 for the three months ended September 30, 2018; and the loss for the six months ended September 30, 2019 was $9,318,000 compared to $13,738,000 for the six months ended September 30, 2018. The decreases in losses is due to decreased operating costs and expenses of $768,000 and $1,309,000 for the three and six month periods as highlighted below. The six month period loss was also reduced by the $3,000,000 change in fair value of warrant liability.

Revenues

During the three and six month periods ended September 30, 2019 and 2018, the Company did not realize any revenues from operations. We do not anticipate any revenues until such time as one of our products has been approved for marketing by appropriate regulatory authorities, or we enter into a collaboration or licensing arrangements, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended September 30, 2019, operating costs and expenses totaled $6,245,000 compared to $7,013,000 for the three months ended September 30, 2018, a decrease of $768,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $3,118,000 for the three months ended September 30, 2019, compared to $3,444,000 for the three months ended September 30, 2018, a decrease of $326,000. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:

o

Study and consulting expenses were $1,822,000 for the three months ended September 30, 2019, compared to $1,961,000 for the three months ended September 30, 2018, a decrease of $139,000 between the comparable periods. The decrease is mainly attributable to the timing of activity related to Part 1 of our TYME-88-Panc trial and our recently completed Phase II prostate clinical trial.

o

Salary and salary related expenses for research and development personnel were $675,000 for the three months ended September 30, 2019, compared to $653,000 for the three months ended September 30, 2018, an increase of $22,000 between the comparable periods, primarily due to costs associated with an increased employee base, partially offset by a research and development payroll tax credit.

o

Included in research and development expense for the three months ended September 30, 2019 is $613,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $793,000 for the three months ended September 30, 2018, a decrease of $180,000 between comparable periods. The decrease in expense is associated with the prior year’s fully vested grants having no current year expense, partially offset by new grants issued in the current year.

•

General and administrative expenses were $3,127,000 for the three months ended September 30, 2019, compared to $3,569,000 for the three months ended September 30, 2018, a decrease of $442,000. The general and administrative expenses for the respective periods include:

o

Stock based compensation expense related to stock options and warrants of $833,000 for the three months ended September 30, 2019 compared to $1,390,000 for the three months ended September 30, 2018, a decrease of $557,000, primarily attributable to higher prior year expense associated with modification of vesting provisions of previously-issued grants and the granting of fully-vested options to the Board of Directors during the three months ended September 30, 2018.

o

During the three months ended September 30, 2019, other general and administrative expenses were $2,294,000 compared to $2,179,000 in the same period in the prior year. The increase of approximately $115,000 primarily resulted from higher employee related costs associated with increased employee base and higher professional services, partially offset by lower bonus accruals (due to timing), as well as lower legal and other professional fees.

For the six months ended September 30, 2019, operating costs and expenses totaled $12,423,000 compared to $13,732,000 for the six months ended September 30, 2018, a decrease of $1,309,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $5,839,000 for the six months ended September 30, 2019, compared to $6,454,000 for the six months ended September 30, 2018, a decrease of $615,000. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:
o

Study and consulting expenses were $3,295,000 for the six months ended September 30, 2019, compared to $3,899,000 for the six months ended September 30, 2018, a decrease of $604,000 between the comparable periods. The decrease is mainly attributable to the timing of activity related to Part 1 of our TYME-88-Panc Phase II and our recently completed Phase II prostate clinical trial.

o

Salary and salary related expenses for research and development personnel were $1,254,000 for the six months ended September 30, 2019, compared to $1,030,000 for the six months ended September 30, 2018, an increase of $224,000 between the comparable periods, primarily due to costs associated with an increased employee base, partially offset by a research and development payroll tax credit.

o

Included in research and development expense for the six months ended September 30, 2019 is $1,283,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $1,470,000 for the six months ended September 30, 2018, a decrease of $187,000 between comparable periods. The decrease in expense is associated with the prior year’s fully vested grants having no current year expense, partially offset by new grants issued in the current year.

•

General and administrative expenses were $6,584,000 for the six months ended September 30, 2019, compared to $7,278,000 for the six months ended September 30, 2018, a decrease of $694,000. The general and administrative expenses for the respective periods include:

o

Stock based compensation expense related to stock options was $1,788,000 for the six months ended September 30, 2019 compared to $3,232,000 for the six months ended September 30, 2018, a decrease of $1,444,000, primarily due to higher expenses in the prior year associated with modification of vesting provisions of previously-issued grants and the granting of fully-vested options to the Board of Directors in the six months ended September 30, 2018.

o

During the six months ended September 30, 2019, other general and administrative expenses were $4,796,000 compared to $4,046,000 in the same period in the prior year. The increase of approximately $750,000 primarily resulted from higher employee-related costs associated with our increased employee base, higher professional fees, and warrant issuance costs. These costs were partially offset by lower legal and accounting and auditing services.

Other income (expense)

For the three and six months ended September 30, 2019, the Company had $81,000 and $3,019,000 of income relating to the change in fair value of the warrant liability during the period, compared to $0 for the three and six months ended September 30, 2018.

For the three and six months ended September 30, 2019, the Company had interest income on cash accounts of $67,000 and $148,000 compared to $0 for both the three and six months ended September 30, 2018.

For the three and six months ended September 30, 2019, the Company had interest expense of $29,000 and $62,000 primarily related to the amortization of the severance payable discount, compared to $2,000 and $6,000 for the three and six months ended September 30, 2018.

Adjusted Net Loss and Adjusted Net Loss per Share

   Adjusted net loss for the three months ended September 30, 2019 was $4,761,000 or $0.04 per share compared to $4,832,000 or $0.05 per share for the three months ended September 30, 2018. Adjusted net loss for the six-month period ended September 30, 2019 was $9,266,000 or $0.08 per share compared to $9,036,000 or $0.09 per share for the same period in the prior year, after adjusting for change in fair value of warrant liability and amortization of employees, directors and consultants stock options. Adjusted net loss and adjusted net loss per share are non-GAAP measures. See “Use of Non-GAAP Measures” below for a reconciliation to the comparable GAAP measures.

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

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net loss (GAAP)	$(6,126,000)	$(7,015,000)	$(9,318,000)	$(13,738,000)
Adjustments:
Change in fair value of warrant liability	(81,000)	—	(3,019,000)	—
Amortization of employees, directors and consultants stock options	1,446,000	2,183,000	3,071,000	4,702,000
Adjusted net loss (non-GAAP)	$(4,761,000)	$(4,832,000)	$(9,266,000)	$(9,036,000)

Reconciliation of Net Loss Per Share to Adjusted Net Loss Per Share
	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net loss per share (GAAP)	$(0.05)	$(0.07)	$(0.08)	$(0.14)
Adjustments:
Change in fair value of warrant liability	*	—	(0.03)	—
Amortization of employees, directors and consultants stock options	0.01	0.02	0.03	0.05
Adjusted net loss per share (non-GAAP)	$(0.04)	$(0.05)	$(0.08)	$(0.09)

      * The effect of the change in fair value of the warrant liability was negligible to the adjusted net loss per share.

   The Non-GAAP Measures for the three and six months ended September 30, 2019 and 2018 provide management with additional insight into the Company’s results of operations from period to period by excluding certain non-operational and non-cash charges, and are calculated using the following adjustments to net loss:

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

Liquidity and Capital Resources

At September 30, 2019, we had cash and cash equivalents of $15.3 million, working capital of $11.5 million, and stockholders’ equity of $7.3 million.

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Six Months Ended September 30,
	2019	2018
Net cash (used in) provided by operating activities	$(9,566,000)	$(10,904,000)
Net cash (used in) provided by investing activities	—	(16,000)
Net cash (used in) provided by financing activities	10,571,000	3,013,000

Operating Activities

Our cash used in operating activities in the six months ended September 30, 2019 totaled $9.6 million, which is the sum of (i) our net loss of $9.3 million, adjusted for non-cash income of $3.0 million (related to change in fair value of warrant liability) and non-cash expenses totaling $3.0 million (principally amortization of stock-based compensation), and (ii) changes in operating assets and liabilities of $0.3 million, primarily due to payment of accrued 2019 bonuses for $1.5 million in the first quarter of fiscal year 2020, which was offset by the accrual of $859,000 for the current fiscal year with the remainder comprised of changes in asset and liability accounts.

Our cash used in operating activities in the six months ended September 30, 2018 totaled $10.9 million, which is the sum of (i) our net loss of $13.7 million, adjusted for non-cash expenses totaling $4.7 million (principally amortization of stock-based compensation, including immediately vested options granted to the Board of Directors), and (ii) changes in operating assets and liabilities of $1.9 million, primarily due to the payment of accrued 2018 bonuses for $1.2 million in the first quarter of fiscal year 2019, which was offset by the accrual of $691,000 for the year ended March 31, 2019. Additionally, prepaid clinical costs increased $634,000 and accounts payable and other liabilities decreased $416,000.

Investing Activities

No cash was used in investing activities for the six months ended September 30, 2019.

During the six months ended September 30, 2018, our investing activities consisted of purchases of $16,000 of machinery and equipment.

Financing Activities

   In April 2019, the Company raised $11.3 million after underwriting discounts and before offering expenses through an underwritten registered offering of 8,000,000 shares of our common stock, $0.0001 par value per share (“Common Stock”), and 8,000,000 common stock purchase warrants (each a “Warrant”). Each Warrant entitles its holder to purchase one share of Common Stock (each, a “Warrant Share”) at an exercise price of $2.00 per Warrant Share. The Warrants expire five years from the date of issuance and vest immediately. The warrants are recorded as a derivative liability on the statement of balance sheet and will be subject to remeasurement.

   During the six months ended September 30, 2019, the Company made payments of $597,000 on the insurance note payable related to premiums for its Director and Officer liability insurance coverage.

We anticipate requiring additional capital to further fund the development of our product candidates, as well as to engage in potential partnerships or collaborations. Significant funding will be needed in connection with completing Phase II clinical trials of our SM-88 drug candidate for pancreatic cancer and prostate cancer, participating in the Precision Promise adaptive Phase II/III pancreatic trial platform sponsored by PanCAN, participating in an investigator-initiated clinical trial of SM-88 in sarcoma, and conducting additional or related studies and investigations, including small-scale pre-clinical studies related to the mechanism of action of our lead clinical program SM-88 and other potential drug candidates. The Company’s financing needs also relate to expenses associated with initiation of Part 2 of its TYME-88-Panc trial SM-88, which will be a pivotal trial for patients with third line pancreatic cancer. The SM-88 pivotal trial to study SM-88 for third-line treatment of pancreatic cancer initiated in September 2019. The Precision Promise trial is expected to launch in the third quarter of fiscal year 2020. We currently estimate the cost of the TYME-88-Panc trial (Part 2) to range from $15 million and $20 million, with expected completion of enrollment by the end of calendar year 2020, and with such costs anticipated to extend through calendar year 2021. The greater scale of these trials is expected to lead to increased costs, including providing SM-88 for use by the subjects. Furthermore, if we determine to move beyond the pre-clinical stage for any of our pre-clinical trials, our liquidity requirements will be increased.

Primarily as a result of its active clinical trials, the expected launch of the Precision Promise trial, and the initiation of Part 2 of the Company’s ongoing TYME-88-PANC trial, as well as other business developments, the Company currently anticipates that its quarterly cash usage, or “cash burn rate”, to average between $5.0 million and $6.0 million per quarter for fiscal year 2020.

During the six months ended September 30, 2018, there was $3,013,000 of financing activities, consisting of $3,338,000 of proceeds from the issuance of Common Stock from the Company’s at-the-market offering pursuant to the Equity Distribution Agreement, dated November 2, 2017 (the “Equity Distribution Agreement”), by and between the Company and Canaccord Genuity LLC (“Canaccord”), and offset by insurance note payments.

Liquidity and Capital Requirements Outlook

The Company has historically funded its operations primarily through equity offerings of its Common Stock. Previously, on November 2, 2017, the Company entered into the Equity Distribution Agreement with Canaccord, to commence an at-the-market offering pursuant to which the Company, from time to time, sold shares of the Company’s Common Stock, having an aggregate offering price up to $30,000,000, through Canaccord, as the Company’s sales agent (the “Canaccord ATM”). In the year ended March 31, 2018, the Company raised approximately $6,152,000 in gross proceeds through the Canaccord ATM.  During the fiscal year ended March 31, 2019, the Company raised approximately $5,844,000 in gross proceeds from the Canaccord ATM. At September 30, 2019, there remained approximately $17.9 million of availability to sell shares through the Canaccord ATM. On October 2, 2019, TYME sent notice to Canaccord that it was terminating the Equity Distribution Agreement, effective October 12, 2019. On October 18, 2019, TYME entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may, from time to time, sell shares of the Company’s Common Stock, having an aggregate offering price of up to $30,000,000(the “Jefferies ATM”). See Item 1. Note 14 - Subsequent Events.

As further discussed under “Financing Activities” above, in April 2019, the Company raised approximately $11.3 million, net of underwriting discounts and before offering expenses, through an underwritten registered offering of 8,000,000 shares of our Common Stock and 8,000,000 common stock purchase warrants.

As of September 30, 2019, the Company had cash on hand of approximately $15.3 million and working capital of approximately $11.5 million.

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

We regularly evaluate opportunities to raise capital and obtain necessary, as well as opportunistic, financing. To meet our short and long-term liquidity needs, we currently expect to use existing cash balances and a variety of other means, including potential issuances of debt or equity securities in public or private financings, including the Jefferies ATM, option exercises, and partnerships, collaborations and/or royalty arrangements. The demand for the equity and debt of biotechnology companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2019. Based on such evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on us, our business, operating results or financial condition.

Item 1A.Risk Factors.

Our Annual Report on Form 10-K for the year ended March 31, 2019 includes a detailed discussion of our risk factors.  Except as set forth below, at the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

We will require substantial additional funding, which may require us to agree to restrictions on our operations or may not be available to us on acceptable terms or at all and, if not available, may require us to delay, scale back or cease our drug development programs or operations.

In addition to SM-88, we seek to advance multiple drug candidates through our research and clinical development process. The completion of the development and the potential commercialization of SM-88 or any other drug candidate will require substantial funds. Our future financing requirements will depend on many factors, some of which are beyond our control, which include, but are not limited to:

•	the number and characteristics of drug candidates that we pursue;
•	the scope, progress, timing, cost and results of nonclinical and clinical development and research;
•	the costs, timing and outcome of our seeking and obtaining U.S. Food & Drug Administration, European Medicines Agency and other non-U.S. regulatory approvals;
•	the costs associated with manufacturing SM-88, as well as other potential drug candidates, and establishing sales, marketing and distribution capabilities;
•

our ability to maintain, expand and defend the scope of our intellectual property (“IP”) portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other IP rights;

•	the extent to which we acquire or in-license other products or technologies;
•	our need and ability to increase our overall capacity and hire additional administrative, managerial, scientific, operational and medical personnel
•	the effect of competing products that may limit market penetration of SM-88 and any other drug candidates we may develop;
•	the amount and timing of revenues, if any, we receive from commercial sales of SM-88 or any other drug candidates for which we receive marketing approval in the future; and
•

our need to implement additional internal systems and infrastructure, including financial and reporting systems; and the economic and other terms, timing of and ultimate success of any future collaboration, licensing or other arrangements, including the timing of achievement of milestones and receipt of any milestone or royalty payments under such agreements.

Until we can generate sufficient drug and royalty revenue to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and other marketing and distribution arrangements. The demand for the equity and debt of biotechnology companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Any additional fundraising efforts may divert management’s attention from day-to-day activities and financing may not be available to us when we need it or financings may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances royalty rights or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our drug candidates, technologies, future revenue streams or research programs and/or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, as we expect to do, the ownership interests of our then existing stockholders could be diluted and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights.

While we regularly consider options and opportunities to raise additional capital and obtain financing and will continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital generating efforts may worsen as existing resources are used. Additionally, if we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed and on favorable terms, we may have to delay, reduce the scope of or suspend one or more of our clinical trials or research and development programs or our commercialization efforts.

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

3.3	Amended and Restated By-Laws of Tyme Technologies, Inc., effective April 2, 2018. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on April 2, 2018.)

31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1 **	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Schema Document.

101.CAL *	XBRL Calculation Linkbase Document.

101.DEF *	XBRL Definition Linkbase Document.

101.LAB *	XBRL Label Linkbase Document.

101.PRE *	XBRL Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2019

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ben R. Taylor
Ben R. Taylor
President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Barbara Galaini
Barbara Galaini
Corporate Controller (Principal Accounting Officer)