Form 10-Q
period 2019-12-31
TYME TECHNOLOGIES, INC.
filed 2020-02-05
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

December 31, 2019

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

The number of shares outstanding of the registrant’s common stock on January 28, 2020 was 122,839,504.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. Such forward-looking statements within this report include, without limitation, statements regarding our drug candidates (including SM-88 and TYME- 18) and their clinical potential and non-toxic safety profiles, our drug development plans and strategies, ongoing and planned clinical trials, preliminary data results and the therapeutic design and mechanisms of our drug candidates. The words “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “anticipates,” and similar expressions (including their use in the negative), are intended to identify forward-looking statements. Forward-looking statements can also be identified by discussions of future matters such as the cost of development and potential commercialization of our lead drug candidate and of other new products, expected releases of interim or final data from our clinical trials, possible collaborations, the timing, scope and objectives of our ongoing and planned clinical trials and other statements that are not historical. The forward-looking statements contained in this report are based on management’s current expectations and projections which are subject to uncertainty, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any historical results and future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include but are not limited to, that the information is of a preliminary nature and may be subject to change; uncertainties inherent in the cost and outcomes of research and development, including the cost and availability of acceptable-quality clinical supply and the ability to achieve adequate clinical study design and start and completion dates; the possibility of unfavorable study results, including unfavorable new clinical data and additional analyses of existing data; risks associated with early, initial data, including the risk that the final data from any clinical trials may differ from prior or preliminary study data; final results of additional clinical trials that may be different from the preliminary data analysis and may not support further clinical development; that past reported data are not necessarily predictive of future patient or clinical data outcomes; whether and when any applications or other submissions for SM-88 may be filed with regulatory authorities; whether and when regulatory authorities may approve any applications or submissions; decisions by regulatory authorities regarding labeling and other matters that could affect commercial availability of SM-88; the ability of TYME and its collaborators to develop and realize collaborative synergies; competitive developments; and the factors described in the section captioned “Risk Factors,” of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on June 12, 2019 and in the section captioned “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (available at www.sec.gov).

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. Moreover, we operate in a competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from any forward-looking statements we make. We cannot assure you that forward-looking statements in this report or therein will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us to any other person that we will achieve our objectives and plans in any specified time frame, or at all. We disclaim any intent or duty to update any of these forward-looking statements after completion of this Quarterly Report on Form 10-Q to conform these statements to actual results or revised expectations.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2019	March 31, 2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$11,465,613	$14,302,328
Prepaid rent	—	242,755
Prepaid clinical costs	470,836	592,134
Prepaid expenses and other current assets	293,799	1,001,898
Total current assets	12,230,248	16,139,115

Property and equipment, net	6,477	10,363
Prepaid rent, net of current portion	—	101,148
Prepaid clinical costs, net of current portion	1,266,025	1,266,025
Operating lease right-of-use asset	229,478	—

Total assets	$13,732,228	$17,516,651

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities (including $222,000 and $325,000 of related party accounts payable, respectively)	$3,535,264	$3,692,308
Severance payable	375,067	428,240
Accrued bonuses	1,301,359	1,495,248
Insurance note payable	—	597,339
Operating lease liability	58,892	—
Total current liabilities	5,270,582	6,213,135
Long-term liabilities
Severance payable	1,358,333	1,635,634
Operating lease liability, net of current portion	10,164	—
Warrant liability	4,690,000	—
Total liabilities	11,329,079	7,848,769

Commitments and contingencies (see Note 9)

Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 112,533,905 issued and outstanding at December 31, 2019, 300,000,000 authorized, 103,946,048 issued and outstanding at March 31, 2019	11,255	10,397
Additional paid in capital	104,482,186	95,472,181
Accumulated deficit	(102,090,292)	(85,814,696)
Total stockholders' equity	2,403,149	9,667,882
Total liabilities and stockholders' equity	$13,732,228	$17,516,651

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	3,453,459	4,525,228	9,292,019	10,979,432
General and administrative (including $58,500, $132,000, $307,000 and $794,000 of related party legal expenses, respectively)	3,090,223	3,550,224	9,674,401	10,827,879
Total operating expenses	6,543,682	8,075,452	18,966,420	21,807,311
Loss from operations	(6,543,682)	(8,075,452)	(18,966,420)	(21,807,311)
Other income (expenses):
Change in fair value of warrant liability	(425,795)	—	2,593,601	—
Interest income	38,257	28,718	185,753	28,718
Interest expense	(26,310)	(1,222)	(88,530)	(7,279)
Total other income (expenses)	(413,848)	27,496	2,690,824	21,439
Net loss	$(6,957,530)	$(8,047,956)	$(16,275,596)	$(21,785,872)
Basic and diluted loss per common share	$(0.06)	$(0.08)	$(0.15)	$(0.21)
Basic and diluted weighted average shares outstanding	112,071,354	103,009,449	111,961,971	101,963,833

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended December 31, 2019 and 2018

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance, April 1, 2019	103,946,048	$10,397	$95,472,181	$(85,814,696)	$9,667,882
Issuance of common stock from underwritten registered offering, net of associated expenses of $111,227	8,000,000	800	3,884,372	—	3,885,172
Cashless exercise of warrants	4,889	—	—	—	—
Stock based compensation	—	—	1,624,961	—	1,624,961
Net loss	—	—	—	(3,191,986)	(3,191,986)
Balance, June 30, 2019	111,950,937	$11,197	$100,981,514	$(89,006,682)	$11,986,029
Stock based compensation	—	—	1,446,062	—	1,446,062
Net loss	—	—	—	(6,126,080)	(6,126,080)
Balance, September 30, 2019	111,950,937	$11,197	$102,427,576	$(95,132,762)	$7,306,011
Issuance of common stock from at-the-market financing facility, net of associated expenses of $165,157	582,968	58	452,494	—	452,552
Stock based compensation			1,602,116	—	1,602,116
Net loss	—	—	—	(6,957,530)	(6,957,530)
Balance, December 31, 2019	112,533,905	$11,255	$104,482,186	$(102,090,292)	$2,403,149

Balance, April 1, 2018	101,226,479	$10,125	$79,293,423	$(52,831,581)	$26,471,967
Stock based compensation	—	—	2,519,269	—	2,519,269
Net loss	—	—	—	(6,722,796)	(6,722,796)
Balance, June 30, 2018	101,226,479	$10,125	$81,812,692	$(59,554,377)	$22,268,440
Issuance of common stock from at-the-market financing facility, net of associated expenses of $103,237	1,497,317	150	3,337,840	—	3,337,990
Stock based compensation	—	—	2,183,157	—	2,183,157
Net loss	—	—	—	(7,015,120)	(7,015,120)
Balance, September 30, 2018	102,723,796	$10,275	$87,333,689	$(66,569,497)	$20,774,467
Issuance of common stock from at-the-market financing facility, net of associated expenses of $22,091	282,555	29	714,246	—	714,275
Exercise of options	100,000	10	269,990	—	270,000
Cashless exercise of warrants	84,034	8	(8)	—	—
Stock based compensation	—	—	1,999,659	—	1,999,659
Net loss	—	—	—	(8,047,956)	(8,047,956)
Balance, December 31, 2018	103,190,385	$10,322	$90,317,576	$(74,617,453)	$15,710,445

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(16,275,596)	$(21,785,872)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,886	7,108
Amortization of employees, directors and consultants stock options	4,673,140	6,702,085
Change in fair value of warrant liability	(2,593,601)	—
Change in operating assets and liabilities:
Prepaid rent	—	(404,591)
Prepaid clinical costs	121,298	(470,146)
Prepaid expenses and other assets	708,099	445,832
Operating lease right-of-use asset	218,419	—
Accounts payable and other current liabilities	(157,045)	(521,841)
Severance payable	(330,474)	—
Accrued bonuses	(193,889)	(80,901)
Operating lease liability	(34,938)	—
Net cash used in operating activities	(13,860,701)	(16,108,326)

Cash flows from investing activities
Purchase of property & equipment	—	(15,544)
Net cash used in investing activities	—	(15,544)

Cash flows from financing activities
Insurance note payments	(597,339)	(441,078)
Proceeds from registered offerings, net of issuance costs	11,621,325	4,052,265
Proceeds from the exercise of stock options	—	270,000
Net cash provided by financing activities	11,023,986	3,881,187

Net increase (decrease) in cash and cash equivalents	(2,836,715)	(12,242,683)

Cash and cash equivalents – beginning	14,302,328	28,975,822
Cash and cash equivalents – ending	$11,465,613	$16,733,139

Supplemental Cash Flow Information:
Interest	$88,530	$7,279
Income taxes	$—	$—

Noncash investing and financing activities:
Cashless exercise of 78,431 warrants for 4,889 shares in 2019 and 301,959 warrants for 84,034 shares of common stock in 2018	$—	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2019

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

The Company’s lead clinical CMBT program, SM-88 (racemetyrosine), is a novel, oral, monotherapy investigational agent that has been studied in approximately 180 patients, including Phase I and II clinical trials for pancreatic, prostate and other cancers. TYME recently launched its pivotal study for SM-88 in the third-line treatment of pancreatic cancer through an amendment to its ongoing TYME-88-Panc trial (“Part 2”), with the first patient dosed in the third quarter of fiscal year 2020. TYME also partnered with the Pancreatic Cancer Action Network (“PanCAN”) to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision PromiseSM. In Precision Promise, SM-88 is starting as second-line monotherapy and could expand to first-line combination therapy with standard of care. HopES is a Phase II investigator-initiated trial evaluating SM-88 monotherapy in late-stage sarcomas, under the direction of principal investigator Dr. Sant Chawla and in collaboration with The Joseph Ahmed Foundation. The first sarcoma cancer patient in the HopES trial was dosed in the fourth quarter of fiscal year 2020. The Company has also completed and presented final data from its Phase II clinical trial in prostate cancer. All of SM-88’s current clinical programs, as well as its completed Phase II prostate cancer trial, study SM-88 in use with three low-dose conditioning agents: methoxsalen, phenytoin, and sirolimus. The Company is actively evaluating the expansion of its clinical program to hematological, breast, prostate and other cancers as SM-88 has demonstrated complete or partial responses in 15 different forms of cancer with a well-tolerated safety profile.

The accompanying condensed consolidated financial statements include the results of operations of Tyme Technologies, Inc. and its wholly-owned subsidiaries.

Liquidity

The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically funded its operations primarily through equity offerings. In April 2019, the Company raised net proceeds of approximately $11.3 million after underwriting discounts and before expenses through an underwritten registered offering. Previously on November 2, 2017, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Canaccord Genuity Inc. (“Canaccord”), with respect to an at-the-market (“ATM”) offering pursuant to which the Company, from time to time, sold shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), having an aggregate offering price up to $30.0 million, through Canaccord, as the Company’s sales agent (the “Canaccord ATM”). In the year ended March 31, 2019, the Company raised approximately $5.8 million in aggregate gross proceeds before commissions and expenses through the Canaccord ATM and paid Canaccord aggregate commissions of $0.2 million. The Company did not sell any shares through the Canaccord ATM during the nine months ended December 31, 2019. On October 2, 2019, TYME sent notice to Canaccord that it was terminating the Equity Distribution Agreement, effective October 12, 2019.

On October 18, 2019, TYME entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may, from time to time, sell shares of Common Stock through Jefferies having an aggregate offering price of up to $30.0 million (the “Jefferies ATM”). In the quarter ended December 31, 2019, the Company raised approximately $0.6 million in aggregate gross proceeds before commissions and expenses through the Jefferies Sale Agreement and paid Jefferies aggregate commissions of $0.02 million.

Most recently (and subsequent to the quarter ended December 31, 2019) on January 7, 2020, the Company entered into a Securities and Purchase Agreement with Eagle Pharmaceuticals, (“Eagle”), pursuant to which the Company issued and sold to Eagle 10,000,000 shares of Common Stock, at a price of $2.00 per share. (see Note 14 - Subsequent Event). The proceeds of the aforementioned offerings are being used by the Company for continued clinical studies, drug commercialization planning and development activities and other general corporate and operating expenses.

For the nine months ended December 31, 2019, the Company had negative cash flow from operations of $13.9 million and net loss of $16.3 million, which included non-cash income of $2.6 million (related to change in fair value of warrant liability) and $4.7 million of non-cash expenses, primarily non-cash equity compensation expense. As of December 31, 2019, the Company had working capital of approximately $7.0 million.

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

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated financial statements for cash, accounts payable, and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The fair value of the severance payable approximates the carrying value, which represents the present value of future severance payments. The fair value of the derivative liability is discussed in Note 6.

Derivative Warrant Liability

Certain freestanding common stock warrants that are related to the issuance of common stock are classified as liabilities and recorded at fair value due to characteristics that require liability accounting, primarily the obligation to issue registered shares of common stock upon notification of exercise and certain price protection provisions. Warrants of this type are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) in the condensed consolidated statement of operations.

As noted in Note 8, Stockholders’ Equity, the Company classifies a warrant to purchase shares of its Common Stock as a liability on its condensed consolidated balance sheet if the warrant is a free-standing financial instrument that contains certain price protection features that cause the warrants to be treated as derivatives. Each warrant of this type is initially recorded at fair value on date of grant using the Monte Carlo simulation model, and is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense) in the consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant. The Company utilizes Level 3 fair value criteria to measure the fair value of the warrants.

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

Upon adoption, the Company recognized an operating right-of-use asset and operating lease liability in its condensed consolidated balance sheet of approximately $0.4 million and $0.1 million, respectively. The Company also classified prepaid rent of $0.3 million as an operating right-of-use asset upon adoption. There were no adjustments to the Company’s opening accumulated deficit upon adoption.

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

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Basic and diluted net loss per common share calculation:
Net loss	$(6,957,530)	$(8,047,956)	$(16,275,596)	$(21,785,872)
Weighted average common shares outstanding — basic and diluted:	112,071,354	103,009,449	111,961,971	101,963,833
Net loss per share of common stock — basic and diluted	$(0.06)	$(0.08)	$(0.15)	$(0.21)

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

   Warrants issued in April 2019, discussed further in Note 8, participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors (the “Board”) on the Company’s Common Stock. For purposes of computing EPS, these warrants are considered to participate with common stock in the earnings of the Company and, therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three and nine months ended December 31, 2019 as results of operations was a loss for both periods.

The following outstanding securities at December 31, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

	December 31,
	2019	2018
Stock options	11,808,482	8,931,305
Warrants	8,937,651	5,283,915
Total	20,746,133	14,215,220

Note 4. Accounts Payable and Other Current Liabilities

Accounts payable (including accounts payable to a related party – see Note 11) and other current liabilities consisted of the following:

	December 31, 2019	March 31, 2019
Legal	$430,578	$602,129
Consultant and professional services	169,223	170,257
Accounting and auditing	205,270	331,119
Research and development	2,105,912	1,907,787
Board of Directors and Scientific Advisory Board Compensation	490,125	489,393
Other	134,155	191,623
Total	$3,535,263	$3,692,308

Note 5. Severance Payable

On March 15, 2019 the Company entered into a Release Agreement related to the separation of employment of its then-Chief Operating Officer. The agreement provides for salary continuance for five years, reimbursement of health benefits for three years and a modification to his outstanding stock options to extend the post-termination exercise period for his vested options from three months to five years. The Company recorded severance expense at its present value of $2.5 million (using a discount rate of 6%) for the year ended March 31, 2019, including $0.4 million relating to the stock option modification. The severance liability payable as of December 31, 2019 and March 31, 2019 was $1.7 million and $2.1 million, respectively.

Note 6. Fair Value Measurements

The carrying amounts reported in the Company’s condensed consolidated financial statements for cash, accounts payable, and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The fair value of the severance payable approximates the carrying value, which represents the present value of future severance payments. The fair value of the derivative liability is discussed below.

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

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. Other than the warrants issued in connection with the issuance of Common Stock from the underwritten registered offering that closed on April 2, 2019, the Company had no assets or liabilities classified as Level 3 as of March 31, 2019 or December 31, 2019. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the nine months ended December 31, 2019.

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

The Company’s financial instruments measured at fair value on a recurring basis are as follows:

Description	Total	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Warrant liability	$4,690,000	—	—	$4,690,000
March 31, 2019
Warrant liability	—	—	—	—

The following table summarizes activity for liabilities measured at fair value using Level 3 significant unobservable inputs:

December 31, 2019
Beginning balance, March 31, 2019	$—
Fair value of liability-classified warrants issued with common stock	7,283,601
Change in fair value of warrant liability	(2,593,601)
Ending balance	$4,690,000

Note 7. Debt

Insurance Note Payable

During the year ended March 31, 2019, the Company entered into a short-term financing arrangement with its insurance carrier related to payment of premium for its Director and Officer liability insurance coverage totaling $0.6 million for the policy year ending on March 18, 2020. As of December 31, 2019 and March 31, 2019, there remained a balance of $0 million and $0.6 million, respectively, recorded to insurance note payable on the accompanying consolidated balance sheets.

Note 8. Stockholders’ Equity

The following summarizes the common stock warrant activity for the nine months ended December 31, 2019:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2019	4,499,603	$3.42
Granted	8,000,000	$2.00
Exercised	(78,431)	$3.00
Expired	(3,483,521)	$3.00
Outstanding at December 31, 2019	8,937,651	$2.31

At each of December 31, 2019 and March 31, 2019, 8,907,884 and 4,469,836, respectively, of common stock purchase warrants relating to securities purchase agreements were outstanding and exercisable.

Warrants

The Company has warrants to purchase its common stock outstanding as of December 31, 2019, as follows:

Issued	Classification	Warrants Outstanding	Exercise Price	Expiration
December 2015	Equity	446,500	$5.00	December 2025
February 2016	Equity	461,384	$5.00	February 2026
July 2016	Equity	29,767	$5.00	June 2026
April 2019	Liability	8,000,000	$2.00	April 2024

At-the-Market Financing Facility

On October 18, 2019, the Company entered into the Sale Agreement with Jefferies, pursuant to which the Company may, from time to time, sell shares of Common Stock, having an aggregate offering price of up to $30,000,000 through Jefferies, as the Company’s sales agent. The shares will be offered and sold by the Company pursuant to its previously filed and currently effective Registration Statement on Form S-3, as amended (Reg. No. 333-211489). Any sales of Common Stock pursuant to the Sales Agreement will be made by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. Jefferies will use commercially reasonable efforts to sell the shares from time to time, based on the instructions of the Company. The Company will pay Jefferies a commission rate of three percent (3%) of the gross proceeds from the sales of shares of Common Stock sold pursuant to the Sale Agreement. Under the Sale Agreement, the Company is not required to use the full available amount authorized and it may, by giving notice as specified in the Sale Agreement, terminate the Sale Agreement at any time.

On October 18, 2019, the Company commenced the Jefferies ATM and during the three months ended December 31, 2019, the Company raised approximately $0.6 million in gross proceeds via sale of 582,968 shares of Common Stock. The Company incurred $0.2 million of related costs which offset the proceeds. At December 31,2019 there remained approximately $29.4 million of availability to sell shares through the Jefferies ATM. On October 2, 2019, the Company sent notice terminating the Canaccord ATM effective October 12, 2019. During the nine months ended December 31, 2019, the Company did not sell shares under Canaccord ATM. At March 31, 2019, there remained approximately $17.9 million of availability to sell shares through the Canaccord ATM. In the year ended March 31, 2019, the Company raised approximately $5.8 million in gross proceeds through the Canaccord ATM via sale of 2,383,884 shares of Common Stock. The Company incurred $0.2 million of related costs which offset the proceeds.

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

The exercise price of the Warrants is subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of the Company’s Common Stock. Subject to certain exceptions, if the Company issues or sells Common Stock or other securities convertible into Common Stock during the term of the Warrants at a per share price less than the exercise price of the Warrants, or if the Company subsequently reduces the exercise price of equity-linked instruments that were outstanding on April 2, 2019, then the exercise price of the Warrants will be reduced to such lower sale or exercise price.

The Company determined that the Warrants should be recorded as a derivative liability on the condensed consolidated balance sheet due to the Warrants’ contractual provisions requiring issuance of registered common shares upon exercise and certain price protection rights. At the issuance date, the Warrants were recorded at the fair value of $7.3 million as determined using the Monte Carlo pricing simulation. The Warrants were re-measured at December 31, 2019 and the change in fair value for the three and nine months ending December 31, 2019 of approximately $(426) thousand and $2.6 million, respectively, was recorded as a component of other income (expense) within the condensed consolidated statement of operations.

The following table details key inputs and assumptions used in the Monte Carlo simulation models used to estimate the fair value of the warrant liability as of December 31, 2019 and April 2, 2019, respectively:

	December 31, 2019	April 2, 2019
Stock price	$1.40	$1.85
Volatility	57%	48%
Remaining term (years)	4.25	5.00
Expected dividend yield	—	—
Risk-free rate	1.66%	2.28%

Note 9. Commitments and Contingencies

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities.

On June 30, 2019, the Company amended the Clinical Research Funding and Drug Supply Agreement dated October 9, 2018, with PanCAN, to enroll individuals diagnosed with pancreatic cancer in a platform style clinical research study. Stage 1 of the study was initiated in the fourth quarter of fiscal year 2020. After taking into consideration amounts already paid, the remaining estimated cost to the Company is approximately $7.0 million, subject to enrollment adjustments, and is expected to be incurred over two years.

Purchase Commitments

The Company has entered into contracts with manufacturers to supply SM-88 and certain related conditioning agents, in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods. Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The contracts are structured to match clinical supply needs for our ongoing trials and we expect the timing of associated payments to predominately occur during fiscal year 2020. Total outstanding future obligations associated with the contracts were $2.3 million at December 31, 2019.

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

Note 10. Leases

The Company leases office space in New York and office space and furniture in New Jersey. The New York rent obligation has been prepaid through August 30, 2020, the end of the lease. The New Jersey leases expire in February, 2021.

Total Company rent expense, including short term rentals, was approximately $79,000 and $235,000 for the three and nine months ended December 31, 2019, respectively, and approximately $66,000 and $173,000 for the three and nine months ended December 31, 2018, respectively.

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

As of December 31, 2019, the future minimum lease payments under non-cancellable operating lease agreements for which the Company has recognized operating lease right-of-use assets and lease liabilities were as follows:

December 31, 2019
Remainder of fiscal year 2020	$15,300
Fiscal year 2021	56,000
Total remaining lease payments	71,300
Less: present value adjustment	(2,200)
Total operating lease liabilities	69,100
Less: current portion	(58,900)
Operating lease liabilities, net of current portion	$10,200

Note 11. Related Party Transactions

Legal

Drinker Biddle & Reath LLP (“DBR”) has provided legal services to the Company. A partner of DBR was a member of the Company’s Board and had received, and was entitled to receive in the future, cash compensation payable to non-employee directors generally and equity compensation payable to non-employee directors under the Amended and Restated 2016 Stock Option Plan for Non-Employee Directors (the “2016 Director Plan”). See Note 12, Equity Incentive Plan. On September 10, 2018, the Company entered into an employment agreement with the partner and he was appointed as the Company’s Chief Legal Officer and Secretary. He ceased to be a non-employee director on September 10, 2018 and he resigned as a member of the Board, effective September 30, 2018. On September 1, 2018, the partner resigned from the partnership of DBR and he assumed the consulting role “of Counsel” with the firm.  Legal fees incurred associated with DBR were approximately $170,000 and $620,000 for the three and nine months ended December 31, 2019, respectively, and $132,000 and $794,000 for the three and nine months ended December 31, 2018, respectively. At December 31, 2019 and March 31, 2019, the Company had approximately $222,000 and $325,000, respectively, in accounts payable and accrued expenses payable to DBR.

Note 12. Equity Incentive Plan

Stock Options

As of December 31, 2019, there was approximately $5.6 million of total unrecognized compensation expense related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average service period of 1.53 years. As of December 31, 2019, there were 4,906,208 shares available for grant under the Company’s 2015 Equity Incentive Plan and 2016 Director Plan.

Stock based compensation expense recognized was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
General and administrative	$959,000	$1,316,000	$2,748,000	$4,548,000
Research and development	643,000	684,000	1,925,000	2,154,000
Total	$1,602,000	$2,000,000	$4,673,000	$6,702,000

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

The weighted average assumptions used to determine such values are presented in the following table:

	December 31, 2019	December 31, 2018
Risk free interest rate	1.39% - 2.38%	2.90%
Expected volatility	71.65% - 76.22%	74.89%
Expected term (in years)	2.5 - 6	5.8
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options as of December 31, 2019:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2019	8,953,527	$4.13
Granted	3,117,280	$1.48
Expired	(262,325)	$4.10
Outstanding at December 31, 2019	11,808,482	$3.43
Options exercisable at December 31, 2019	7,385,758	$4.23

		Stock Options Outstanding			Stock Options Vested
Range of Exercise Price	Number Outstanding at December 31, 2019	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at December 31, 2019	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.04 - $8.75	11,808,482	$3.43	7.82	$141,900	7,385,758	$4.23	$39,200

The intrinsic value calculated as the excess of the market value as of December 31, 2019 over the exercise price of the options, is $141,900. The market value per share as of December 31, 2019 was $1.40 as reported by the NASDAQ Capital Market.

Note 13. Income Taxes

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company weighed available positive and negative evidence and concluded that a full valuation allowance should continue to be maintained on its net deferred tax assets.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. As of December 31, 2019, the Company’s uncertain tax positions remain unchanged. Due to the full valuation allowance, none of the gross unrecognized tax benefits would affect the effective tax rate at December 31, 2019, if recognized.

The Company had no income tax related penalties or interest for periods presented in these condensed consolidated financial statements related to uncertain tax positions due to available net operating loss carryforwards, which would be recorded as tax expense should the Company accrue for such items.

Note 14. Subsequent Events

Securities Purchase Agreement

On January 7, 2020, the Company and Eagle Pharmaceuticals, Inc. (“Eagle”) entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company issued and sold to Eagle 10,000,000 shares of common stock, at a price of $2.00 per share. The SPA provides that Eagle will, subject to certain conditions, make an additional payment of $20 million upon the occurrence of a milestone event, which is defined as the earlier of i) achievement of the primary endpoint of overall survival in its TYME-88-Panc pivotal trial; or (ii) achievement of the primary endpoint of overall survival in the PanCAN Precision Promise℠ SM-88 registration arm; or iii) U.S. Food and Drug Administration (FDA) approval of SM-88 in any cancer. This payment would be split into a $10 million milestone cash payment and a $10 million investment in TYME at a 15% premium to the then prevailing market price. Eagle’s shares will be restricted from sale until the earlier of three months following the milestone event or the three-year anniversary of the agreement.

Co-Promotion Agreement

On January 7, 2020, the Company entered into a Co-Promotion Agreement (the “Agreement”) with Eagle, whereby Eagle agreed to provide sales representatives to cover 25% of the Company’s sales force requirements and will receive 15% of the net sales of all SM-88 products in the U.S. during the term of the Agreement. TYME will also be responsible for clinical development, regulatory approval, commercial strategy, marketing, reimbursement and manufacturing of SM-88. TYME retains the remaining 85% of net U.S. revenues and reserves the right to repurchase Eagle’s co-promotion right for $200 million.

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

Our lead clinical CMBT program, SM-88 (racemetyrosine), is a novel, oral, monotherapy investigational agent that has been studied in approximately 180 patients, including Phase I and II clinical trials for pancreatic, prostate and other cancers. We recently launched our pivotal study for SM-88 in the third-line treatment of pancreatic cancer through an amendment to our ongoing TYME-88-Panc trial (“Part 2”); with the first patient dosed in the third quarter of fiscal year 2020 and anticipated enrollment completion by the end of calendar year 2020 and data expected in 2021. We currently estimate the cost of the TYME-88-Panc trial (Part 2) to range from $15 million to $20 million, with such costs anticipated to extend through calendar year 2021. We also partnered with the Pancreatic Cancer Action Network (“PanCAN”) to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision PromiseSM. In Precision Promise, SM-88 is starting as second-line monotherapy and could expand to first-line combination therapy with standard of care. The remaining estimated cost for Precision Promise Stage 1 is approximately $7.0 million, subject to enrollment adjustments, which is expected to be incurred over two years. HopES is a Phase II investigator-initiated trial evaluating SM-88 monotherapy in late-stage sarcomas, under the direction of principal investigator Dr. Sant Chawla and in collaboration with The Joseph Ahmed Foundation. The first sarcoma cancer patient in the HopES trial was dosed in the fourth quarter of fiscal year 2020. We also completed and presented final data from our Phase II clinical trial in prostate cancer. All of SM-88’s current clinical programs, as well as its completed Phase II prostate cancer trial, study SM-88 in use with three low-dose conditioning agents: methoxsalen, phenytoin, and sirolimus. The Company is actively evaluating the expansion of our clinical program to hematological, breast, prostate and other cancers as SM-88 has demonstrated complete or partial responses in 15 different forms of cancer with a well-tolerated safety profile.

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

Recent Developments

Consistent with our overall corporate mission of developing effective cancer therapies that can extend patients’ lives while not compromising on their quality of life gained, during the three months ended December 31, 2019 and subsequently, we note the following activities:

•	Strategic collaboration with Eagle Pharmaceuticals

On January 7, 2020 we entered into a securities purchase agreement with Eagle Pharmaceuticals pursuant to which we issued and sold to Eagle 10,000,000 shares of our Common Stock in return for $20 million, which was paid at closing. We are also entitled to receive $20 million in potential future milestone payments. We also entered into a co-promotion agreement (the “Agreement”) with Eagle whereby Eagle agreed to provide sales representatives to cover 25% of the Company’s sales force requirements and will receive 15% of the net sales of all SM-88 products in the U.S. during the term of the Agreement.. TYME will retain 85% of the net U.S. revenues and has the ability to repurchase Eagle’s rights under the Agreement for $200 million. (see Note 14 – Subsequent Events)

•	TYME-88-Panc pivotal trial started enrollment using oral SM-88 as a treatment for patients with third line pancreatic cancer

The first pancreatic cancer patient was dosed in Part 2 of the TYME-88-Panc pivotal trial designed to support approval of SM-88, TYME’s leading cancer metabolism-based therapy, for the third-line treatment of patients with metastatic pancreatic cancer.

•

PanCAN initiated its Precision PromiseSM adaptive randomized Phase II/III trial with registration intent for patients with pancreatic cancer using oral SM-88 in second-line monotherapy. The study was listed on clinicaltrials.gov in the first quarter of calendar year 2020.

•

TYME & Joseph Ahmed Foundation’s sarcoma study started enrollment for the investigator-initiated Phase II trial using oral SM-88 as maintenance monotherapy in patients with previously treated metastatic Ewing’s sarcoma and salvage monotherapy in clinically advanced sarcomas.

      In January 2020 the first sarcoma cancer patient was dosed at the Sarcoma Oncology Center in the HopES Phase II trial designed to evaluate SM-88 for the treatment of high-risk sarcomas, which are ultra-rare cancers with high unmet medical need.

Results of Operations

Three and Nine Months Ended December 31, 2019 Compared to Three and Nine Months Ended December 31, 2018

Net loss for the three months ended December 31, 2019 was $6,958,000 compared to $8,048,000 for the three months ended December 31, 2018; and the loss for the nine months ended December 31, 2019 was $16,276,000 compared to $21,786,000 for the nine months ended December 31, 2018. The decrease in losses for the three month period is due to decreased operating costs and expenses of $1,531,000 offset by $(426,000) expense change in the fair value of warrant liability. The decrease in losses for the nine month period is due to decreased operating costs and expenses of $2,841,000 and $2,594,000 income change in fair value of warrant liability.

Cash used in operating activities for the nine months ended December 31, 2019 was $13,861,000 compared to $16,108,000 for the nine months ended December 31, 2018. See Cash Flows section below for further details.

Revenues

During the three and nine month periods ended December 31, 2019 and 2018, the Company did not realize any revenues from operations. We do not anticipate any revenues until such time as one of our products has been approved for commercialization by appropriate regulatory authorities, or we enter into certain types of collaboration or licensing arrangements, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended December 31, 2019, operating costs and expenses totaled $6,544,000 compared to $8,075,000 for the three months ended December 31, 2018, a decrease of $1,531,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $3,454,000 for the three months ended December 31, 2019, compared to $4,525,000 for the three months ended December 31, 2018, a decrease of $1,071,000. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:

o

Study and consulting expenses were $2,134,000 for the three months ended December 31, 2019, compared to $3,184,000 for the three months ended December 31, 2018, a decrease of $1,050,000 between the comparable periods. The decrease is mainly attributable to the timing of activity related to Part 1 of our TYME-88-Panc trial and our recently completed Phase II prostate clinical trial.

o

Salary and salary related expenses for research and development personnel were $677,000 for the three months ended December 31, 2019, compared to $657,000 for the three months ended December 31, 2018, an increase of $20,000 between the comparable periods.

o

Included in research and development expense for the three months ended December 31, 2019 is $643,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $684,000 for the three months ended December 31, 2018, a decrease of $41,000 between comparable periods.

•

General and administrative expenses were $3,090,000 for the three months ended December 31, 2019, compared to $3,550,000 for the three months ended December 31, 2018, a decrease of $460,000. The general and administrative expenses for the respective periods include:

o

During the three months ended December 31, 2019, other general and administrative expenses were $2,131,000 compared to $2,234,000 for the three months ended December 31, 2018. The decrease of approximately $103,000 primarily resulted from lower professional services and legal fees, partially offset by higher communication and general administration costs.

o

Stock based compensation expense related to stock options was $959,000 for the three months ended December 31, 2019 compared to $1,316,000 for the three months ended December 31, 2018, a decrease of $357,000, primarily attributable to fully vested grants having no current year expense and higher prior year expense associated with modification of vesting provisions of previously-issued grants.

For the nine months ended December 31, 2019, operating costs and expenses totaled $18,967,000 compared to $21,807,000 for the nine months ended December 31, 2018, a decrease of $2,840,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $9,292,000 for the nine months ended December 31, 2019, compared to $10,979,000 for the nine months ended December 31, 2018, a decrease of $1,687,000. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:

o

Study and consulting expenses were $5,427,000 for the nine months ended December 31, 2019, compared to $7,093,000 for the nine months ended December 31, 2018, a decrease of $1,666,000 between the comparable periods. The decrease is mainly attributable to the timing of activity related to Part 1 of our TYME-88-Panc Phase II trial and our recently completed Phase II prostate clinical trial.

o

Salary and salary related expenses for research and development personnel were $1,931,000 for the nine months ended December 31, 2019, compared to $1,718,000 for the nine months ended December 31, 2018, an increase of $213,000 between the comparable periods, primarily due to costs associated with an increased employee base, partially offset by a research and development payroll tax credit.

o

Included in research and development expense for the nine months ended December 31, 2019 is $1,925,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $2,154,000 for the nine months ended December 31, 2018, a decrease of $229,000 between comparable periods. The decrease in expense is associated with the prior year’s fully vested grants having no current year expense, partially offset by new grants issued in the current year.

•

General and administrative expenses were $9,675,000 for the nine months ended December 31, 2019, compared to $10,828,000 for the nine months ended December 31, 2018, a decrease of $1,153,000. The general and administrative expenses for the respective periods include:

o

Stock based compensation expense related to stock options was $2,748,000 for the nine months ended December 31, 2019 compared to $4,548,000 for the nine months ended December 31, 2018, a decrease of $1,800,000, primarily due to higher expenses in the prior year associated with modification of vesting provisions of previously-issued grants and the granting of fully-vested options to the Board of Directors in the nine months ended December 31, 2018, partially offset by new grants issued in the current year.

o

During the nine months ended December 31, 2019, other general and administrative expenses were $6,927,000 compared to $6,280,000 for the nine months ended December 31, 2018. The increase of approximately $647,000 primarily resulted from higher employee-related costs associated with our increased employee base, warrant issuance costs, higher communication and consulting costs. These costs were partially offset by lower professional, legal and accounting and auditing services.

Other income (expense)

For the three and nine months ended December 31, 2019, the Company had $426,000 expense and $2,594,000 of income relating to the change in fair value of the warrant liability during the period, compared to $0 for the three and nine months ended December 31, 2018.

For the three and nine months ended December 31, 2019, the Company had interest income on cash accounts of $38,000 and $186,000 compared to $29,000 for both the three and nine months ended December 31, 2018.

For the three and nine months ended December 31, 2019, the Company had interest expense of $26,000 and $89,000 primarily related to the amortization of the severance payable discount, compared to $1,000 and $7,000 for the three and nine months ended December 31, 2018.

Adjusted Net Loss and Adjusted Net Loss per Share

   Adjusted net loss for the three months ended December 31, 2019 was $4,930,000 or $0.05 per share compared to $6,048,000 or $0.06 per share for the three months ended December 31, 2018. Adjusted net loss for the nine-month period ended December 31, 2019 was $14,197,000 or $0.13 per share compared to $15,084,000 or $0.14 per share for the same period in the prior year, after adjusting for change in fair value of warrant liability and amortization of employees, directors and consultants stock options. Adjusted net loss and adjusted net loss per share are non-GAAP measures. See “Use of Non-GAAP Measures” below for a reconciliation to the comparable GAAP measures.

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

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net loss (GAAP)	$(6,958,000)	$(8,048,000)	$(16,276,000)	$(21,786,000)
Adjustments:
Change in fair value of warrant liability	426,000	—	(2,594,000)	—
Amortization of employees, directors and consultants stock options	1,602,000	2,000,000	4,673,000	6,702,000
Adjusted net loss (non-GAAP)	$(4,930,000)	$(6,048,000)	$(14,197,000)	$(15,084,000)

Reconciliation of Net Loss Per Share to Adjusted Net Loss Per Share
	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net loss per share (GAAP)	$(0.06)	$(0.08)	$(0.15)	$(0.21)
Adjustments:
Change in fair value of warrant liability	*	—	(0.02)	—
Amortization of employees, directors and consultants stock options	0.01	0.02	0.04	0.07
Adjusted net loss per share (non-GAAP)	$(0.05)	$(0.06)	$(0.13)	$(0.14)

      * The effect of the change in fair value of the warrant liability was negligible to the adjusted net loss per share.

   The Non-GAAP Measures for the three and nine months ended December 31, 2019 and 2018 provide management with additional insight into the Company’s results of operations from period to period by excluding certain non-operational and non-cash charges, and are calculated using the following adjustments to net loss:

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

Liquidity and Capital Resources

At December 31, 2019, we had cash and cash equivalents of $11.5 million, working capital of $7.0 million, and stockholders’ equity of $2.4 million.

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Nine Months Ended December 31,
	2019	2018
Net cash (used in) provided by operating activities	$(13,861,000)	$(16,108,000)
Net cash (used in) provided by investing activities	—	(16,000)
Net cash (used in) provided by financing activities	11,024,000	3,881,000

Operating Activities

Our cash used in operating activities in the nine months ended December 31, 2019 totaled $13.9 million, which is the sum of (i) our net loss of $16.3 million, adjusted for non-cash income of $2.6 million (related to change in fair value of warrant liability) and non-cash expenses totaling $4.7 million (principally amortization of stock-based compensation), and (ii) changes in operating assets and liabilities of $0.3 million.

Our cash used in operating activities in the nine months ended December 31, 2018 totaled $16.1 million, which is the sum of (i) our net loss of $21.8 million, adjusted for non-cash expenses totaling $6.7 million (principally amortization of stock-based compensation, including immediately vested options granted to the Board of Directors), and (ii) changes in operating assets and liabilities of $1.0 million, primarily due to increased prepaid clinical costs of $470,000 and decreases in accounts payable and other liabilities decreases of $512,000.

Investing Activities

No cash was used in investing activities for the nine months ended December 31, 2019.

During the nine months ended December 31, 2018, our investing activities consisted of purchases of $16,000 of machinery and equipment.

Financing Activities

   In April 2019, the Company raised $11.3 million after underwriting discounts and before offering expenses through an underwritten registered offering of 8,000,000 shares of our common stock, $0.0001 par value per share (“Common Stock”), and 8,000,000 common stock purchase warrants (each a “Warrant”). Each Warrant entitles its holder to purchase one share of Common Stock (each, a “Warrant Share”) at an exercise price of $2.00 per Warrant Share. The Warrants expire five years from the date of issuance and vested immediately. The warrants are recorded as a derivative liability on the statement of balance sheet and will be subject to remeasurement.

On October 18, 2019, TYME entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may, from time to time, sell shares of the Company’s Common Stock, having an aggregate offering price of up to $30,000,000 (the “Jefferies ATM”). For the three and nine months ended December 31, 2019, the Company raised approximately $0.6 million in gross proceeds via sale of 582,968 shares of common stock under the Jefferies ATM. The Company incurred $0.2 million of related costs which offset the proceeds. At December 31,2019 there remained approximately $29.4 million of availability to sell shares through the Jefferies ATM.

Most recently (and subsequent to the quarter ended December 31,2019) on January 7, 2020, the Company entered into a Securities and Purchase Agreement with Eagle Pharmaceuticals, Inc. (“Eagle”), pursuant to which the Company issued and sold to Eagle 10,000,000 shares of Common Stock, at a price of $2.00 per share, and received proceeds of $20 million. (see Note 14 - Subsequent Event).

   During the nine months ended December 31, 2019, the Company made payments of $597,000 on the insurance note payable related to premiums for its Director and Officer liability insurance coverage.

We anticipate requiring additional capital to further fund the development of our product candidates as well as to engage in additional potential partnerships or collaborations. Significant funding will be needed in connection with the clinical development, regulatory approval and commercialization of SM-88, including as it relates to current clinical trial activity. In addition to other existing and potential trials, we currently estimate the cost of the TYME-88-Panc trial (Part 2) to range from $15 million and $20 million, with such costs anticipated to extend through calendar year 2021. We also partnered with the Pancreatic Cancer Action Network (“PanCAN”) to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision PromiseSM. In Precision Promise, SM-88 is starting as second-line monotherapy and could expand to first-line combination therapy with standard of care. After taking into consideration amounts already paid, the remaining estimated cost to the Company is approximately $7.0 million, subject to enrollment adjustments, and is expected to be incurred over two years. Expansion of our currently announced clinical trials for SM-88, or advancement of current preclinical programs, could also result in additional associated costs.

Primarily as a result of its active clinical trials, the initiation of the Precision Promise trial, and the initiation of Part 2 of the Company’s ongoing TYME-88-PANC trial, as well as other business developments, the Company continues to anticipate that its quarterly cash usage, or “cash burn rate”, will average between $5.0 to 6.0 million per quarter for fiscal year 2020.

During the nine months ended December 31, 2018, there was $3,881,000 of financing activities, consisting of $4,052,000 of proceeds from the issuance of Common Stock from the Company’s at-the-market offering pursuant to the Equity Distribution Agreement, dated November 2, 2017 (the “Equity Distribution Agreement”), by and between the Company and Canaccord Genuity LLC (“Canaccord”), and offset by insurance note payments.

Liquidity and Capital Requirements Outlook

The Company has historically funded its operations primarily through equity offerings of its Common Stock. During the three and nine months ended December 31, 2019, the Company raised approximately $0.6 million in gross proceeds via sale of 582,968 shares of common stock under the Jefferies ATM. The Company incurred $0.2 million of related costs which offset the proceeds. At December 31, 2019 there remained approximately $29.4 million of availability to sell shares through the Jefferies ATM.

Previously, on November 2, 2017, the Company entered into the Equity Distribution Agreement with Canaccord, to commence an at-the-market offering pursuant to which the Company, from time to time, sold shares of the Company’s Common Stock, having an aggregate offering up to $30 million, through Canaccord, as the Company’s sales agent (the “Canaccord ATM”). In the year ended March 31, 2018, the Company raised approximately $6.2 million in gross proceeds through the Canaccord ATM.  During the fiscal year ended March 31, 2019, the Company raised approximately $5.8 million in gross proceeds from the Canaccord ATM. On October 2, 2019, TYME sent notice to Canaccord that it was terminating the Equity Distribution Agreement, effective October 12, 2019.

As further discussed under “Financing Activities” above, in April 2019, the Company raised approximately $11.3 million, net of underwriting discounts and before offering expenses, through an underwritten registered offering of 8,000,000 shares of our Common Stock and 8,000,000 common stock purchase warrants.

As of December 31, 2019, the Company had cash on hand of approximately $11.5 million and working capital of approximately $7.0 million. On January 7, 2020 TYME received an additional $20 million proceeds from the sale of 10,000,000 shares of Common Stock to Eagle. (See Note 14 - Subsequent Event).

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

We regularly evaluate opportunities to raise capital and obtain necessary, as well as opportunistic, financing. To meet our short and long-term liquidity needs, we currently expect to use existing cash balances and a variety of other means, including potential issuances of debt or equity securities in public or private financings, including the Jefferies ATM and partnerships, collaborations and/or royalty arrangements. The demand for the equity and debt of biotechnology companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations.

While we will continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital generating efforts may worsen as existing resources are used.

There is risk associated with any form of capital we may raise or seek to raise, which will vary with the type and source of capital. Additional equity financing may be dilutive to our stockholders. Debt financing may involve significant cash payment obligations and covenants that restrict our ability to operate as a business. Strategic collaborations and similar agreements may require committing operational resources, product rights or other valuable assets and may also introduce risks associated with the activities undertaken in collaboration and the ongoing relationship and interdependence between the parties. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of certain or all of our drug candidates or raise funds on terms that we currently consider unfavorable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2019. Based on such evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To achieve on our long-term business objectives, we will require substantial additional funding, which may require us to agree to restrictions on our operations or may not be available to us on acceptable terms or at all and, if not available, may require us to delay, scale back or cease our drug development programs or operations.

In addition to SM-88, we seek to advance multiple drug candidates through our research and clinical development process. The completion of the development, regulatory approval and the potential commercialization of SM-88 or any other drug candidate will require substantial funds. Our future financing requirements will depend on many factors, some of which are beyond our control, which include, but are not limited to:

•	the number and characteristics of drug candidates that we pursue;
•	the scope, progress, timing, cost and results of nonclinical and clinical development and research;
•	the costs, timing and outcome of our seeking and obtaining U.S. Food & Drug Administration, European Medicines Agency and other non-U.S. regulatory approvals;
•	the costs associated with manufacturing SM-88, as well as other potential drug candidates, and establishing sales, marketing and distribution capabilities, including in collaboration with others;
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
•

the amount and timing of revenues, if any, we receive from commercial sales of SM-88 or any other drug candidates for which we receive marketing approval in the future, which is expected to be offset by revenues we must share with collaborators; and

•

our need to implement additional internal systems and infrastructure, including financial and reporting systems; and the economic and other terms, timing of and ultimate success of any future collaboration, licensing or other arrangements, including the timing of achievement of milestones and receipt of any milestone or royalty payments under such agreements.

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

Further, as we continue to seek to expand, raise capital, and develop and commercialize products, we have entered into, and expect to enter into in the future, agreements and instruments, such as our outstanding warrants and co-promotion agreement (further discussed below), which are subject to interpretation and the potential for dispute. If we and the counterparty to any such agreements or holders of such instruments are unable to resolve our disagreements, such disagreements may result in lawsuits, other legal proceedings and/or protracted negotiations, including those whereby we seek to enforce our rights. Even if successful, litigation, other legal proceedings or protracted negotiations could be expensive and time consuming and could divert management’s attention from managing our business and could result in significant adverse judgments or costs of settlement, amendments to agreements or adjustments to instruments, any of which may have a material adverse effect on our liquidity, financial position, business, reputation or prospects.

We have entered into a co-promotion agreement and may enter into additional license or collaboration agreements with third parties with respect to SM-88 and any other drug candidates we may develop that may place the development or promotion of our drug candidates partially or entirely outside of our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us. If such collaborations are not successful, SM-88 and any other drug candidates we may choose to develop may not reach their full market potential.

In January 2020, we entered into a co-promotion agreement with Eagle Pharmaceuticals, Inc. (“Eagle”), whereby Eagle agreed to provide sales representatives to cover 25% of the Company’s sales force requirements and will receive 15% of the net sales of all SM-88 products in the U.S. during the term of the agreement. TYME remains responsible for the remaining promotional effort. The co-promotion of SM-88 in the United States will be supervised by a joint sales operations committee composed of representatives from the Company and Eagle. Under the agreement, the Company will remain responsible for clinical development and commercial strategy and for the costs of seeking regulatory approval of, manufacturing and distributing SM-88.

The co-promotion agreement provides parameters and sales requirements, but certain specific requirements related to promotional activities and requirements will be defined in more detail and finalized as any product nears commercialization. If we and Eagle disagree on these matters, it could lead to disputes or be disruptive to sales efforts. Additionally, Eagle may change its strategic focus or pursue alternative technologies or treatments in a manner that results in reduced or delayed revenue to us. If Eagle fails to effectively promote and assist in the commercialization of our SM-88 products, our business, financial condition, results of operations and prospects could be harmed. In addition, any material alteration of the collaboration agreements, or dispute or litigation proceedings we may have with Eagle in the future could delay development programs, distract management from other business activities and generate substantial expense.

We may in the future enter into additional license or collaboration arrangements with other third parties with respect to SM-88 and any other drug candidates we may develop that may place the development or promotion of our drug candidates partially or entirely outside of our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us, and could be subject to similar types of risks as described above. In addition, any collaborations are and will be subject to numerous risks, which may include, but are not limited to:

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

If our collaborations are not successful, or we are unable to reach agreement with a collaboration partner or disputes arise under collaboration arrangements, SM-88 and any other drug candidates we may choose to develop may not reach their full market potential, and our business, financial condition, results of operations and prospects could be harmed.

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

3.3	Certificate of Designation of Series A Convertible Stock, dated January 7, 2020. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on January 8, 2020.)
3.4	Amended and Restated By-Laws of Tyme Technologies, Inc., effective April 2, 2018. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on April 2, 2018.)
10.1

Open Market Sale Agreement, dated as of October 18, 2019, by and between Tyme Technologies, Inc. and Jefferies LLC. (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on October 18, 2019.)

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

Dated: February 5, 2020

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ben R. Taylor
Ben R. Taylor
President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Barbara Galaini
Barbara Galaini
Corporate Controller (Principal Accounting Officer)