Form 10-K
period 2020-03-31
TYME TECHNOLOGIES, INC.
filed 2020-05-22
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $101,558,184.

The number of shares outstanding of the registrant’s common stock on May 18, 2020 was 123,312,252.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Annual Report on Form 10-K other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. Such forward-looking statements within this report include, without limitation, statements regarding our drug candidates (including SM-88 and TYME- 18) and their clinical potential and non-toxic safety profiles, our drug development plans and strategies, ongoing and planned clinical trials, preliminary data results and the therapeutic design and mechanisms of our drug candidates. The words “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “anticipates,” and similar expressions (including their use in the negative), are intended to identify forward-looking statements. Forward-looking statements can also be identified by discussions of future matters such as: the effect of the novel coronavirus (COVID-19) pandemic and the associated economic downturn and impacts on the Company's ongoing clinical trials; the cost of development and potential commercialization of our lead drug candidate and of other new products; expected releases of interim or final data from our clinical trials; possible collaborations; and the timing, scope and objectives of our ongoing and planned clinical trials and other statements that are not historical. The forward-looking statements contained in this report are based on management’s current expectations and projections which are subject to uncertainty, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any historical results and future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include but are not limited to: the severity, duration, and economic impact of the coronavirus pandemic; that the information is of a preliminary nature and may be subject to change; uncertainties inherent in the cost and outcomes of research and development, including the cost and availability of acceptable-quality clinical supply and the ability to achieve adequate clinical study design and start and completion dates; the possibility of unfavorable study results, including unfavorable new clinical data and additional analyses of existing data; risks associated with early, initial data, including the risk that the final data from any clinical trials may differ from prior or preliminary study data; final results of additional clinical trials that may be different from the preliminary data analysis and may not support further clinical development; that past reported data are not necessarily predictive of future patient or clinical data outcomes; whether and when any applications or other submissions for SM-88 may be filed with regulatory authorities; whether and when regulatory authorities may approve any applications or submissions; decisions by regulatory authorities regarding labeling and other matters that could affect commercial availability of SM-88; the ability of TYME and its collaborators to develop and realize collaborative synergies; competitive developments; and the factors described in the section captioned “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (available at www.sec.gov).

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

Executive Summary of Our Business

TYME is an emerging biotechnology company developing cancer metabolism-based therapies (CMBTsTM) that are intended to be effective across a broad range of solid tumors and hematologic cancers, while also maintaining patients’ quality of life through relatively low toxicity profiles. Unlike targeted therapies that attempt to regulate specific pathways within cancer, TYME’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic requirements to cause cancer cell death. Our first-in-class CMBT compounds include SM-88 and TYME-18. These compounds are structurally and mechanistically different, and we believe they offer the potential for better and safer medicines. Early clinical results demonstrated by SM-88 in multiple advanced cancers, including pancreatic, prostate, sarcomas and breast, reinforce the potential of our emerging CMBT pipeline. Moreover, this pipeline offers hope to patients for a new future in long-term management of advanced cancers.

Our lead clinical CMBT compound, SM-88, is an oral investigational modified proprietary tyrosine derivative that is hypothesized to interrupt the metabolic processes of cancer cells by breaking down the cells’ key defenses and leading to cell death through oxidative stress and exposure to the body’s natural immune system. To date, clinical trial data have shown that SM-88 has achieved confirmed tumor responses across 15 different cancers, both solid and liquid tumors, including pancreatic, lung, breast, prostate, sarcoma and lymphoma cancers with minimal serious Grade 3 or higher adverse events, which we believe is rare for investigational compounds. Our lead compound SM-88 is now in a pivotal trial and an adaptive randomized Phase II/III clinical trial with registration intent for patients with second- and third-line pancreatic cancer. Patients are also being enrolled in a Phase II study evaluating SM-88 in high-risk sarcomas, and we presented final SM-88 Phase II clinical data at European Society for Medical Oncology’s ESMO 2019 conference showing encouraging clinical benefit in patients with bio-marker recurrent prostate cancer.

Our Pipeline

TYME-18 is a CMBT compound under development that is delivered intratumorally. Like SM-88, TYME-18 leverages the unique metabolism of cancer to create a treatment for inoperable tumors. Preliminary observations of the local administration of TYME-18, an amphiphilic steroid acid, suggested its potential as an important regulator of energy metabolism that may impede the ability of tumors to increase in size which could prove useful in difficult-to-treat cancers. In initial preclinical xenograft mouse studies, TYME-18 was able to completely resolve over 90 percent (11/12 mice) of established colorectal tumors within 12 days versus an average of over 600 percent growth in the control animals. We plan to continue with the development of TYME-18 in solid tumors and to provide details of an IND (Initial New Drug Application) enabling program this calendar year.

TYME has multiple cancer metabolism-based assets and other formulations for SM-88 in development, including injectable, intranasal, and transdermal, which are in pre-clinical stages.

TYME has an expanding patent portfolio broadly covering compositions, methods, manufacturing and use of its pipeline to 2032, and beyond. To date, TYME has 194 issued patents and patent applications worldwide, including 10 issued patents and an additional 12 patent applications in the United States.

Our Guiding Principles

TYME is committed to improving the lives of cancer patients worldwide through a workplace culture that empowers, engages, enriches and inspires employees who come to work every day to change the course of metastatic cancers through bold and creative pursuits in science, and a promise to put patients first.  We are passionate about the people we serve - the patients. We are bold and courageous in our approach to turn the impossible into the possible. We hold trustworthiness in the highest regard. We aspire to always do better, and we work to exceed expectations through excellence in all we say and do.

SM-88 Mechanism of Action

SM-88 (racemetyrosine) is an orally administered cancer metabolism-based therapy that is chemically altered to be non-functional for fundamental tumor cell processes, including protein synthesis. Scientific literature has broadly published that normal healthy cells do not regularly take up certain non-essential amino acids, specifically tyrosine, while a wide range of cancer cells upregulate methods to consume these metabolites. We believe that, when taken up by a cancer cell, our proprietary modified dysfunctional tyrosine interrupts protein synthesis, reduces key cellular defenses, and ultimately leads to an oxidative stress-related apoptosis or cell death. We also believe this selective cancer uptake of non-essential amino acids is supported by the current safety profile showing minimal observed drug-related serious adverse events (each, an “SAE”) in approximately 180 cancer patients treated with SM-88 to date, which includes patients of the Compassionate Use Program (discussed below) for whom we have safety results, but limited information regarding efficacy.

SM-88 is currently administered with the conditioning agents Methoxsalen, Phenytoin and Sirolimus (“MPS”). The conditioning agents are administered at doses between 5% and 25% of their U.S. Food and Drug Administration (“FDA”) approved doses in non-cancer indications. We believe, based on scientific literature of their respective biologic functions, the physiologic, but sub-therapeutic doses of these agents may augment either the uptake of SM-88 or destabilize cancer cells.

The Company has established pre-clinical research collaborations with academic institutions, as well as internal pre-clinical initiatives, to broaden the detailed understanding of the mechanisms associated with SM-88.  The overall goals of these efforts are to potentially identify patient or disease biomarkers that could be applied to patient selection in clinical trials, as well as identify potential combinations with other anti-cancer mechanisms that could aid future clinical development. We currently have a research collaboration with Mayo Clinic and NYU Langone Health and could establish additional collaborations in the future.

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

•

Highly specific to cancer – As supported by the current safety data reported for approximately 180 patients, together with recent advances in radiographic imaging that use tyrosine-based agents to selectively image cancer cells, cancer appears to have a high affinity for tyrosine uptake compared to normal cells;

•	Well-tolerated/ broad therapeutic margin – Safety findings are available for approximately 180 patients, and only two patients (1%) have reported any drug-related serious adverse events;
•

Suitable for monotherapy or combination therapy – Although most of TYME’s clinical and compassionate use experience has been in monotherapy, SM-88’s differentiated mechanism of action and safety profile may also allow it to be effective in combination with other cancer therapeutics; and

•

Potentially effective treatment for patients who have failed other therapeutic options – Current cancer therapies are often intended to inhibit or change a particular aspect of cancer’s cellular function, known as selective pressure. However, cancers typically develop resistance mechanisms that can make them less responsive to subsequent selective pressure treatments, while at the same time patients also accumulate treatment-related toxicities that can make them ineligible for subsequent therapies. SM-88 is designed to avoid selective pressure and this fundamental limitation of traditional therapies by utilizing cancer’s innate metabolic weaknesses to compromise its defenses, leading to cell death through oxidative stress and exposure to the body’s natural immune system. We believe this novel mechanism of action may allow SM-88 to be used in traditional treatment-resistant patients and also limit development of resistance.

We believe we can become a leader in developing and delivering CMBTs with our platform technology for the following reasons:

•	Members of our management team have extensive experience with scientific research and clinical development in the field of cancer metabolism-based therapies.

•	Oral SM-88 has demonstrated meaningful clinical benefit and well tolerated safety profile, in metastatic cancer patients across 15 different types of solid tumors and hematologic cancers.
•

To date, SM-88 has shown a favorable safety profile and we believe the unique mechanism of action increases prospects for evaluation of the potential of SM-88 as a preferred therapy in combination with existing treatment modalities.

•

We currently retain all commercial rights for SM-88 and new pipeline candidates through a strong and growing patent estate of over 65 issued patents and 129 pending patent applications in various countries broadly covering compositions, methods, manufacturing and use in connection with the treatment of cancers.

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

The results of the FHS were published in the journal, Investigational New Drugs, in March 2019, including data from the trial’s initiation in January 2012 through September 2017. Patients were treated with monotherapy SM-88 and achieved median overall survival (“OS”) of 29.8 months, median progression free survival (“PFS”) of 13 months, and a 33% objective response rate (“ORR”). The ORR consisted of four complete responses (“CR”) and six partial responses (“PR”), based on Response Evaluation Criteria In Solid Tumors 1.1 (“RECIST”).  In addition, 57% of patients (17/30) achieved RECIST stable disease (“SD”) with a median SD duration of 11 months. Five FHS patients with metastatic cancer survived for over five years after commencing SM-88 treatment. All FHS patients improved or maintained Eastern Cooperative Oncology Group Performance Status (“ECOG PS”), a measure of quality of life, after initiating SM-88 therapy, and OS was comparable for patients who entered the trial with ECOG PS ranging from 0 (asymptomatic) to 2 (unable to perform any work-related activities).

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

Compassionate Use Program

In parallel with and following the First in Human Study, we also allowed advanced cancer patients’ access to SM-88 through a compassionate use program under Institutional Review Board (“IRB”) supervision (the “Compassionate Use Patients”). In early 2018, we performed a retrospective analysis on 53 Compassionate Use Patients who had available data and received at least six weeks of treatment. These patients had their scans reviewed by independent radiologists to determine response under RECIST, and 75% of these patients (40 of 53) were deemed to have experienced Clinical Benefit, consisting of 8 CRs, 16 PRs and 16 SD designations.

Through these two programs, patients being treated with SM-88 have achieved confirmed responses across 15 different cancer types, including some of the most common and difficult to treat cancers, such as pancreatic, prostate, breast, lung, glioma, ovarian, sarcoma and colon cancer. Based on preliminary data from the FHS and the Compassionate Use Patients suggesting SM-88 may have broad potential applicability and acceptable toxicity, we believe that SM-88 may ultimately be utilized as a treatment for a wide range of cancers prior to the end-stage setting.

SM-88 Ongoing Studies

Pancreatic Cancer Trial (“TYME-88-Panc”)

TYME-88-Panc was initially designed as a two-part, open-label clinical trial evaluating SM-88 as an oral monotherapy in late-stage patients with advanced pancreatic cancer. Part 1 was designed to determine optimal dose for pivotal testing and patients were given either a high or low dose of SM-88. Preliminary data from Part 1 was released at the ESMO World Congress on Gastrointestinal Cancer on July 4, 2019. Based on the encouraging efficacy data and the well tolerated safety profiles, the TYME-88-Panc protocol was amended in 2019 and is now intended as a pivotal registration trial. The amended protocol is a 1:1 randomized study of SM-88 versus an investigator’s choice of three pre-determined single agent therapies.

Part 1 of TYME-88-Panc included 49 heavily pretreated patients with radiographically progressive metastatic pancreatic cancer, who had received a median of two prior systemic therapies and had significant disease related morbidity before receiving SM-88 used with MPS. Of the 49 patients, 38 patients were evaluable for efficacy, as defined in the protocol. Preliminary results from Part 1 of TYME-88-Panc, using information available as of April 25, 2019, demonstrated 6.4 months median OS of evaluable patients (n=38). The reported survival of patients progressing after second line therapy was 3 months, based on an analysis of 19 published trials with patients who had progressed after second line treatment (Manax, et al J Clin Oncol 37, 2019 (suppl 4; abstr 226)). In addition, there is an approximate 2 to 4-week transition between second and third line treatments. Thus, based on these considerations, the expected survival for this patient population at the start of treatment would be 2 to 2.5 months.

As a result of the encouraging results demonstrated in Part 1 of the TYME-88-Panc study of SM-88, TYME has launched Part 2 of TYME-88-Panc study designed as a multi-center randomized (1:1), controlled pivotal trial that will evaluate the efficacy and safety of SM-88 used with MPS in patients with metastatic adenocarcinoma of the pancreas whose disease has progressed or recurred and have received two lines of prior systemic therapy. Approximately 250 patients will be randomized to receive 920 mg of SM-88 with MPS (Arm A n=125) or one of three pre-defined single agent therapies (Arm B n=125). Patients will be treated until there is unacceptable toxicity or disease progression or if any treatment discontinuation criteria are met. The primary endpoint is OS. Key exploratory endpoints include PFS, clinical benefit response rate (“CBR”), defined as patients achieving SD or better, circulating tumor cells (“CTCs”) and quality of life. The study will include leading pancreatic cancer research sites across the United States.

Based on information available on April 25, 2019, certain efficacy indicators correlated with greater OS, including the achievement of SD or better under RECIST and decreases in CTCs. Clinical benefit rates of SD or better under RECIST were achieved by 44% (11/25) of patients with available imaging as of April 25, 2019. Notably, patients achieving SD or better demonstrated a statistically significant (p=0.02) improvement in survival with a 92% reduction in risk of death (hazard ratio=0.08 (95% CI 0.01 – 0.63)). The CBR was durable, with a majority of these patients remaining in SD or better at more than seven months after receiving treatment with SM-88.

In TYME-88-Panc, based on information available as of April 25, 2019, a median reduction of 63% in CTC burden was observed in evaluable patients. Importantly, patients (10 of 24) with available results reaching an 80% reduction or greater in CTCs demonstrated a 60% decrease in risk of death (p=0.18, hazard ratio: 0.4 (95%CI (0.11 – 1.5)).

As of April 25, 2019, the study reported that SM-88 was well tolerated with only 4.0% of patients (2 of 49) who experienced serious adverse events (“SAEs”) deemed at least possibly related to SM-88 (abdominal pain, arthralgia, and hypotension). One patient with reported SAEs continued on treatment.

The amended pivotal protocol for TYME-88-Panc (“Part 2”) is enrolling and, in early January 2020 the Company announced the first patient was dosed.

PanCAN Precision PromiseSM Adaptive Phase II/III Trial Platform

We have entered into an agreement for SM-88 to be included in an experimental arm in the novel Precision Promise adaptive randomized Phase II/III trial platform with registration intent sponsored by the Pancreatic Cancer Action Network (“PanCAN”). The objective of Precision Promise is to expedite the study and approval of promising therapies for pancreatic cancer by bringing multiple stakeholders together, including academic, industry and regulatory entities.

The primary goal of SM-88’s inclusion is to study SM-88 as a monotherapy treatment arm for patients who have failed one prior line of chemotherapy. Additionally, it is planned that SM-88 will be evaluated in combination with gemcitabine (Gemzar ®) and nab-paclitaxel (Abraxane ®) for first-line patients. The second-line monotherapy arm initiated in January 2020.

PanCAN is sponsoring Precision Promise and providing funding and other support. While TYME’s SM-88 is included in the trial, we will not oversee, conduct or control the trial.

Phase II Prostate Cancer Trial

We presented final data from our Phase II trial of SM-88 in patients with non-metastatic, biochemical-recurrent prostate cancer at the ESMO Congress 2019 on September 30, 2019. Twenty-three (23) patients were enrolled in the trial and entered with rising prostate-specific antigen levels, detectable CTCs and no radiographically detectable metastases. The study duration was six months, per the study protocol, although some patients were granted a waiver to remain on treatment for longer periods. Seventy-four percent (74%) of patients (17/23) had previously received androgen deprivation therapy as treatment for prostate cancer. All enrolled patients were given daily oral SM-88 with MPS for the duration of treatment.

Based on data as of September 2019, 100% of patients (23/23) on trial remained free of metastatic progression and 87% of patients (20/23) maintained radiographic progression-free survival (“rPFS”) with a median duration of 6.5 months from the initial diagnoses of prostate specific antigen (“PSA”) rise. All patients who maintained rPFS also exhibited meaningful reductions in CTCs.

All patients with available CTC results for at least 3 cycles (n=19) achieved a decrease from baseline, with a median decrease of 65.3% at the end of 3 cycles. The median baseline PSA for patients with radiographic progression was 13.4 compared to 5.6 for patients with no radiographic progression (p=0.02). 13% of patients experienced a PSA progression after commencing therapy and 52% of patients (12/23) experienced an improvement in median PSA doubling time, a positive prognostic indicator.

Patients without local progression (20/23) had slightly higher testosterone levels at baseline and throughout treatment on SM-88 as compared to those who experienced local radiographic progression (3/23), based on data as of September 2019. According to the European Organization for Research and Treatment of Cancer Quality of Life

Questionnaire, patients generally reported stable cognitive and sexual function domain measures, with no detectable worsening in any domain. Patient weight, EKG QT interval, glucose and hematocrit and other measures, which are often side effects of androgen deprivation therapy, did not appear affected while receiving SM-88.

The SM-88 therapy was well tolerated in all patients in the trial. There were no treatment-related SAEs. No adverse events resulted in dose delay, discontinuation, or reduction. The majority of Grade 1 adverse events deemed possibly or probably related to the SM-88 investigational therapy were gastrointestinal in nature.

Enrollment in our Phase II prostate cancer trial has been completed and final results are expected to be published in the second half of calendar year 2020.

Investigator-Initiated Phase II Sarcoma Trial

The HopES trial, an investigator-initiated prospective open-label Phase II trial evaluating the efficacy and safety of SM-88 with MPS for the treatment of poor prognosis sarcomas, began dosing patients in January 2020. Up to 24 evaluable patients will be enrolled in the HopES trial through two patient cohorts. The first cohort will evaluate oral SM-88 as maintenance monotherapy following primary or palliative treatments for Ewing's sarcoma patients with a high risk of relapse or disease progression. The second cohort will determine the clinical benefits of SM-88 as salvage monotherapy for patients with clinically advanced sarcomas. The primary objectives are to measure ORR and PFS. Secondary objectives include duration of response, OS, CBR using RECIST v1.1, and incidence of treatment-emergent adverse events.  The Joseph Ahmed Foundation is providing funding and patient support for this trial and the trial is being conducted by principal investigator Dr. Chawla at the Sarcoma Oncology Center in Santa Monica, CA.

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

In initial preclinical xenograft mouse studies, TYME-18 was able to completely resolve over 90 percent (11/12 mice) of established colorectal tumors within 12 days versus an average of over 600 percent growth in the control animals. Additionally, there was no detected necrosis of the normal tissue surrounding the tumor site or other identified toxicities in the animals treated with TYME-18. A subsequent study repeated the same efficacy results, with 11 of 12 TYME-18 treated mice showing complete resolution of targeted lesions. We plan to continue with the development of TYME-18 in solid tumors and to provide details of an IND-enabling program this calendar year.

Animal Health

Our co-founder, Steve Hoffman, holds substantially all intellectual property rights with respect to the treatment of cancer in non-humans. Following interest from third parties in creating health partnerships, a committee of independent members of our board of directors (the “Board”) has held discussions with our co-founders to obtain intellectual property rights such that the Company could have the ability to pursue cancer therapies in animal health.

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

The TYME-88-Panc study was amended to study SM-88 in third-line pancreatic patients.  There are no FDA approved third-line pancreatic treatments and there are no active therapies recommended in the ASCO or National

Comprehensive Cancer Network guidelines.  If commercialized for third-line pancreatic treatment, the competition for SM-88 would be physician choice of therapy, supportive care and/or clinical trials.

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

Tyme maintains a broad intellectual property portfolio of 194 patent applications granted and/or pending worldwide. The patents encompass SM-88 as well as inventions that fight cancer and aid in the creation of novel mechanisms to further that effort. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We have and will continue to seek U.S. and international patent protection for a variety of technologies, including: pharmaceutical compositions, methods for treating diseases of interest, methods for manufacturing the pharmaceutical compositions and research tools and methods. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel products. We will also seek protection, in part, through confidentiality and proprietary information agreements.

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

As of March 31, 2020, we have two active INDs with the FDA, both of which are associated with SM-88. The two INDs are active with the relevant FDA departments that oversee our two ongoing clinical trials, the Department of Oncology Products 1 (“DOP1”) for our prostate cancer trial, and the Department of Oncology Products 2 (“DOP2”) for our pancreatic cancer trial.  In addition, clinical investigators have previously and may in the future request their own INDs in order to use SM-88 or other products in Investigator Initiated Trials (“IITs”).  For example, the HopES trial for sarcoma is an IIT where the IND for SM-88 use is held directly by the clinical trial site.

In February 2019 and July 2019, we participated in Type C meetings with the FDA. During those meetings we received guidance on our pivotal trial for SM-88 in third line pancreatic cancer.  The trial is a randomized study comparing SM-88 to the control arm. The control arm consists of physician’s choice of therapies. The primary end point is overall survival.

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

Breakthrough Therapy Approvals

The Food and Drug Administration Safety and Innovation Act provides another designation for an expedited FDA review process called Breakthrough Therapy Designation. A breakthrough therapy is a drug that is intended alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If an investigational drug is designated as a breakthrough therapy, the drug will be eligible for all fast track designation features, including expedited development and review of such drug for trial and market approval. All requests for Breakthrough Therapy Designation are to be reviewed within 60 days of receipt and FDA will either grant or deny the request.

Fast Track Program

The fast track program, a provision of the Food and Drug Administration Modernization Act of 1997 (“FDAMA”), is designed to facilitate interactions between a sponsor and the FDA before and during submission of an NDA for an investigational agent that, alone or in combination with one or more drugs, that is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need for that disease or condition. Under the fast track program, the FDA may consider reviewing portions of a marketing application before the sponsor submits the complete application, if the FDA determines, after a preliminary evaluation of the clinical data, that a fast track drug may be effective. A fast track designation provides the opportunity for more frequent interactions with the FDA and could make the drug eligible for and accelerated approval priority review if supported by clinical data at the time of submission of the NDA.

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

SM-88 is currently administered with the conditioning agents methoxsalen, phenytoin, and sirolimus (“MPS”). Methoxsalen, phenytoin, and sirolimus each previously received regulatory approval in areas other than cancer treatment. SM-88 and the three agents within MPS are organic compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and we do not believe unusual equipment could be required in the manufacturing process.

Our tyrosine-based component is a derivative product that has been modified by a proprietary process to modify its functionality. This drug substance is being manufactured on an exclusive basis by a leading, FDA-audited contract manufacturer that has previously manufactured tyrosine-based products on a commercial scale. This manufacturer currently is our sole supplier of this drug substance. To our knowledge, the current manufacturer of this drug substance is the only FDA-approved supplier of this drug. We believe this cGMP contract manufacturer has sufficient capacity to meet our projected needs into the near future and we maintain inventory on hand to meet our immediate clinical needs. In the event of a catastrophic event or if this contract manufacturer is unable to meet our needs, we will need to find an alternative source. This will likely result in delays for the clinical development program. It is not impossible to find a substitute for this supplier in the event that it becomes necessary, but it may be costly, including in terms of development time. We do not currently have arrangements in place for a redundant supply of the drug substance.

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

The three APIs for MPS are available from several contract manufacturers, each holding Drug Master Files at the FDA for their respective APIs. We believe that the loss of or the inability of, any of single source to provide our required ingredients would not have any substantive delaying effect on our research program, clinical trials or future commercial sale of SM-88, as we believe other sources are readily available.

Employees

As of March 31, 2020, we had a total of 18 employees, all full-time and all located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Of the 18 employees, eight perform research and development activities and ten perform general and administrative functions. Our Chief Executive Officer, Steve Hoffman, is also our Chief Science Officer and, as such, may be considered engaged in R&D activities, for purposes of the immediately preceding sentence, as well as his being categorized as serving in an administrative capacity. Based upon their roles and activities with us, certain other employees may also be categorized as serving in more than one role. Where necessary, we have entered into consulting contracts to provide us with subject matter expertise. We believe there is a sufficient number of available contractors with appropriate subject matter expertise for our current and near-term needs.

Collaboration with Eagle

On January 7, 2020, TYME and Eagle Pharmaceuticals, Inc. (“Eagle”) entered into a Securities Purchase Agreement (the “Eagle SPA”), pursuant to which the Company issued and sold to Eagle 10,000,000 shares of common stock, at a price of $2.00 per share. The Eagle SPA provides that Eagle will, subject to certain conditions, make an additional payment of $20 million upon the occurrence of a milestone event, which is defined as the earlier of (i) achievement of the primary endpoint of overall survival in the TYME-88-Panc pivotal trial; or (ii) achievement of the primary endpoint of overall survival in the PanCAN Precision Promise SM-88 registration arm; or (iii) FDA approval of SM-88 in any cancer indication. This payment would be split into a $10 million milestone cash payment and a $10 million investment in TYME at a 15% premium to the then prevailing market price. Eagle’s shares will be restricted from sale until the earlier of three months following the milestone event or the three-year anniversary of the agreement.

Also, on January 7, 2020, we entered into a Co-Promotion Agreement with Eagle (the “Co-Promote”), whereby Eagle agreed to provide sales representatives to cover 25% of the Company’s sales force requirements and will receive 15% of the net sales of all SM-88 products in the U.S. during the term of the Co-Promote. TYME will also be responsible for clinical development, regulatory approval, commercial strategy, marketing, reimbursement and manufacturing of SM-88. TYME retains the remaining 85% of net U.S. revenues and reserves the right to repurchase Eagle’s rights under the Co-Promote for $200 million.

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

Corporate History; Significant Organizational Events

We were originally incorporated in Florida as Global Group Enterprises Corp. on November 22, 2011. Effective as of September 18, 2014, we reincorporated in the State of Delaware and later engaged in a merger and certain other transactions. As a result of these events and related transactions, among other things, we (i) changed our jurisdiction of incorporation from Florida to Delaware; (ii) changed our name from Global Group Enterprises Corp. to Tyme Technologies, Inc., and (iii) acquired our current clinical-stage pharmaceutical business.

At-the-Market Sales of Common Stock

In November 2017, we entered into an equity distribution agreement with Canaccord Genuity Inc. (“Canaccord”), pursuant to which we were able to sell shares of our common stock having an aggregate offering price of up to $30,000,000 through Canaccord, as our sales agent, in an at-the-market offering (the “ATM”). In total, we sold 3,927,248 shares of our common stock under this equity distribution agreement for net proceeds of $11,492,261 after commissions of $359,866 and other transaction expenses.

In October 2019, TYME terminated the equity distribution agreement with Canaccord and entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may, from time to time, sell shares of Common Stock through Jefferies having an aggregate offering price of up to $30.0 million (the “Jefferies ATM”). Since initiation, we have raised approximately $1.5 million in net proceeds after commissions and other transaction expenses and have sold 1,361,315 shares of Common Stock.

Underwritten Securities Offering

On March 6, 2018, TYME closed an underwritten public offering of 10.4 million shares of its Common Stock, at a public offering price of $2.25 per share and received net proceeds, after deducting underwriting discounts and commissions, but before our expenses of the offering, of approximately $21.89 million.

On April 2, 2019, the Company closed an underwritten registered offering of 8,000,000 shares of its common stock, par value $0.0001 per share (“Common Stock”), and warrants to purchase up to 8,000,000 shares of its common stock with an exercise price of $2.00 per share at a combined purchase price of $1.50 per share of common stock and accompanying warrant (the “Existing Warrants”). The net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $11 million.

Exchange Agreements

On May 20, 2020, the Company entered into exchange agreements with holders (the “Holders”) of the Existing Warrants. The Existing Warrants were offered and issued pursuant to the Company’s Registration Statement on Form S-3 (Registration No. 333-211489), which was declared effective by the Securities and Exchange Commission on August 16, 2017, a base prospectus dated August 16, 2017 and a prospectus supplement dated March 28, 2019.

Pursuant to exchange agreements (the “Share Exchange Agreements”) with Holders of Existing Warrants to purchase 5,833,333 shares of Common Stock in the aggregate, the Company issued an aggregate of 2,406,250 shares of Common stock (the “Exchange Shares”) in exchange for such Existing Warrants. Concurrently therewith, each such Holder executed and delivered to the Company a leak-out agreement  (a “Share Leak-Out Agreement”) that contains trading restrictions with respect to the Exchange Shares, which (i) for the first 90 days, prohibit any sales of Exchange Shares, (ii) for the subsequent 90 days, limit sales of Exchange Shares on any day to 2.5% of that day’s trading volume of Common Stock, and (iii) prohibit new short positions or short sales on Common Stock for the combined 180 day period.

The Company also entered into an exchange agreement (the “Warrant Exchange Agreement”) with another Holder of Existing Warrants to purchase 2,166,667 shares of Common Stock in the aggregate.  Pursuant to the Warrant Exchange Agreement, the Company issued such Holder a new warrant (the “New Warrant”) to purchase the same number of shares of Common Stock. The New Warrant has the same expiration date, April 2, 2024, as the Existing Warrants, but has an exercise price of $1.80 and does not include the price protection, anti-dilution provisions or other restrictions on Company action from the Existing Warrants. Concurrently therewith, such Holder executed and delivered to the Company a leak-out agreement that contains trading restrictions on sales of Common Stock issued upon exercise of the New Warrant that are substantially similar to the restrictions on Exchange Shares in the Share Leak-Out Agreement, provided that the leak-out restrictions will only apply to the first 893,750 shares of Common Stock issued pursuant to the New Warrant.

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

The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or any other document we file with the SEC, and any reference to our website is intended to be an inactive textual reference only.

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

INDEX TO RISK FACTORS

Risks Related to Owning Our Stock 26

Risks Related to Our Business and the Development, Regulatory Approval, and
Commercialization of Our Product Candidates 31

Risks Related to our Financial Condition and Need for Additional Capital 48

Risks Related to our Reliance on Third Parties 51

Risks Related to the Operation of our Company 54

Risks Related to Intellectual Property 58

Risks Related to Government Regulations and Agencies 63

Risks Related to Owning Our Stock

Each of our co-founders holds a substantial ownership interest in our Company, which gives them the ability to influence certain decision making and these individuals have certain rights to our intellectual property that may allow them to use our IP in ways that could be inconsistent with our use.

Steve Hoffman, our Chief Executive Officer, Chief Science Officer and a director, owned more than 21.5% of our outstanding common stock as of March 31, 2020. Additionally, Michael Demurjian, our former Chief Operating Officer, also owned more than 19.4% of our outstanding common stock as of  March 31, 2020.  As such, Mr. Hoffman and Mr. Demurjian will each be positioned to exercise significant influence over our Company’s affairs, including, but not limited to, electing members of our Board of directors and exercising influence and voting rights in connection with structural defenses and anti-takeover measures, and fundamental corporate transactions, and they may seek action that may not reflect the best interests of all of the stockholders of our Company.

Additionally, the Company has granted Mr. Hoffman perpetual, exclusive non-royalty bearing license rights with respect to certain patents and patent applications that the Company uses for SM-88 in all fields other than in connection with the treatment of cancer. Further, in their employment agreements, Mr. Hoffman and Mr. Demurjian agreed that all intellectual property (“IP”) they develop or had developed during their employment with us is the property of the Company, but only with respect to the treatment of cancer in humans. We have been considering expanding into cancer therapeutics in certain animals and obtaining the relevant IP rights from them. We have had discussions with Mr. Hoffman and Mr. Demurjian about the financial and other terms to reach an agreement such that the Company would have the ability to pursue cancer therapeutics in dogs, cats and horses, but no assurance can be provided that we will obtain such rights.

This license to Mr. Hoffman may limit the Company’s ability to profit from alternative uses of SM-88, were such uses to be discovered. Further, the use of the patents or patent applications that are used for SM-88 or that otherwise overlap with our IP could be associated with a negative event outside of the control of the Company and outside the treatment of cancer in humans, which, in either case, may have an adverse effect on our business.

Our share price is likely to be volatile due to factors beyond our control and may drop below prices paid by investors; investors could lose all of their investment in our Company.

All readers of this report should consider an investment in our common stock as speculative, involving a high degree of risk, and invest in our common stock only if the purchaser can withstand a significant loss and wide fluctuations in the market value of an investment. Potential investors should be aware that the value of an investment in our Company may go down as well as up. In addition, there can be no certainty that the market value of an investment in our Company will fully reflect its underlying value.

Investors may be unable to sell their shares of our common stock at or above the price they paid for their shares due to fluctuations in the market price of our common stock arising from factors affecting our drug discovery and development objectives as well as changes in our operating performance or prospects. In addition, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, as a result of, among other reasons, the ongoing COVID-19 pandemic and related government and economic reactions, which are further described in this section. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

•	results and timing of our clinical trials and clinical trials of our competitors’ products;
•	the failure or discontinuation of any of our development programs;
•

limitations on the availability of acceptable-quality clinical supply or issues in manufacturing SM-88, the MPS components or any future drugs we may develop and receive governmental approval to market;

•	regulatory developments or enforcement in the United States and non-U.S. countries with respect to our or our competitors’ products;
•	failure to achieve pricing and reimbursement levels expected by us or the market;
•	competition from existing products or new products that may emerge;
•	developments or disputes concerning patents or other proprietary rights;
•	introduction of technological innovations or new commercial products by us or our competitors;
•	announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	changes in estimates or recommendations by securities analysts, to the extent any cover our common stock;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	public concern over SM-88 or any future drugs we may develop and receive governmental approval to market;
•	litigation or the threat of litigation;
•	future issuances and sales of our common stock;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	additions or departures of key personnel;

•	changes in the structure of healthcare payment systems in the United States or overseas;
•	the failure of SM-88, if approved, or any other approved drug product we may develop, to achieve commercial success;
•	economic and other external factors or disasters or widespread health or other crises;
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

Our common stock has historically been characterized by low and/or erratic trading volume, and the intraday per share price of our common stock has fluctuated from $0.86 to $2.04 between April 1, 2019 and March 31, 2020, the date of our last completed fiscal year.

As of July 31, 2017, our common stock became quoted on the Nasdaq Capital Market under the symbol “TYME.” Even though recently listed on the Nasdaq Capital Market, the market for our stock may be impaired because of the limited number of investors, the significant ownership stakes of Messrs. Demurjian and Hoffman, and our small market public float and small capitalization, which is less than that authorized for investment by many institutional investors. Historically, the public market for our common stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. For the fiscal year ended March 31, 2020, the average daily trading volume for our common stock was approximately 551,961 shares. In addition, the price of our common stock has been volatile. Our common stock had a closing price of $1.89 on April 1, 2019, and ended fiscal year 2020 at a closing price of $1.10. During the fiscal year 2020, our common stock had a low closing price of $0.90, which occurred on March 18, 2020, and had a high closing price of $1.95, which occurred on January 16, 2020.

The market price of our common stock is subject to wide fluctuations due to factors that we cannot control, including the results of preclinical and clinical testing of our products under development, decisions by collaborators regarding product development, regulatory developments, market conditions in the pharmaceutical and biotechnology industries, future announcements concerning our competitors, adverse developments concerning proprietary rights, public concern as to the safety or commercial value of any products, impacts of public health crises, including the ongoing COVID-19 pandemic, and general economic conditions.

Furthermore, the stock market has experienced significant price and volume fluctuation unrelated to the operating performance of particular companies. These market fluctuations can adversely affect the market price and volatility of our common stock.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish substantial rights.

Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and licensing and development agreements in connection with any collaborations. We do not have any committed external source of funds and no revenue source. To the extent that we raise additional capital through the sale of equity, equity-linked securities or convertible debt securities, as we expect we will, then outstanding stockholders’ ownership interests in our Company will be diluted and the terms of these new securities may include liquidation or other preferences that adversely affect rights of holders of our common stock. For example, in January 2020, we entered into a securities purchase agreement with Eagle Pharmaceuticals, Inc. (“Eagle”), pursuant to which Eagle would be required, upon the Company’s achievement of certain milestone events, to purchase Series A Preferred Stock of the Company that is convertible into common stock, which, upon conversion, if any, would result in additional dilution. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We cannot give any assurance that we will be able to obtain additional funding if and when necessary or on satisfactory terms. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our development programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

The ability of our Board to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of our Company. Our Board is authorized to issue up to 10,000,000 shares of preferred stock with powers, rights and preferences designated by it. On January 7, 2020, the Board designated and reserved 10,000 shares as Series A Preferred in connection with the Eagle SPA (See Item 8. Note 9). Shares of Series A Preferred or other voting or convertible preferred stock could be issued or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to affect a takeover or otherwise gain control of our Company. The ability of our Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of our Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to our Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

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

If we raise additional funds by issuing equity securities as we expect we will, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams or have to grant licenses on terms that are not favorable to us. For example, in January 2020, as part of a strategic investment in our Company, we entered into a co-promotion agreement with Eagle, whereby Eagle agreed to provide sales representatives to cover 25% of the Company’s sales force requirements and will receive 15% of the net sales of all SM-88 products in the U.S. during the term of the agreement. The transactions with Eagle are further discussed under the heading “Collaboration with Eagle” in Item 1 of this Annual Report on Form 10-K. In addition, general market conditions, as well as market conditions for companies in our financial and business position, as well as the ongoing issues arising from the COVID-19 epidemic, may make it difficult for us to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected, and we may be unable to continue our operations.

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
•

include advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and for nominations to our Board, which include, among other things, requirements for proposing stockholders to disclose information about derivative or short positions; and

•

authorize our Board to issue, without stockholder approval, shares of preferred stock; such ability to issue previously undesignated preferred stock makes it possible for our Board to establish a “poison pill” and issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. However, in connection with entering into a securities purchase agreement between the Company and Eagle in January 2020, the Board agreed to waive the provisions of Section 203 to the extent it is or could become applicable to Eagle.

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

Risks Related to Our Business and the Development, Regulatory Approval, and Commercialization of Our Product Candidates.

The outbreak of the novel coronavirus (COVID-19) and its impact on business and economic conditions could adversely affect our business, results of operations and financial condition, and the extent and duration of those effects will be uncertain.

The outbreak of the novel coronavirus (COVID-19) has evolved into a global pandemic. COVID-19 has spread to many regions of the world. The pandemic, including the fear of exposure to and the actual effects of the illness, together with the measures implemented to reduce its spread, which include restrictions on travel and large gatherings and requirements to shelter-in-place, have significantly impacted the global economy. It has disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the virus and the actions to contain it or treat its impact, among others.

The spread of COVID-19 and efforts to contain the virus may have the following effects, which become more likely to occur or may be exacerbated the longer the crisis continues:

•

Our clinical trials may be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. In general, the pandemic has made it very difficult to recruit subjects and patients and to conduct clinical trials. The FDA issued guidance to be implemented without the normal prior public comment period as the FDA had concluded that public participation would not be feasible or appropriate. Guidance is not legally enforceable, but the FDA recommends the following of its guidance and guidance is particularly instructive during public health emergencies as the most efficient way for FDA to communicate broadly. Challenges are expected to arise from quarantines, site closures, travel limitations, interruptions to the supply chain for investigational products, or other considerations if site personnel or trial subjects become infected with or quarantined due to COVID-19. These challenges may lead to difficulties in meeting protocol requirements, including protocol-specified procedures. The FDA emphasized that safety of trial participants is critically important. Decisions to continue or discontinue individual patients or a trial are expected to be made by trial sponsors in consultation with clinical investigators and Institutional Review Boards. COVID-19 screening procedures may need to be implemented. As challenging as the clinical trial process is during normal times, the risks, strategic and operational challenges and the costs of conducting such trials has increased substantially during the pandemic. The full impact of COVID-19 on our clinical development and clinical trials is currently unknown.

•

Infections and deaths related to the pandemic have disrupted the American and global healthcare and healthcare regulatory systems. Such disruptions may divert healthcare resources away from our clinical trials and have the potential to materially delay the review and/or approval of regulatory submissions and regulatory communications with the FDA and global regulators. It is unknown how long these disruptions could continue were they to occur. The elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

•

Major international medical conferences have been disrupted, impacting the dissemination and review of scientific/medical information, including presentations, papers and abstracts that would have been presented about our products.

•

While we have not had material disruptions in our operations to date, shelter-in-place orders or other mandated local travel restrictions could result in our employees or other personnel conducting research and development or manufacturing activities for the Company having no or limited access their laboratories or other facilities. A greater number of these personnel working remotely may also expose us to greater risks related to cybersecurity and cyber-liability.

Should COVID-19 continue to spread or government countermeasures become stricter, our business operations, results of operations and financial condition may further be affected as follows:

•

Some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if the spread of the coronavirus pandemic continues and our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements, which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

•

We currently utilize third parties to, among other things, manufacture raw materials. If any third parties in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations.

•

Our business may experience a material economic effect due to the additional work and resource demands for our employees and vendors, particularly those who continue to be involved in handling the current operational challenges of clinical trial administration and business disrupted by the pandemic.

•	It may adversely impact our ability to file on a routine and timely basis our periodic reports or other filings under federal securities or other laws and regulations.

•

Our business may experience a material economic effect. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. The extent to which the coronavirus further impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus and the actions to contain the coronavirus or treat its impact, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. However, the likelihood of material impact on the Company and its operations increases the longer the virus impacts activity levels in the United States and across the world. Management will continue to monitor the situation closely and implement business continuity and emergency response plans as needed.

Our proprietary lead drug product, SM-88, is in clinical development in two principal areas. We are currently participating in the advancement of Phase II, Phase II/III and/or pivotal clinical trials for pancreatic cancer and sarcoma. We are considering additional clinical trials in other solid tumors and/or hematologic malignancies. Clinical drug development is expensive, time-consuming and uncertain, and we may ultimately not be able to obtain regulatory approval for the commercialization of our lead candidate.

The risk of failure for drugs in clinical development is high and it is impossible to predict when our lead drug candidate for the treatment of cancer, SM-88, will prove effective or safe in humans or will receive regulatory approval. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA, the European Medicines Agency (the “EMA”), national competent authorities in Europe and other non-U.S. regulatory authorities, which establish regulations that differ from country to country. We are not permitted to market SM-88 and any other drug product we may develop in the United States or in other countries until we receive approval of a New Drug Application (an “NDA”) from the FDA or marketing approval from applicable regulatory authorities outside the United States. Since SM-88 is in clinical development, it is subject to the risk of failure inherent in the drug development process. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA or EMA. Obtaining approval of an NDA or a Marketing Authorization Application (“MAA”) can be a lengthy, expensive and uncertain process, and we may experience delays as an impact of COVID-19. In addition, failure to comply with the FDA, EMA and/or other non-U.S. regulatory requirements prior to or following regulatory approval, could subject our Company to administrative or judicially imposed sanctions, which include, but are not limited to:

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

We have limited experience with completing large-scale or pivotal Phase II or III clinical trials or commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been limited to financing and staffing our Company, developing our technology platform, SM-88 and other potential drug candidates, conducting our small-scale completed Phase I or Phase II clinical trials, and initiating or partnering to initiate pivotal trials for SM-88. We have initiated our commercialization strategy and marketing plan. In addition, our executive team does not all have prior experience in obtaining regulatory approval for a drug or commercializing an approved drug. Accordingly, we have not had experience completing a large-scale or pivotal clinical trial at TYME (whether Phase II, III, or otherwise), obtaining marketing approval, manufacturing product on a commercial scale or conducting sales and marketing activities. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

If we are unable to identify and recruit enough qualified patients for our clinical trials, it could delay or prevent development of SM-88 and adversely affect our future business prospects.

The timing and length of our clinical trials depends in part on the speed at which we can identify and recruit patients to participate in clinical trials of our product candidates. Difficulties with enrollment or finding eligible patients may cause delays in current and future clinical trials. If patients are unwilling or unable to participate in our clinical trials due to any negative publicity in the industry, interest in trials for other third-party product candidates, or for other reasons, including fears or restrictions related to the COVID-19 pandemic, our clinical trials could be delayed or terminated.

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

SM-88 is in clinical development. We conducted several Phase I or Phase II trials and have initiated our pivotal trial for SM-88 in pancreatic cancer. We have also partnered with PanCAN to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision Promise. The successful completion of these trials will be subject to numerous factors that can cause interruptions or delays, many of which may be beyond our control. Should we experience any interruption or delay, our plans and expected future revenue could be adversely affected and could result in our inability to continue our operations.

Many factors could substantially delay or prevent the timely completion of our planned clinical trials due to several factors, which include, but are not limited to the following:

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

Any failure or significant delay in clinical and regulatory development plans for SM-88 or any other product candidate we may pursue would likely adversely affect our ability to obtain regulatory approval for the drug and would diminish our ability to generate revenue.

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

Drug candidates that have shown promising results in early clinical trials (such as our First in Human Study) and compassionate use programs (such as our Compassionate Use Patients) may still suffer significant setbacks in subsequent clinical trials. Many companies in the pharmaceutical industry, including those with greater resources and experience than TYME, as well as those that have conducted large-scale clinical trials under an IND (in contrast to our limited number of First in Human Study patients and Compassionate Use Patients, all of whom were treated outside of an IND approved clinical trial) have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. In light of these factors, and the fact that our dosage and method of delivery from our First in Human Study and Compassionate Use Patients differ from our current clinical trials, and may differ from future clinical trials, no assurance can be given that our ongoing or future clinical trials may produce results similar to our First in Human Study or those experienced by Compassionate Use Patients.

We may, from time to time, publish interim or preliminary data from our clinical trials. Adverse changes from the published data from our First in Human Study, Compassionate Use Patients, and interim data to the final data obtained from our future clinical trials could harm our business prospects. In the 30 patients who received SM-88 in our First in Human Study, treatment-related AEs were reported in all participating patients, of which hyperpigmentation was the only consistent, lasting AE. The most common treatment-related AEs were hyperpigmentation (100%), mild transient fatigue (57%), and mild transient pain (13%). Many of these patients who were treated with SM-88 were late-stage cancer patients with one or more previous treatments or existing medical conditions, which can cause AEs unrelated to SM-88. Patients may also report additional AEs that have not yet been previously experienced or otherwise predicted. Patients who will be administered SM-88 in our clinical trials are, or may be, seriously ill and as more patient data becomes available, there is a risk that future clinical outcomes may materially differ from interim or preliminary data, First in Human Study data or Compassionate Use Patient data. Any negative material changes could have an adverse effect on our business and product development efforts.

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

There is always the possibility that SM-88 may not gain regulatory approval if it does not achieve its primary endpoints in its Phase II/III pancreatic clinical trials, and other factors, such as product safety or nonclinical registration requirements, may prevent SM-88 from gaining regulatory approval even if it achieves its primary endpoints. The FDA, the EMA or other global regulatory authorities may disagree with our trial design and/or our interpretation of data from nonclinical and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a drug even after reviewing and providing comments or advice on a protocol for a clinical trial. In addition, any of these regulatory authorities may also approve a drug for fewer or more limited indications than requested or may grant approval that is contingent on the performance of costly post-marketing clinical trials. Further, the FDA, the EMA or other non-U.S. regulatory authorities may not accept the labeling claims that we believe would be necessary or desirable for the successful commercialization of SM-88.

Preclinical development programs and preclinical mechanism research activities are uncertain. Our preclinical programs and activities may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.

We are conducting a range of preclinical experiments with external CROs and academic partners to more fully illustrate the mechanism of action of SM-88 in oncology. However it is unknown if the impact of SM-88 on processes studied in cultured cells or animal models would be replicated in humans or provide a clinical benefit. The FDA is interested in understanding the general biologic properties of SM-88, and there is a risk that the results produced by our planned preclinical activities might not satisfy their requirements to support a regulatory approval. Therefore, additional activity may be required to address the FDA’s questions, or we might not be able to effectively address these questions.

In addition to SM-88, we are researching other drug platforms, such as TYME-18. Before we can commence human clinical trials for a product candidate, we must complete extensive preclinical testing. Results of preclinical studies and early-stage clinical trials may not be predictive of future results. Preclinical studies and early-stage clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics, to understand the side effects of product candidates at various doses and schedules, and may not advance to later-stage clinical trials. Furthermore, the results of an early-stage clinical trial may not be predictive of the results of later-stage, large scale efficacy clinical trials.

We may not be successful in our efforts to use and expand our technology platform to build a pipeline of product candidates.

A key element of our business strategy is to further develop and expand our technology platform so that we can build a steady pipeline that we ultimately hope will be successful in the treatment of a variety of cancers, as well as other diseases that affect health and quality-of-life. However, we may not be able to develop and obtain approval to market our drugs if regulators do not conclude that they are safe and effective. Furthermore, the potential product candidates that we discover may not be suitable for further clinical development, whether due to the potential that they produce harmful adverse effects or possess other characteristics that indicate that they are unlikely to receive marketing approval and/or market acceptance. In addition, unexpected technical issues involving such product candidates could be encountered that could cause the products to be prohibitively too expensive to manufacture and market. If we do not continue the steady development and commercialization of products utilizing our technology platform, we will face difficulty in achieving increased revenues in future periods, which could result in significant harm to our financial position and adversely affect our share price.

We have filed patent applications relating to additional product candidates based on our technology platform. However, to date, the FDA and other regulatory authorities have not approved products that utilize this technology platform.

In the future, we plan to develop additional product candidates based on our technology platform. This platform incorporates novel technologies and methods and actions. Since regulators have not yet approved such a platform, the approval of the product candidates in our pipeline is less certain than approval of drugs that do not employ such novel technologies or methods of action. We intend to work closely with the FDA, the EMA and other non-U.S. regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for these future product candidates. It is possible that the validation process may take time and significant expenditures of resources, require independent third-party analyses or not be accepted by the FDA, the EMA and other non-U.S. regulatory authorities. Delays or failure to obtain regulatory approval of any of our future product candidates could adversely affect our business prospects and the value of our share price.

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

The FDA is authorized to designate an investigational drug as a breakthrough therapy if it finds that the drug is intended, alone or in combination with one or more drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as breakthrough therapies by the FDA are also eligible for all fast track designation features.

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

SM-88 or any other drug product we may develop may have serious adverse, undesirable or unacceptable side effects, which may delay or prevent marketing approval. If such side effects are identified during the development of SM-88 or any other product candidate we may develop or following such candidate’s approval, if any, we may need to abandon our development of SM-88 or such other candidate, the commercial profile of any approved label may be limited and/or we may be subject to other significant negative consequences following marketing approval, if any.

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

If SM-88 or any other product candidate we may develop receives marketing approval and it is later identified as undesirable or has unacceptable side effects, we are at risk for the following actions:

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

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval and commercialization of SM-88 or any other product candidate we may develop and may affect the prices we obtain. Our successful commercialization will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement and pricing policies.

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

In the United States, there have been a number of proposals for increased federal and state government regulation of, or involvement in, the pricing and/or purchasing of drugs. For example, the Prescription Drug Price Relief Act, introduced in the Senate in January 2019, would require the HHS Secretary to assure that Americans do not pay more for prescription drugs than the median price of five countries (Canada, UK, France, Germany and Japan). There have also been state legislative efforts to address drug costs, which generally have focused on increasing transparency about drug costs and limiting drug prices. Some such legislation has been subject to legal challenges.

In addition, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Modernization Act”) established the Medicare Part D program and provided authority for limiting the number of drugs that will be covered in any therapeutic class thereunder. The Medicare Modernization Act, including its cost reduction initiatives, could limit the coverage and reimbursement rate that we receive for any of our approved products. Private payors may follow Medicare coverage policies and payment limitations in setting their own reimbursement rates resulting in similar limits in payments from private payors.

Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, adopted in March 2010 (together, the “Health Care Reform Law”), is a far-reaching law intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on the pricing of medical items and services, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the Health Care Reform Law, which are further described in this section, and we expect there will be additional challenges and amendments to the Health Care Reform Law in the future.

Other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011 (the “BBA”), which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2025. These reductions were extended through 2027 under the BBA. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers (including hospitals and cancer treatment centers), and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. On December 18, 2019, the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. The FDA also issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and draft guidance are unknown at this time. We cannot be sure whether additional legislative changes will be enacted or what the impact of such changes on the marketing approvals of SM-88 or any other drug product we may develop, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent labeling and post-marketing testing and other requirements.

The Health Care Reform Law and other healthcare reform measures adopted in the future  may result in more rigorous coverage criteria new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products to purchase and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These reforms could also reduce the ultimate demand for our product candidates or put pressure on our product pricing.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

To the extent that we enter into collaborative agreements for marketing, sales and/or distribution, our revenue may be lower than if we directly marketed and sold SM-88. For example, in January 2020, we entered into a co-promotion agreement with Eagle, whereby Eagle agreed to provide sales representatives to cover 25% of the Company’s sales force requirements and will receive 15% of the net sales of all SM-88 products in the U.S. during the term of the agreement. In addition, any revenue we receive will depend in whole or in part upon the efforts and success of these third-party collaborators, which are likely not to be entirely within our control. If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize SM-88. If we are not successful in commercializing SM-88, either on our own or through collaborations with one or more third parties, our future revenues will suffer, we may incur significant and additional losses and we may be forced to curtail operations. These factors would have an adverse effect on our share price.

Even if SM-88 obtains regulatory approval, it will remain subject to ongoing regulatory requirements and oversight.

If marketing authorization is obtained for our lead drug candidate, SM-88, it will continue to be under review by regulatory authorities and be subject to regulatory requirements. As a result, authorization could be subsequently withdrawn or restricted at any time for many reasons, including safety issues. We will be subject to ongoing obligations and oversight by regulatory authorities, including AE reporting requirements, marketing restrictions and, potentially, other post-marketing obligations, all of which may result in significant expense and limit our ability to successfully commercialize our drug product.

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

If SM-88 or any other product candidate we may develop is approved but does not achieve an adequate level of acceptance by physicians, patients and the overall medical community, we may not generate sufficient revenue to become profitable or to sustain operations. In addition, efforts to educate the medical community and third-party payors on the benefits of SM-88 or any other product candidate we may develop may require significant resources and may never be successful.

We are subject to manufacturing risks that could substantially increase our costs and limit the supply of SM-88 and any other drug product we may develop.

As is likely to be common with any other product candidate we may develop, the process of manufacturing SM-88 is complex, highly regulated and subject to several risks, which include, but are not limited to the following risks:

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
•

An unforeseen production shortage resulting from any events, including interruptions to business operations as a result of widespread health crises, such as the COVID-19 pandemic, affecting raw material and or intermediate supply or manufacturing capabilities abroad and domestic.

•

The manufacturing facilities in which SM-88 is made could be adversely affected by equipment failures, labor shortages, labor strikes, natural disasters, widespread disease and other public health crises, including COVID-19, power failures, lack of phone or internet services, riots, crime, act of foreign enemies, war, nationalization, government sanction, blockage, embargo, any extraordinary event or circumstance beyond control and numerous other factors.

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

•	Third parties may hold IP rights that impact, restrict or inhibit manufacturing or sale of a commercial version of SM-88.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient or are less expensive than SM-88. Our competitors also may obtain FDA, EU or other non-U.S. regulatory approval for their products more rapidly than we may, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if SM-88 achieves marketing approval, it may be priced at a significant premium over competitive products, if any have been approved by then, resulting in our product’s reduced competitiveness. In addition, the costs and restrictions effected by the Health Care Reform Law may impact our competitiveness or availability opportunity.

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

We face an inherent risk of drug liability lawsuits related to the testing of SM-88 and any other product candidate we may develop that is intended to treat seriously ill patients. In addition, we face risk of liability lawsuits if SM-88 or any of other drug product of ours is approved by regulatory authorities and introduced commercially. Drug liability claims may be brought against us or our collaborators, if any, by subjects enrolled in our clinical trials, patients, health care providers or others using, administering or selling SM-88 or such other drug product. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of their merit or eventual outcome, liability claims may result in, but are not limited to:

•	decreased demand for SM-88 or any other product candidate we may develop;
•	injury to our reputation;
•	withdrawal of subjects in our clinical trials;
•	withdrawal of clinical trial sites or entire trial programs;
•	increased regulatory scrutiny;

•	significant litigation costs;
•	substantial monetary awards to or costly settlements with patients or other claimants;
•	drug recalls or a change in the indications for which they may be used;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations; and
•	the inability to commercialize SM-88 or such other drug product.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have incurred significant losses since our inception. As of March 31, 2020, our accumulated deficit was $107,815,252. Our losses have resulted principally from expenses incurred in the discovery and development of SM-88 and from general and administrative expenses incurred while building our business infrastructure. We expect to continue to incur losses for the near future. Furthermore, we expect these losses to increase as we continue our research and development of and seek regulatory approval for our drug candidate SM-88 and any other product candidates we may develop, prepare for and begin to commercialize SM-88 or any other regulatory-approved products and add infrastructure and personnel to support our drug development efforts and operations as a public company. The net losses and negative cash flows from operations incurred to date, together with expected future losses, have had and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

•	launching and commercializing SM-88, either directly or with a collaborator or distributor;
•	establishing sales, marketing and distribution capabilities in the United States and in other markets, such as the EU;
•	obtaining market acceptance of SM-88 as a viable treatment option;
•	addressing any competing technological and market developments;
•	identifying, assessing, acquiring and/or developing new product candidates;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	attracting, hiring and retaining qualified personnel.

These factors applicable to SM-88 would be applicable to any other product candidate we may develop. Even if SM-88 or another product candidate that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercialization. Because of the numerous risks and uncertainties with drug development, we are unable to accurately predict the timing or amount of increased expenses and when or if we will be able to achieve profitability. For example, our expenses could increase if the FDA or EMA require us to conduct supplemental clinical trials not included in our current development plan or if there are any delays in completing our planned clinical trials or in the development of SM-88 or any other drug product we may pursue. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to realize revenue or become or remain profitable could depress our market value and could impair our ability to raise capital, expand our business, develop other product candidates or continue our operations. A decline in the value of our shares could also cause investors in our common stock (or other securities we may issue in the future) to lose all or part of their investment.

To achieve on our long-term business objectives, we will require substantial additional funding, which may require us to agree to restrictions on our operations or may not be available to us on acceptable terms or at all and, if not available, may require us to delay, scale back or cease our drug development programs or operations.

In addition to SM-88, we seek to advance multiple product candidates through our research and clinical development process. The completion of the development, regulatory approval and the potential commercialization of SM-88 or any other product candidate will require substantial funds. Our future financing requirements will depend on many factors, some of which are beyond our control, which include, but are not limited to:

•	the number and characteristics of product candidates that we pursue;

•	the scope, progress, timing, cost and results of nonclinical and clinical development and research;

•	the costs, timing and outcome of our seeking and obtaining FDA, EMA and other non-U.S. regulatory approvals;

•	the costs associated with manufacturing SM-88, as well as other potential product candidates, and establishing sales, marketing and distribution capabilities, including in collaboration with others;

•

our ability to maintain, expand and defend the scope of our IP portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other IP rights;

•	the extent to which we acquire or in-license other products or technologies;

•	our need and ability to increase our overall capacity and hire additional administrative, managerial, scientific, operational and medical personnel

•	the effect of competing products that may limit market penetration of SM-88 and any other product candidates we may develop;

•

the amount and timing of revenues, if any, we receive from commercial sales of SM-88 or any other product candidates for which we receive marketing approval in the future, which is expected to be offset by revenues we must share with collaborators; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and

•

the economic and other terms, timing of and ultimate success of any future collaboration, licensing or other arrangements, including the timing of achievement of milestones and receipt of any milestone or royalty payments under such agreements.

Until we can generate sufficient drug and royalty revenue to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and other marketing and distribution arrangements. The demand for the equity and debt of biotechnology companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Any additional fundraising efforts may divert management’s attention from day-to-day activities and financing may not be available to us when we need it or financings may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, royalty rights or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs and/or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, as we expect to do, the ownership interests of our then existing stockholders could be diluted and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights.

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

Because we have limited financial and managerial resources, we currently are focusing our research programs on SM-88 for the treatment of specified cancer therapies. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

If we do not accurately evaluate the commercial potential or target market for SM-88 or any other product candidate, we may relinquish valuable rights through collaboration, licensing or other royalty arrangements in cases where it would have been advantageous for us to retain sole development and commercialization rights.

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

We currently rely on, and will likely continue to rely on, third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators to study our product candidates in clinical trials. We may independently conduct future clinical trials for any drug product we may develop, including SM-88, but will continue to collaborate with such parties to study SM-88 in their clinical trials of SM-88 or other drug candidates. For example, we partnered with PanCAN to study SM-88 in its adaptive randomized Phase II/III trial with registration intent known as Precision Promise. Also, HopES is a Phase II investigator-initiated trial evaluating SM-88 monotherapy in late-stage sarcomas, under the direction of principal investigator Dr. Sant Chawla and in collaboration with The Joseph Ahmed Foundation. Our reliance on these third parties for clinical development activities reduces our control over these activities, relieves us of certain rights we otherwise would have and puts us at risk for the acts or omissions of these third parties, but it does not relieve us of our responsibilities. For example, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of subjects in clinical trials are protected even though we are not in control of these processes. These third parties also may have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for SM-88 or other products we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize SM-88 and any other drug product we may develop.

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

We currently have limited experience in and we do not own facilities for, clinical-scale manufacturing of SM-88, and we will rely upon third-party contract manufacturing organizations to manufacture and supply drug for our clinical trials. The manufacture of pharmaceutical products in compliance with the FDA’s cGMP requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including drug stability, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements and other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, it would jeopardize our ability to supply investigational drug for our clinical trials. Any delay or interruption in the supply of clinical trial materials, including as a result of restrictions put in place because of the COVID-19 pandemic, could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical development programs and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the ongoing trials.

All manufacturers used to formulate the components of SM-88 must comply with cGMP requirements, which are enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the documentation and maintenance of records. Manufacturers of our product candidates may be unable to comply with cGMP requirements and/or with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretation and enforcement of existing standards for the manufacture, packaging or testing of drug products. We have little control over our manufacturers’ compliance with these regulations and standards and a failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in drug approval, drug seizure or recall or withdrawal of a drug approval. If the safety of any drug supplied is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize SM-88 and as a result, may be held liable for any injuries sustained. Any of these factors could cause a delay of clinical trial completion, regulatory submission, approval or commercialization of SM-88, increase our costs or impair our reputation.

We currently rely on third party suppliers for SM-88 and for the components of MPS used with SM-88. Supplies are obtained through limited term supply agreements under individual purchase orders. At this time, no supply agreements in place exceed 18 months. Although we believe alternative sources of supplies exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, could be more expensive and it could take a significant amount of time to source, any of which would adversely affect our business. New suppliers of SM-88 would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable IP laws to the method of manufacturing the drug candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party IP rights could result in a significant interruption of supplies and could require the new manufacturer(s) to bear significant additional costs which may be passed on to us.

Our reliance on third parties may require us to share our trade secrets, which increase the possibility that a competitor could discover them or that our trade secrets could be misappropriated or disclosed.

Because we rely on third parties to assist in the research, development and manufacture of SM-88 and may do so with any other product candidate we may develop, we must, at times, share trade secrets with such third parties. We will seek to protect our proprietary technology in part by initially entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees and third-party contractors prior to disclosing any proprietary information. These agreements typically limit the rights of third parties to use or disclose our confidential information, which include our trade secrets.

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

We have entered into a co-promotion agreement and may enter into additional license or collaboration agreements with third parties with respect to SM-88 and any other product candidates we may develop that may place the development or promotion of our product candidates partially or entirely outside of our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us. If such collaborations are not successful, SM-88 and any other product candidates we may choose to develop may not reach their full market potential.

In January 2020, we entered into a co-promotion agreement with Eagle Pharmaceuticals, Inc. (“Eagle”), whereby Eagle agreed to provide sales representatives to cover 25% of the Company’s sales force requirements and will receive 15% of the net sales of all SM-88 products in the U.S. during the term of the agreement. TYME remains responsible for the remaining promotional effort. The co-promotion of SM-88 in the United States will be supervised by a joint sales operations committee composed of representatives from the Company and Eagle. Under the agreement, the Company will remain responsible for clinical development and commercial strategy and for the costs of seeking regulatory approval, manufacturing and distribution of SM-88. TYME has the ability to purchase back the Eagle 15% share of the net U.S. sales for $200 million.

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

We may in the future enter into additional license or collaboration arrangements with other third parties with respect to SM-88 and any other product candidates we may develop that may place the development or promotion of our product candidates partially or entirely outside of our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us, and could be subject to similar types of risks as described above. In addition, any collaborations are and will be subject to numerous risks, which may include, but are not limited to:

•	collaborators may have significant discretion in determining the efforts and resources that they will apply to collaborations;

•	collaborators may not perform their obligations as expected;

•

collaborators may not pursue development and commercialization of SM-88 or any other product candidate we may choose to develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical program, stop a clinical trial, abandon SM-88 or other product candidate, repeat or conduct new clinical trials or require a new formulation of SM-88 or other product candidate;

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

•	collaborators may not aggressively or adequately pursue litigation against Abbreviated New Drug Application (“ANDA”) filers or may settle such litigation on unfavorable terms;

•	collaborations may be terminated, sometimes at-will, without penalty;

•	collaborators may own or co-own IP covering our products that results from our collaborating with them and, in such cases, we would not have the exclusive right to commercialize such IP;

•	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws and could result in civil or criminal proceedings; and

•

disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of SM-88 or any other product candidate we may develop or results in costly litigation or arbitration that diverts management attention and resources.

If our collaborations are not successful, or we are unable to reach agreement with a collaboration partner or disputes arise under collaboration arrangements, SM-88 and any other product candidates we may choose to develop may not reach their full market potential, and our business, financial condition, results of operations and prospects could be harmed.

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

We are highly reliant on our executives, but certain of them, including our chief executive and science officer, Steven Hoffman, our president and chief financial officer, Ben Taylor, and our chief medical officer, Giuseppe Del Priore, have other business interests to which they devote their attention. From time to time, these other interests may distract their attention from our company, generate reputational risk for our company or give rise to conflicts of interest that must be resolved through the exercise of sound judgment consistent with their fiduciary duties to us. Our ability to attract and retain investors, collaborators, and employees could be adversely affected by damage to our reputation resulting from various sources, such as our executives’ other business interests, employee misconduct, litigation, or regulatory outcomes.

We expect to expand our development, regulatory and marketing capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of March 31, 2020, we had 18 full-time employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, including the potential development of new products, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and recruit and train additional qualified personnel. Future growth would impose significant added responsibilities on management. Due to our limited financial resources and the limited experience of our management team in managing a life sciences company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Some members of our current management have limited experience in managing a company that had the life sciences research and development and operational growth we anticipate for our Company. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Business disruptions (domestic and/or international) could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to equipment failures, labor shortages, labor strikes, earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, terrorist activities, medical epidemics, riots, crime, acts of foreign enemies, war, nationalization, government sanction, blockage, embargo, widespread public health crises, and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and could increase our costs and expenses. For example, our corporate headquarters is located in New York, New York, and we have another office in Bedminster, New Jersey. Both of these states are currently under shelter-in-place order because of the ongoing COVID-19 pandemic.

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
•

business interruptions resulting from geo-political actions, including war and terrorism, widespread public health crises or pandemics, such as COVID-19, and related government responses, or natural disasters including earthquakes, typhoons, floods and fires.

We may seek approvals of our product candidates in the EU and United Kingdom. On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following the formation of a majority Conservative government in December 2019, the United Kingdom approved the withdrawal agreement and left the EU on January 31, 2020. The terms of the United Kingdom’s final withdrawal remain subject to ongoing negotiation until December 31, 2020, during which current EU regulations will continue to apply in the United Kingdom. The United Kingdom Parliament banned extensions to the transition period, so the United Kingdom must finalize new trading agreements with the EU by December 31, 2020. Trade negotiations are expected to begin in early March 2020, but the nature of the economic relationship between the EU and United Kingdom remains uncertain, and there is no guarantee that both parties will be able to reach an agreement before the transition period expires. The impact of Brexit on the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU is uncertain, and could prevent or delay us from commercializing our product candidates in the United Kingdom or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or EU for our product candidates, which could significantly and materially harm our business.

We may be party to legal proceedings that could have a material adverse effect on the Company’s liquidity, financial position, and results of operations, as well as its reputation.

The Company has limited experience in litigation and other legal proceedings, but any lawsuit brought against us or legal proceeding that we may bring to enforce our rights could result in substantial costs, divert the time and attention of our management, result in counterclaims (whether meritorious or as a litigation tactic), result in substantial monetary judgments or settlement costs and harm our reputation, any of which could seriously harm our business. For example, during the fourth quarter of fiscal year 2019, we, along with our CEO and CFO, were named in a securities lawsuit by a purported stockholder, in which the plaintiff alleged to represent a class of stockholders and asserted claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Though such complaint was voluntarily dismissed by the plaintiff, we could be subject to lawsuits in the future and any litigation or claim against us, even without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation.

In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. Any lawsuit brought against us by one or more of our stockholders, could result in substantial costs to defend the lawsuit, divert the time and attention of our management, result in substantial monetary judgments or settlement costs and harm our reputation, any of which could seriously harm our business.

Further, as we continue to seek to expand, raise capital, and develop and commercialize products, we have entered into, and expect to enter into in the future, agreements and instruments, such as our outstanding warrants and co-promotion agreement, which are subject to interpretation and the potential for dispute. If we and the counterparty to any such agreements or holders of such instruments are unable to resolve our disagreements, such disagreements may result in lawsuits, other legal proceedings and/or protracted negotiations, including those whereby we seek to enforce our rights. Even if successful, litigation, other legal proceedings or protracted negotiations could be expensive and time consuming and could divert management’s attention from managing our business and could result in significant adverse judgments or costs of settlement, amendments to agreements or adjustments to instruments, any of which may have a material adverse effect on our liquidity, financial position, business, reputation or prospects.

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

Our success is largely dependent on our ability to obtain and maintain patent and other IP protection in the United States and in other countries with respect to our proprietary technology and drug candidates. In some circumstances, we may not have the right or ability to control the preparation, filing and prosecution of patent applications or to maintain or enforce the patents, covering technology or products that we license to third parties or, conversely, that we may license from third parties. Therefore, if we become aware of any patent infringement, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, if third parties who license patents to us or from us fail to maintain such patents or lose rights to those patents, licensing rights or the protection afforded by those patents may be reduced or eliminated.

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

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. We may become involved in opposition, interference, derivation, inter partes review or other proceedings that challenge our patent rights or the patent rights of others and the outcome of any proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of or invalidate our patent rights, allowing third parties to commercialize our technology or drug products and compete directly with us, without payment to us or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or drugs in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in the patent claims of our owned or licensed patents being narrowed, invalidated or held unenforceable and may cost significant time and resources to defend. This could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and drugs or limit the duration of the patent protection of our technology and drugs. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting use of our drug might expire before or shortly after SM-88 or any other drug product we develop is commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our drug products or otherwise provide us with a competitive advantage.

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

Patents could be issued to third parties that we may ultimately be found to infringe. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing product candidates using our technology. Our failure to obtain a license to any technology that we require may materially harm our business, financial condition and results of operations. Moreover, our failure to maintain a license to any technology that we require for our drug products or their manufacture may also materially harm our business, financial condition and results of operations. Furthermore, we would be exposed to a threat of litigation.

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

These lawsuits would likely be costly and could affect our results of operations and divert the attention of our management and scientific personnel. There is a risk that a court would decide that we or our collaborators are infringing the third party’s patents and would order us or our collaborators to stop the activities covered by the patents. In that event, we or our collaborators may not have a viable alternative to the technology protected by the patent and may need to halt work on the affected product candidate or cease commercialization of an approved product. In addition, there is a risk that a court will order us or our collaborators to pay the other party damages. An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. Any of these outcomes could have a material adverse effect on our business.

The pharmaceutical and biotechnology industries have produced a significant number of patents and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts and the interpretation is not always uniform or predictable. If we are sued for patent infringement, we would need to demonstrate that our products or methods do not infringe the patent claims of the relevant patent or that the patent claims are invalid. We may not be able to do this because proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing SM-88 or any other product candidate to market and be precluded from manufacturing or selling one or more of our drug products.

As noted previously, the cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. For example:

•	patent litigation and other proceedings initiated by or against us may also absorb significant management time;
•

if proceedings are initiated by or against the Company to determine the priority of invention, they could jeopardize our patent rights and potentially provide a third-party with a dominant patent position;

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

Our registered or unregistered trademarks or trade names, to the extent we obtain and use them, may be challenged, infringed, circumvented, declared generic, unregisterable or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion or trademark dilution. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other IP may be ineffective and could result in substantial costs and a diversion of resources and could adversely affect our financial condition or results of operations.

Risks Related to Government Regulations and Agencies

Health care reform measures could hinder or prevent the commercial success of SM-88 any other product we may develop.

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, the Health Care Reform Law contains a number of provisions, including those governing enrollments in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which have affected existing government healthcare programs and resulted in the development of new programs. Among the provisions of the Health Care Reform Law of importance to our current and potential product candidates are the following:

•	an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;
•

expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, which include, among other things, new government investigative powers and enhanced penalties for non-compliance;

•	expansion of eligibility criteria for Medicaid programs in certain states;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•	an independent payment advisory board that will submit recommendations to Congress to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

Additionally, various initiatives continue to increase pathways for patients to seek treatment of investigational products outside of clinical trials, including the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, state right to try laws, and the FDA’s Expanded Access program.  These initiatives could potentially impact patient enrollment in clinical trials. These pathways do not currently include any obligations for a manufacturer to make its investigational products available to patients. The future direction and impact of these initiatives is unknown.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including initiatives designed to control or influence product pricing. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may, among other things, adversely affect:

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the Health Care Reform Law.

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

On December 12, 2017, President Trump signed the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) into law, revoking the tax penalty that applied to individuals who did not comply with the Health Care Reform Law’s requirement to have health insurance coverage (known as the “individual mandate”). On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Health Care Reform Law, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Health Care Reform Law are invalid as well. While the Trump administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the Health Care Reform Law will impact the Health Care Reform Law and our business. On March 2, 2020 the Supreme Court of the United States announced that it would hear an appeal brought by Democratic-led states seeking to affirm the constitutionality of the Health Care Reform Law.

Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Health Care Reform Law-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.

Judicial challenges to the Health Care Reform Act, the January 2017 and October 2017 Executive Orders, the Tax Act, cessation of the CSR Payments and other executive action and legislation, could result in increased uncertainty with respect to the pharmaceutical, biotechnology and other life science industries and may materially harm our business, financial condition and results of operations. Further, we can provide no assurance that the Health Care Reform Law, as currently enacted or as amended in the future, or other related laws will not adversely affect our business, financial condition or results of operations. Nor can we predict how future federal or state legislative or administrative changes relating to health care reform will affect our business, financial condition or results of operations.

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

•

the federal transparency requirements under the Health Care Reform Law, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the HHS information related to physician payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members;

•

HIPAA, the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations, which govern the conduct of certain electronic healthcare transactions and are designed to protect the security and privacy of protected health information; and

•

state, local and foreign law equivalents of each of the above federal laws, such as anti-kickback, false claims and transparency laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers; for example, California has recently passed the California Consumer Privacy Act (the “CCPA”), which we may become subject to in the future. The CCPA introduces strict compliance regulations on organizations doing business in California that collect personal information about California residents.  The CCPA defines personal information broadly and allows for fines as well as a private right of action from individuals in relation to certain security breaches involving personal information. The CCPA is also prompting similar legislative developments in other U.S. states , which could lead to a series of overlapping but varying laws. These developments, as we become subject to such laws, are likely to increase our compliance burden and our risk, including risks of regulatory fines, litigation and associated reputational harm.  Further, as our operations expand, we may become subject to the EU General Data Protection Regulation (“GDPR”). The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting.

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

The Tax Act among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is unknown if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is likewise uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. FDA review time and communications with the FDA may be delayed, prolonged and otherwise negatively impacted by the FDA’s response to the COVID-19 pandemic. With many FDA staff working on COVID-19 activities, it is possible the FDA may need to reprioritize work in order to appropriately address the ongoing pandemic. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

If approved, the marketing for SM-88, will be limited to the specific approved cancer indications and, if we want to expand the indications for which these drug candidates may be marketed, additional regulatory approvals will need to be obtained, which may not be granted.

In addition to other areas of regulatory oversight, we will also need to comply with a variety of laws and regulations concerning the advertising and promotion of our products. For instance, the FDA closely regulates the post-approval labeling, marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, product-specific risk evaluation mitigation strategies (REMS), industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. If we desire to market additional indications for SM-88, we will need to seek additional regulatory approvals requiring additional clinical trials to support the new indications, which would be time-consuming and expensive and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

If we are found to have promoted our products for off-label uses after FDA approval for the applicable indication(s) or to have engaged in inappropriate pre-approval promotion of SM-88, we may receive warning letters and become subject to significant liability, which would materially harm our business. The federal government and states’ attorneys general have levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use or engage in improper pre-approval promotion, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties and the imposition of these sanctions could also affect our reputation and position within the industry.

Adverse results, side effects or injuries may happen and may lead to product liability claims. Liability claims could divert management’s attention from our core business, be expensive to defend, result in sizable damage awards against us that may not be covered by liability insurance, and could harm our reputation in the marketplace among physicians and patients. Any of these events could harm our business and results of operations and cause our stock price to decline.

Additionally, as with an existing number of previously approved oncology products, the FDA will likely require us to educate health care providers and patients about the proper use and administration of SM-88 or any other drug products we develop in the future and obtain FDA approval to market.

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (“SOX”). Complying with these laws and regulations requires the time and attention of our Board and management and increases our expenses. Among other things, we must:

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

The cost of preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC and furnishing annual reports containing audited financial statements to stockholders is expensive and much greater than that of a privately-held company. Compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel and will involve significant regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. Premiums for director and officer insurance can vary substantially from year-to-year and have recently been increasing due to the growth in threatened and actual suits across public companies, which is even more pronounced in biotechnology. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board, particularly directors willing to serve on our audit committee.

We will continue to incur relatively outsized costs as a result of recently becoming a public company and in the administration of our organizational structure, including compliance with changing regulations of corporate governance and public disclosure, which will pose challenges for our management.

As a public company, we will incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with federal securities law, SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other laws and related rules and regulations promulgated thereunder. We will continue to incur ongoing periodic expenses in connection with the administration of our organizational structure. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing, as changing laws and regulations and standards relating to corporate governance and public disclosure have created uncertainty and increased the costs and risks of accessing the U.S. public markets. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management team will need to continue to devote significant time and financial resources to comply with both existing and evolving standards for public companies, and, as a result, we will continue to incur costs with compliance activities and require that management dedicate significant time and attention to compliance activities, which may impact their ability to focus on operations and normal business activities.

Additionally, there continues to be public interest and increased legislative pressure related to environmental, social and governance (“ESG”) activities of public companies. We risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly in a number of key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our operations. There is a growing number of states requiring organizations to report their board composition as well or mandating gender diversity, including New York and California.

Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation. For example, Nasdaq’s quantitative listing standards require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. Given the increased volatility and market reaction to the COVID-19 pandemic, we may be unable to maintain such a bid price and could face delisting proceedings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Regulation S-K of the Securities Act, and are not required to provide the information under this item.

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

ITEM 4.MINE SAFETY DISCLOSURES

Not  applicable.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their positions as of May 22, 2020 were:

	Title and Business Experience	Age
Steve Hoffman	Mr. Hoffman has served as Chief Executive Officer of our wholly-owned subsidiary, Tyme, Inc. since its formation in July 2013, and a manager of our wholly-owned subsidiary, Luminant Biosciences, LLC, since its formation in September 2011. In such roles and continuing with his current position as Chief Executive Officer and Chief Science Officer of the Company, which commenced in March 2015, he supervises the development of our product candidates.	57

Ben R. Taylor	Mr. Taylor has served as President and Chief Financial Officer since April 2017.	43

Dr. Giuseppe Del Priore	Dr. Del Priore has served as Chief Medical Officer since November 2015. Dr. Del Priore also served on our Advisory Board from April 2015 to November 2015.	57

Dr. Jonathan Eckard	Dr. Eckard has served as Chief Scientific Affairs Officer since August 2017 and assumed the role of Chief Business Officer in March 2019.	46

Michele Korfin	Ms. Korfin has served as our Chief Commercial Officer since October 2018 and assumed the role of Chief Operating Officer in March 2019.	48

James Biehl	Mr. Biehl has served as our Chief Legal Officer and Secretary since September 2018 and served on our Board from 2017 until September 2018.	56

Barbara C. Galaini	Ms. Galaini has served as our Principal Accounting Officer since August 2018 and our Corporate Controller since April 2018.	62

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public market for our common stock

Our common stock has been traded on the Nasdaq Capital Market under the symbol “TYME” since July 27, 2017. Prior to July 27, 2017, our common stock was quoted on the over-the counter market, QB Tier, under the symbol “TYME.” Our transfer agent is Continental Stock and Transfer and Trust Company.

The closing price of TYME stock as of May 18, 2020 was $1.70.

Holders; Shares Outstanding

We had a total of 123,312,252 shares of our common stock outstanding on May 18, 2020, held by approximately 180 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plan

Reference is made to the information in Item 12 of this report under the caption “Equity Compensation Plans in effect as of March 31, 2020,” which is incorporated herein by this reference.

Share Repurchases

During the twelve months ended March 31, 2020, we did not repurchase any shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Regulation S-K of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

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

Overview

TYME is an emerging biotechnology company developing cancer metabolism-based therapies (CMBTsTM) that are intended to be effective across a broad range of solid tumors and hematologic cancers, while also maintaining patients’ quality of life through relatively low toxicity profiles. Unlike targeted therapies that attempt to regulate specific pathways within cancer, TYME’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic requirements to cause cancer cell death. Our first-in-class CMBT compounds include SM-88 and TYME-18. These compounds are structurally and mechanistically different, and we believe they offer the potential for better and safer medicines. Early clinical results demonstrated by SM-88 in multiple advanced cancers, including pancreatic, prostate, sarcomas and breast, reinforce the potential of our emerging CMBT pipeline. Moreover, we believe our pipeline offers hope to patients for a new future in long-term management of advanced cancers.

Our lead clinical CMBT compound, SM-88, is an oral investigational modified proprietary tyrosine derivative that is hypothesized to interrupt the metabolic processes of cancer cells by breaking down the cells’ key defenses and leading to cell death through oxidative stress and exposure to the body’s natural immune system. To date, clinical trial data have shown that SM-88 has achieved confirmed tumor responses across 15 different cancers, both solid and liquid tumors, including pancreatic, lung, breast, prostate, sarcoma and lymphoma cancers with minimal serious Grade 3 or higher adverse events, which we believe is rare for investigational compounds. Our lead compound SM-88 is now in a pivotal trial and a Phase II/III adaptive randomized trial with registration intent for patients with second- and third-line pancreatic cancer. In fiscal year 2020, we launched our pivotal study for SM-88 in the third-line treatment of pancreatic cancer through an amendment to our ongoing TYME-88-Panc trial (Part 2); with the first patient dosed in the third quarter of the fiscal year. We anticipate the trial to be fully enrolled by the end of calendar year 2020 or early calendar year 2021. We currently estimate the cost of the TYME-88-Panc trial (Part 2) to be approximately $15 million, with such costs anticipated to extend through calendar year 2021. We have partnered with the Pancreatic Cancer Action Network (“PanCAN”) to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision PromiseSM. In Precision Promise, SM-88 is initially being studied as second-line monotherapy and the study of SM-88 could expand to first-line combination therapy with standard of care. The remaining estimated cost for Precision Promise Stage 1 is approximately $7.5 million. Patients are also being enrolled in a Phase II study evaluating SM-88 in high-risk sarcomas and we presented final SM-88 Phase II clinical data at the European Society for Medical Oncology’s ESMO 2019 conference showing encouraging clinical benefit in patients with bio-marker recurrent prostate cancer. The Company is actively evaluating the expansion of our clinical program to hematological, breast, prostate and other cancers.

TYME-18 is a CMBT compound under development that is delivered intratumorally. Like SM-88, TYME-18 leverages the unique metabolism of cancer to create a treatment for inoperable tumors. Preliminary observations of the local administration of TYME-18, an amphiphilic steroid acid, suggested its potential as an important regulator of energy metabolism that may impede the ability of tumors to increase in size which could prove useful in difficult-to-treat cancers. In initial preclinical xenograft mouse studies, TYME-18 was able to completely resolve over 90 percent (11/12 mice) of established colorectal tumors within 12 days versus an average of over 600 percent growth in the control animals. The Company plans to continue with the development of TYME-18 in solid tumors and to provide details of an IND-enabling program this calendar year.

COVID-19 Update

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others in response thereto, has negatively impacted the global economy, financial markets, and the industries in which we operate and has disrupted day-to-day life. We are closely monitoring the impact of COVID-19 on all aspects of our business, our clinical trials, and the safety of patients. We have worked closely with our clinical trial sites during the pandemic. At this time, all trials for SM-88 are still actively enrolling patients and we believe we have sufficient clinical supply to complete all of our trials. We are targeting full enrollment for the TYME-88-Panc pivotal trial by late-2020 to early 2021. We are committed to working with the clinical trial sites to assure appropriate access for patients who are seeking clinical trial options for these advanced cancers for which the patients have limited or no other treatment options. However, the extent to which COVID-19 impacts our product candidates and business, including our access to capital markets and financing sources, depends on numerous evolving factors that that are highly uncertain and cannot be accurately predicted, including those identified under “Risk Factors” in this Annual Report on Form 10-K, many of which are beyond our control. Management continues to monitor the situation closely and intends to implement business continuity and emergency response plans as needed.

Critical Accounting Policies and Recent Accounting Pronouncements

While our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are critical to the preparation of our financial statements. The financial information presented in this section is in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

As of March 31, 2020, the Company had gross U.S. federal net operating loss carryforwards of approximately $69.3 million, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2033. As of March 31, 2020, the Company had gross federal research and development tax credit carryforwards of $2.1 million available to reduce future tax liabilities which will begin to expire at various dates starting in 2030. As of March 31, 2020, none of the Company’s state net operating losses have value due to the apportionment rule in the states where state income tax returns are currently filed. We had unrecognized tax benefits of $318,000 and $127,000 at March 31, 2020 and 2019, respectively. Increases or decreases would not have an effect on the effective tax rate.

The Company files federal income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the period January 1, 2016 through March 31, 2019. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, we had no income tax related penalties or interest for periods presented in these consolidated financial statements. When and if we were to recognize interest and penalties related to unrecognized tax benefits, they would be reported in tax expense.

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

The Company adopted ASU 2018-07 and, as such, the fair value of options granted to non-employees is estimated at the date of grant only, and the expected term is determined using the simplified method for options granted to non-employees and consultants.

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

As noted in Note 9, Stockholders’ Equity, the Company classifies a warrant to purchase shares of its Common Stock as a liability on its consolidated balance sheet if the warrant is a free-standing financial instrument that contains certain price protection features that cause the warrants to be treated as derivatives. Each warrant of this type is initially recorded at fair value on date of grant using the Monte Carlo simulation model and is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense) in the consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant. The Company utilizes Level 3 fair value criteria to measure the fair value of the warrants.

Refer to Note 2 to our Consolidated Financial Statements for a discussion of Recent Accounting Pronouncements.

Results of Operations

Year ended March 31, 2020 Compared to Year Ended March 31, 2019

Net loss for the year ended March 31, 2020 was $22,001,000 compared to $32,983,000 for the year ended March 31, 2019. The decrease in the net loss compared to the prior year is due to decreased operating costs and expenses and income from change in fair value of warrant liability in 2020, as highlighted below.

Cash used in operating activities for the year ended March 31, 2020 was $19,560,000 compared to $20,116,000 for the year ended March 31, 2019. See “Cash Flows” section below for further details.

Revenue

During the years ended March 31, 2020 and March 31, 2019, we did not realize any revenues from operations. We do not anticipate recognizing any revenues until such time as one of our products has been approved for marketing by appropriate regulatory authorities or we enter into collaboration or licensing arrangements, none of which is anticipated to occur in the near future.

Operating Expenses

For the year ended March 31, 2020, operating costs and expenses totaled $25,760,000, compared to $31,777,000 for the year ended March 31, 2019, representing a decrease of $6,017,000, of which $2,471,000  relates to  severance expense recorded in the year ended  March 31, 2019. Operating costs and expenses by function were comprised of the following:

•

Research and development expenses were $12,956,000 for the year ended March 31, 2020, compared to $14,719,000 for the year ended March 31, 2019, representing a decrease of $1,763,000. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:

•

Study and consulting expenses were $7,713,000 for the year ended March 31, 2020, compared to $9,554,000 for the year ended March 31, 2019, representing a decrease of $1,841,000 between the comparable periods. The decrease is mainly attributable to the timing of activity related to Part 1 of our Tyme-88-Panc Phase II trial and our recently completed Phase II prostate clinical trial that was completed in fiscal year 2020. Study costs are anticipated to vary between future accounting periods as we continue to develop our drug candidates and seek governmental approval of such drug candidates.

•

Salary and salary related expenses for research and development personnel was $2,697,000 for the year ended March 31, 2020, compared to $2,307,000 for the year ended March 31, 2019, representing an increase of $390,000 between comparable periods, primarily due to costs associated with an increased employee base.

•

Included in research and development expense for the year ended March 31, 2020 is $2,537,000 of stock based compensation related to stock options granted to research and development personnel compared to $2,844,000 for the year ended March 31, 2019, representing a decrease of $307,000 between the comparable periods, primarily due to reduction in expense for grants that fully amortized partially offset by the amortization of expense related to options granted to employees during fiscal year 2020.

•

General and administrative expenses were $12,804,000 for the year ended March 31, 2020, compared to $14,587,000 for the year ended March 31, 2019, representing a decrease of $1,783,000. The general and administrative expenses include:

•

Stock based compensation related to stock options granted was $3,549,000 for the year ended March 31, 2020, compared to $5,719,000 for the year ended March 31, 2019, representing a decrease of $2,170,000, primarily attributable to grants that fully amortized, partially offset by amortization of grants granted to employees, board members and consultants during fiscal year 2020.

•

Legal, professional services, accounting and auditing expenses for the year ended March 31, 2020, was $3,205,000, compared to $3,834,000 for the year ended March 31, 2019, representing a decrease of $629,000, primarily related to decreases in legal and accounting fees, partially offset by increases in investor relations and communications activity in fiscal year 2020.

•

Salary and salary related expenses for non-research and development personnel was $3,741,000 for the year ended March 31, 2020, compared to $3,245,000 for the year ended March 31, 2019, representing an increase of $496,000 between the comparable periods due to costs associated with an increased employee base.

•

Other general and administrative expenses for the year ended March 31, 2020 was $2,309,000, compared to $1,789,000 for the year ended March 31, 2019, representing an increase of $520,000 between the comparable periods due to higher costs in fiscal year 2020 related to warrant issuances, insurance and other administrative costs.

•

There was no severance expense for the year ended March 31, 2020. For the year ended March 31, 2019, severance expense was $2,471,000. On March 15, 2019, we entered into a Release Agreement related to the separation of employment of our former Chief Operating Officer. The Release Agreement provides for salary continuance for five years, reimbursement of health benefits for three years and a modification to his outstanding stock options to extend the post-termination exercise period for his vested options from three months to five years. The severance expense was recorded at its present value and included $0.4 million relating to stock option modification.

Other Income/Expenses

For the year ended March 31, 2020, the Company had $3,645,000 of income related to the change in fair value of warrant liability.  The warrant liability was established in connection with the issuance of  warrants from the underwritten registered offering that closed on April 2, 2019.

For the year ended March 31, 2020, the Company incurred $114,000 of interest expense as compared to $7,000 in the year ended March 31, 2019 related to the severance and insurance note payables.

Interest income for the year ended March 31, 2020 was $229,000 as compared to $90,000 in the year ended March 31, 2019, which represents interest income earned on bank deposits.

Warrant Modification

There was no warrant modification expense for the year ended March 31, 2020. Warrant modification expense for the year ended March 31, 2019 was $1,289,000, representing the incremental value of the maturity extension of the 3,483,521 outstanding March and April 2017 Private Placement (see Note 9 to the Consolidated Financial Statements) warrants as compared to the original warrants, both valued on the modification dates which is reflected in warrant modification expense in the consolidated statement of operations.

Income Tax

Our effective income tax rate for the years ended March 31, 2020 and 2019 was zero percent.

Adjusted Net Loss and Adjusted Net Loss per Share

Adjusted net loss for the year ended March 31, 2020, was $19,560,000 or $0.17 per share compared to $22,743,000 or $0.23 per share for the year ended March 31, 2019 after adjusting for change in fair value of warrant liability, warrant modification expense, severance stock based compensation and amortization of employees, directors and consultants stock options. Adjusted net loss and adjusted net loss per share are non-GAAP measures. See “Use of Non-GAAP Measures” below for a reconciliation to the comparable GAAP measures.

Use of Non-GAAP Measures

Adjusted net loss and adjusted net loss per share as presented in this report are non-GAAP measures. The adjustments relate to the change in fair value of warrant liability, warrant modification expenses, severance stock based compensation and amortization of employees, directors and consultants stock options. These financial measures are presented on a basis other than in accordance with U.S. generally accepted accounting principles ("Non-GAAP Measures"). In the reconciliation tables that follow, we present adjusted net loss and adjusted net loss per share, reconciled to their comparable GAAP measures, net loss and net loss per share. These items are adjusted because they are not operational or because they are significant noncash charges and management believes these adjustments are meaningful to understanding the Company's performance during the periods presented. These Non-GAAP Measures should be considered a supplement to, not a substitute for, or superior to, the corresponding financial measures calculated in accordance with GAAP. Our definitions of adjusted net loss and adjusted loss per share may not be comparable to similar measures reported by other companies.

Reconciliation of Net Loss to Adjusted Net Loss
	For the Year Ended March 31,
	2020	2019
Net loss (GAAP)	$(22,001,000)	$(32,983,000)
Adjustments:
Change in fair value of warrant liability	(3,645,000)	—
Warrant modification expense	—	1,289,000
Severance stock based compensation	—	388,000
Amortization of employees, directors and consultants stock options	6,086,000	8,563,000
Adjusted net loss (non-GAAP)	$(19,560,000)	$(22,743,000)

Reconciliation of Net Loss Per Share to Adjusted Basic and Diluted Net Loss Per Share
	For the Year Ended March 31,
	2020	2019
Net loss per share (GAAP)	$(0.19)	$(0.32)
Adjustments:
Change in fair value of warrant liability	(0.03)	—
Warrant modification expense	—	0.01
Severance stock based compensation	—	*
Amortization of employees, directors and consultants stock options	0.05	0.08
Adjusted basic and diluted net loss per share (non-GAAP)	$(0.17)	$(0.23)

* The effect of the change was negligible to the adjusted basic and diluted net loss per share.

The Non-GAAP Measures for the year ended March 31, 2020 and 2019 provide management with additional insight into the Company’s results of operations from period to period by excluding certain non-operational and non-cash charges, and are calculated using the following adjustments to net loss:

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

c)	The Company uses the Black-Scholes option pricing model to determine the expense associated with the modification of warrants and stock based compensation grants.

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

Liquidity and Capital Resources

Liquidity and Capital Requirements Outlook

We anticipate requiring additional capital to further fund the development of our product candidates, as well as to engage in potential partnerships or collaborations. The most significant funding needs are in connection with (i) conducting Part 2 of TYME-88-Panc, our pivotal trial, and participating in Precision Promise, an adaptive randomized Phase II/III trial with registration intent, which examine our lead compound SM-88 for patients with second- and third-line pancreatic cancer, (ii) participating in an investigator-initiated clinical trial of SM-88 in sarcoma, and (iii) conducting additional or related studies and investigations, including small-scale pre-clinical studies related to the mechanism of action of our lead clinical program SM-88 and other potential drug candidates. The greater scale of these trials is expected to lead to increased costs, including providing SM-88 for patient use. If we determine to move beyond the pre-clinical stage for any of our pre-clinical trials or if we pursue studies in other cancer types, our liquidity requirements will be increased. As discussed elsewhere in this Annual Report on Form 10-K, we are actively evaluating the expansion of our clinical program to hematological, breast, prostate and other cancers.

Primarily as a result of its active clinical trials, as well as other business developments, the Company currently anticipates that its quarterly cash usage, or “cash burn rate”, will increase in fiscal 2021 compared to fiscal 2020 and is expected to approximate $7.0 million to $8.0 million per quarter.

As of March 31, 2020, the Company had cash on hand of approximately $26.7 million and a working capital of approximately $22.5 million.

Management has concluded that substantial doubt does not exist regarding the Company’s ability to satisfy its obligations as they come due during the twelve-month period following the issuance of these financial statements. This conclusion is based on the Company’s assessment of qualitative and quantitative conditions and events, considered in aggregate as of the date of issuance of these financial statements that are known and reasonably knowable. Among other relevant conditions and events, including the ongoing COVID-19 pandemic and related government and economic reactions, the Company has considered its operational plans, liquidity sources, obligations due or expected, funds necessary to maintain the Company’s operations, and potential adverse conditions or events as of the issuance date of these financial statements.

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

From time to time, we may also restructure our outstanding securities or seek to repurchase or redeem them if we believe doing so would provide us with additional flexibility to raise capital or is otherwise in the best interests of the Company.

Historical Financings

On January 7, 2020, the Company and Eagle Pharmaceuticals, Inc. (“Eagle”) entered into a Securities Purchase Agreement (the “Eagle SPA”), pursuant to which the Company issued and sold to Eagle 10,000,000 shares of common stock, at a price of $2.00 per share. The Eagle SPA provides that Eagle will, subject to certain conditions, make an additional payment of $20 million upon the occurrence of a milestone event, which is defined as the earlier of (i) achievement of the primary endpoint of overall survival in the TYME-88-Panc pivotal trial; (ii) achievement of the primary endpoint of overall survival in the PanCAN Precision PromiseSM SM-88 registration arm; or (iii) U.S. Food and Drug Administration (“FDA”) approval of SM-88 in any cancer indication. This payment would be split into a $10 million milestone cash payment and a $10 million investment in TYME at a 15% premium to the then prevailing market price. Eagle’s shares will be restricted from sale until the earlier of three months following the milestone event or the three-year anniversary of the agreement.

On October 18, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may, from time to time, sell shares of Common Stock, having an aggregate offering price of up to $30,000,000 through Jefferies, as the Company’s sales agent (the “Jefferies ATM”). The shares will be offered and sold by the Company pursuant to its previously filed and currently effective Registration Statement on Form S-3, as amended (Reg. No. 333-211489). Any sales of Common Stock pursuant to the Sales Agreement will be made by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. Jefferies will use commercially reasonable efforts to sell the shares from time to time, based on the instructions of the Company. The Company will pay Jefferies a commission rate of three percent (3%) of the gross proceeds from the sales of shares of Common Stock sold pursuant to the Sale Agreement. Under the Sale Agreement, the Company is not required to use the full available amount authorized and it may, by giving notice as specified in the Sale Agreement, terminate the Sale Agreement at any time. During the year ended March 31, 2020, the Company raised approximately $1.7 million in gross proceeds via the sale of 1,361,315 shares of common stock under the Jefferies ATM. The Company incurred $0.2 million of related costs which offset such proceeds. As of March 31, 2020, there remained approximately $28.3 million of availability in the Jefferies ATM.

Prior to the Jefferies ATM, the Company had a similar facility with Canaccord Genuity Inc. (“Canaccord”) that was closed shortly prior the opening of the Jefferies ATM. On November 2, 2017, the Company had entered into an equity distribution agreement with Canaccord to commence an at-the-market offering that had an aggregate potential offering price up to $30,000,000 (the “Canaccord ATM”). The Company did not sell any shares through the

Canaccord ATM during the year ended March 31, 2020.  During the fiscal year ending March 31, 2019, the Company raised approximately $5,844,000 in gross proceeds from the facility. On October 2, 2019, the Company sent notice terminating the Canaccord ATM effective October 12, 2019, having raised a total of $12.1 million through the facility between November 2, 2017 and October 2, 2019.

On April 2, 2019, the Company closed on an underwritten registered offering of 8,000,000 shares of its common stock, par value $0.0001 per share (“Common Stock”), and warrants to purchase up to 8,000,000 shares of its common stock with an exercise price of $2.00 per share (the “Existing Warrants”) at a combined purchase price of $1.50 per share of common stock and accompanying warrant. The net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $11 million. The proceeds of the offering are being used for continued and new clinical trials, continued development of compounds, and other general corporate purposes. However, as further described under the subheading “Exchange Agreements” below, on May 20, 2020, the Company exchanged the Existing

Warrants with their respective holders for shares of the Company’s Common Stock or new warrants in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. After such exchanges, the Existing Warrants no longer remained outstanding.

Cash Flows

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	2020	2019
Net cash used in operating activities	$(19,560,000)	$(20,116,000)
Net cash used in investing activities	$—	$(16,000)
Net cash provided by financing activities	$31,958,000	$5,458,000

Operating Activities

Our cash used in operating activities in the year ended March 31, 2020 totaled $19.6 million which is the sum of (i) our net loss of $22.0 million, adjusted for non-cash expenses totaling $2.4 million (which includes equity-based compensation, change in fair value of warrant liability and depreciation and amortization), and (ii) changes in operating assets and liabilities which netted to a negligible amount.

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

Investing Activities

There were no investing activities in the year ended March 31, 2020.  During the year ended March 31, 2019 investing activities included $16 thousand for the purchase of property and equipment.

Financing Activities

During the year ended March 31, 2020, our finance activities mainly consisted of the following:

•

In April 2019, the Company raised $11.3 million after underwriting discounts and before offering expenses through an underwritten registered offering of 8,000,000 shares of our Common Stock, and 8,000,000 common stock purchase warrants. Each Existing Warrant entitles its holder to purchase one share of Common Stock (each, a “Warrant Share”) at an exercise price of $2.00 per Warrant Share. The Warrants expire five years from the date of issuance and vest immediately. The warrants are recorded as a derivative liability on the statement of balance sheet and will be subject to remeasurement.

•

The Company raised approximately $1.7 million in gross proceeds via sale of 1,361,315 shares of Common Stock through the Jefferies ATM. The Company incurred $0.2 million of related costs which offset the proceeds. At March 31, 2020 there remained approximately $28.3 million of availability to sell shares through the Jefferies ATM.
•

In January 2020, the Company raised $20 million before offering expenses through the Eagle SPA, pursuant to which the Company issued and sold to Eagle 10,000,000 shares of common stock, at a price of $2.00 per share.

•	The Company made payments of $597,000 on the insurance note payable related to premiums for its Director and Officer liability insurance coverage.

During the year ended March 31, 2019, our financing activities consisted of the following:

•	The Company raised approximately $5.7 million in net proceeds after sales commissions and expenses of the offering through the Canaccord ATM via the sale of 2,383,884 shares of our common stock.
•	The Company made payments of $480,000 on the insurance note payable related to premiums for its Director and Officer liability insurance coverage.

Subsequent Events

Exchange Agreements

On May 20, 2020, the Company entered into exchange agreements with holders (the “Holders”) of the Existing Warrants. The Existing Warrants were offered and issued pursuant to the Company’s Registration Statement on Form S-3 (Registration No. 333-211489), which was declared effective by the Securities and Exchange Commission on August 16, 2017, a base prospectus dated August 16, 2017 and a prospectus supplement dated March 28, 2019.

Pursuant to exchange agreements (the “Share Exchange Agreements”) with Holders of Existing Warrants to purchase 5,833,333 shares of Common Stock in the aggregate, the Company issued an aggregate of 2,406,250 shares of Common stock (the “Exchange Shares”) in exchange for such Existing Warrants. Concurrently therewith, each such Holder executed and delivered to the Company a leak-out agreement  (a “Share Leak-Out Agreement”) that contains trading restrictions with respect to the Exchange Shares, which (i) for the first 90 days, prohibit any sales of Exchange Shares, (ii) for the subsequent 90 days, limit sales of Exchange Shares on any day to 2.5% of that day’s trading volume of Common Stock, and (iii) prohibit new short positions or short sales on Common Stock for the combined 180 day period.

The Company also entered into an exchange agreement (the “Warrant Exchange Agreement”) with another Holder of Existing Warrants to purchase 2,166,667 shares of Common Stock in the aggregate.  Pursuant to the Warrant Exchange Agreement, the Company issued such Holder a new warrant (the “New Warrant”) to purchase the same number of shares of Common Stock. The New Warrant has the same expiration date, April 2, 2024, as the Existing Warrants, but has an exercise price of $1.80 and does not include the price protection, anti-dilution provisions or other restrictions on Company action from the Existing Warrants. Concurrently therewith, such Holder executed and delivered to the Company a leak-out agreement that contains trading restrictions on sales of Common Stock issued upon exercise of the New Warrant that are substantially similar to the restrictions on Exchange Shares in the Share Leak-Out Agreement, provided that the leak-out restrictions will only apply to the first 893,750 shares of Common Stock issued pursuant to the New Warrant.

Seasonality

The Company does not believe that its operations are seasonal in nature.

Contractual Obligations and Commitments

At our current stage of development and at a stage where we have yet to secure material and recurring amounts of financial funding, we do not have any significant contractual obligations with the exception of certain purchase commitments discussed below.

Contract Service Providers

On April 1, 2020, the Company amended the Clinical Research Funding and Drug Supply Agreement dated October 9, 2018, with PanCAN, to enroll individuals diagnosed with pancreatic cancer in a platform style clinical research study. Stage 1 of the study was initiated in the fourth quarter of fiscal year 2020. After taking into consideration amounts already paid, the remaining estimated cost to the Company, which primarily consists of patient treatment costs, for Stage 1 is approximately $7.5 million, subject to enrollment adjustments, and is expected to be incurred over the next two and a half years.

Purchase Commitments

The Company has entered into contracts with manufacturers to supply certain components used in SM-88 in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods. Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The contracts are structured to match clinical supply needs for our ongoing trials and we expect the timing of associated payments to predominately occur during fiscal year 2021. Total outstanding future obligations associated with the contracts were $1.6 million at March 31, 2020.

Leases

The Company leases office space in New York and office space and furniture in New Jersey. The New York rent obligation has been prepaid through August 30, 2020, the end of the lease. The New Jersey leases expire in February 2021. The Company’s future minimum lease payments for the New Jersey leases are approximately $56,000 due in fiscal 2021.

Off-Balance Sheet Arrangements

We do not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Regulation S-K of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tyme Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Tyme Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

New York, New York

May 22, 2020

Tyme Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	March 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$26,700,416	$14,302,328
Prepaid rent	-	242,755
Prepaid clinical costs	396,962	592,134
Prepaid expenses and other current assets	981,949	1,001,898
Total current assets	28,079,327	16,139,115
Property and equipment, net	5,181	10,363
Prepaid rent, net of current portion	-	101,148
Prepaid clinical costs, net of current portion	1,266,025	1,266,025
Operating lease right-of-use asset	150,301	—
Total assets	$29,500,834	$17,516,651
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities (including $73,000 and $325,000 of related party accounts payable, respectively)	$2,827,302	$3,692,308
Severance payable	380,722	428,240
Accrued bonuses	1,800,979	1,495,248
Insurance note payable	518,124	597,339
Operating lease liability	54,661	—
Total current liabilities	5,581,788	6,213,135
Long-term liabilities
Severance payable	1,254,910	1,635,634
Warrant liability	3,639,000	—
Total liabilities	10,475,698	7,848,769
Commitments and contingencies (See Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 123,312,252 issued and outstanding at March 31, 2020, and 300,000,000 authorized, 103,946,048 issued and outstanding at March 31, 2019	12,333	10,397
Additional paid in capital	126,828,055	95,472,181
Accumulated deficit	(107,815,252)	(85,814,696)
Total stockholders’ equity	19,025,136	9,667,882
Total liabilities and stockholders’ equity	$29,500,834	$17,516,651

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended March 31,
	2020	2019
Operating expenses:
Research and development	$12,955,879	$14,719,481
General and administrative (including $447,000 and $977,000 of related party legal expenses, respectively)	12,804,493	14,586,165
Severance expense	—	2,470,906
Total operating expenses	25,760,372	31,776,552
Loss from operations	(25,760,372)	(31,776,552)
Other income (expense):
Warrant modification expense	—	(1,289,125)
Change in fair value of warrant liability	3,644,601	—
Interest income	229,458	89,977
Interest expense	(114,243)	(7,415)
Total other income (expenses)	3,759,816	(1,206,563)
Loss before income taxes	(22,000,556)	(32,983,115)
Net loss	$(22,000,556)	$(32,983,115)
Basic and diluted loss per common share	$(0.19)	$(0.32)
Basic and diluted weighted average shares outstanding	114,533,102	102,354,050

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended March 31, 2020 and 2019

	Common Stock		Additional		Total
	Shares	Amount	Paid-in capital	Accumulated Deficit	Stockholders' Equity

Balance, March 31, 2018	101,226,479	$10,125	$79,293,423	$(52,831,581)	$26,471,967
Issuance of common stock from at-the-market financing facility, net of associated expenses of $175,306	2,383,884	238	5,668,006	—	5,668,244
Exercise of options	100,000	10	269,990	—	270,000
Cashless exercise of warrants	235,685	24	(24)	—	—
Warrant modification	—	—	1,289,125	—	1,289,125
Severance stock based compensation	—	—	388,282	—	388,282
Stock based compensation	—	—	8,563,379	—	8,563,379
Net loss	—	—	—	(32,983,115)	(32,983,115)
Balance, March 31, 2019	103,946,048	10,397	95,472,181	(85,814,696)	9,667,882
Issuance of common stock from underwritten registered offering, net of associated expenses of $111,227 and warrants of $7,283,601	8,000,000	800	3,884,372	—	3,885,172
Cashless exercise of warrants	4,889	—	—	—	—
Issuance of common stock from at-the-market financing facility, net of associated expenses of $221,103	1,361,315	136	1,529,110	—	1,529,246
Issuance of common stock from securities purchase agreement, net of associated expenses of $142,281	10,000,000	1,000	19,856,719	—	19,857,719
Stock based compensation	—	—	6,085,673	—	6,085,673
Net loss	—	—	—	(22,000,556)	(22,000,556)
Balance, March 31, 2020	123,312,252	$12,333	$126,828,055	$(107,815,252)	$19,025,136

The Notes to the Consolidated Financial Statements are an integral part of these statements

Tyme Technologies, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Years Ended, March 31
	2020	2019
Cash flows from operating activities:
Net loss	$(22,000,556)	$(32,983,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,182	8,420
Amortization of employees, directors and consultants stock options	6,085,673	8,563,379
Warrant modification expense	—	1,289,125
Severance stock based compensation	—	388,282
Change in fair value of warrant liability	(3,644,601)	—
Change in operating assets and liabilities:
Prepaid rent	—	(337,453)
Prepaid clinical costs	195,172	(442,734)
Prepaid expenses and other assets	538,073	433,334
Operating lease right-of-use asset	297,596	—
Accounts payable and other current liabilities	(865,006)	654,229
Severance payable	(428,242)	2,063,874
Accrued bonuses	305,731	246,558
Operating lease liability	(49,333)	—
Net cash used in operating activities	(19,560,311)	(20,116,101)
Cash flows from investing activities:
Purchase of property & equipment	—	(15,544)
Net cash used in investing activities	—	(15,544)
Cash flows from financing activities:
Insurance note payments	(597,339)	(480,093)
Proceeds from registered offerings, net of issuance costs	32,555,738	5,668,244
Proceeds from exercise of stock options	—	270,000
Net cash provided by financing activities	31,958,399	5,458,151
Net increase (decrease) in cash	12,398,088	(14,673,494)
Cash and cash equivalents — beginning of year	14,302,328	28,975,822
Cash and cash equivalents — end of year	$26,700,416	$14,302,328
Supplemental Cash Flow Information:
Cash paid for interest and income taxes are as follows:
Interest	$114,243	$7,415
Income taxes	$—	$—
Noncash investing and financing activities:
Financing of insurance premiums	$518,124	$597,339
Deferred expenses related to post year end financing	$—	$220,988
Cashless exercise of 78,431 warrants for 4,889 shares in 2020 and 1,086,271 warrants for 235,685 shares of common stock in 2019	$—	$—

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

The Company’s lead clinical CMBT compound, SM-88, is an oral investigational modified proprietary tyrosine derivative that is hypothesized to interrupt the metabolic processes of cancer cells by breaking down the cells’ key defenses and leading to cell death through oxidative stress and exposure to the body’s natural immune system. Clinical trial data have shown that SM-88 has achieved confirmed tumor responses across 15 different cancers, both solid and liquid tumors, including pancreatic, lung, breast, prostate, sarcoma and lymphoma cancers with minimal serious Grade 3 or higher adverse events, which the Company believes is rare for investigational compounds. The Company’s lead compound SM-88 is now in a pivotal trial and an adaptive randomized Phase II/III trial with registration intent for patients with second- and third-line pancreatic cancer. In fiscal year 2020, we launched our pivotal study for SM-88 in the third-line treatment of pancreatic cancer through an amendment to our ongoing TYME-88-Panc trial (“Part 2”); with the first patient dosed in the third quarter of the fiscal year. We anticipate the trial to be fully enrolled by the end of calendar year 2020 or early calendar year 2021. We have also partnered with PanCAN to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision Promise. Patients are being enrolled in a Phase II study evaluating SM-88 in high-risk sarcomas as well. The Company is actively evaluating the expansion of our clinical program to hematological, breast, prostate and other cancers.

TYME-18 is a CMBT compound under development that is delivered intratumorally. Like SM-88, TYME-18 leverages the unique metabolism of cancer to create a treatment for inoperable tumors. Preliminary observations of the local administration of TYME-18, an amphiphilic steroid acid, suggested its potential as an important regulator of energy metabolism that may impede the ability of tumors to increase in size which could prove useful in difficult-to-treat cancers. In initial preclinical xenograft mouse studies, TYME-18 was able to completely resolve over 90 percent (11/12 mice) of established colorectal tumors within 12 days versus an average of over 600 percent growth in the control animals. The Company plans to continue with the development of TYME-18 in solid tumors and to provide details of an IND-enabling program this calendar year.

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

On October 18, 2019, TYME entered into an Open Market Sale AgreementSM  (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may, from time to time, sell shares of Common Stock through Jefferies having an aggregate offering price of up to $30.0 million (the “Jefferies ATM”). In the year ended March 31, 2020, the Company raised approximately $1.7 million in aggregate gross proceeds before commissions and expenses through the Sale Agreement and paid commissions and expenses of $0.2 million. At March 31, 2020, there remained approximately $28.3 million of availability to sell shares through the Jefferies ATM.

On January 7, 2020, the Company entered into a Securities Purchase Agreement with Eagle Pharmaceuticals, (“Eagle”), pursuant to which the Company raised $20,000,000 through the issuance and sale to Eagle of 10,000,000 shares of Common Stock, at a price of $2.00 per share.  The proceeds of the aforementioned offerings are being used by the Company for continued clinical studies, drug commercialization and development activities and other general corporate and operating expenses.

For the year ended March 31, 2020, the Company had negative cash flow from operations of $19.6 million and net loss of $22.0 million, which included $2.4 million of net non-cash charges, primarily non-cash equity compensation expense partially offset by income from change in fair value of warrant liability. As of March 31, 2020, the Company had working capital of approximately $22.5 million.

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

Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Tyme Technologies, Inc. and its subsidiaries, Tyme, Inc. and Luminant. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

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

Current Economic Conditions

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others in response thereto, has negatively impacted the global economy, financial markets, and the industries in which the Company operates and has disrupted day-to-day life. The Company believes that the current economic conditions may continue to have a negative impact for the foreseeable future, and the extent to which it may impact  liquidity and financial conditions is uncertain and may be significant.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Significant items subject to such estimation include the calculation of the stock-based compensation and warrant valuation. Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. At March 31, 2020 and 2019, the Company did not have any cash equivalents. The Company’s cash and cash equivalents consisted of $26.7 million at March 31, 2020 and $14.3 million at March 31, 2019.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash. Cash is deposited with major banks and, at times, such balances with any one financial institution may be in excess of FDIC insurance limits. The Company exceeded the FDIC limit of $250,000 by $26.4 million at March 31, 2020 and $14.0 million at March 31, 2019. Although the Company has exceeded the federally insured limit, it has not incurred losses related to these deposits. Management monitors the Company’s accounts with these institutions to minimize credit risk.

Fair Value of Financial Instruments

The Company records certain financial assets and liabilities at fair value in accordance with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and other current liabilities approximates fair value given their short-term nature. The fair value of the severance payable approximates the carrying value, which represents the present value of future severance payments. The fair value of warrant liability is discussed in Note 7.

Prepaid and Other Current Assets

Prepaid expenses represent expenditures made in advance of when the economic benefit of the cost will be realized, and which will be expensed in future periods with the passage of time. Prepaid and other current assets includes $0.8 million and $0.6 million of prepaid insurance as of March 31, 2020 and 2019, respectively.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include fixed assets and operating lease right of use assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended March 31, 2020 and 2019, the Company determined that there were no triggering events requiring an impairment analysis.

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

As noted in Note 9, Stockholders’ Equity, the Company classifies a warrant to purchase shares of its Common Stock as a liability on its consolidated balance sheet if the warrant is a free-standing financial instrument that contains certain price protection features that cause the warrants to be treated as derivatives. Each warrant of this type is initially recorded at fair value on date of grant using the Monte Carlo simulation model and is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense) in the consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant. The Company utilizes Level 3 fair value criteria to measure the fair value of the warrants.

Basic and Diluted Loss Per Share

The Company calculates net loss per share in accordance with Earning per Share (Topic 260). Basic net loss per share is computed by dividing net loss attributable to the Company by the weighted average number of shares of Company common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period. During the periods presented, the calculation excludes any potential dilutive common shares and any equivalents as they would have been anti-dilutive as the Company incurred losses for the periods then ended.

Stock-based Compensation

The Company follows the authoritative guidance for accounting for stock-based compensation in ASC 718, Compensation-Stock Compensation. The guidance requires that stock-based payment transactions be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over the vesting period as services are being provided. (See Note 13, Equity Incentive Plan.)

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

Recently Adopted Accounting Pronouncements

Leases

The Company adopted ASU 2016‑02, Leases (Topic 842) on April 1, 2019. For its long-term operating leases, the Company recognized an operating lease right-of-use asset and an operating lease liability on its consolidated balance sheets. The Company elected the optional practical expedients to forgo applying guidance in Topic 842 to short-term leases (leases 12 or fewer months at commencement and no purchase option). The package of expedients allows an entity to forgo reassessing (1) whether a contract contains a lease, (2) classification of leases, and (3) whether capitalized costs associated with a lease meet the definition of “initial direct costs” in Topic 842. The Company elected to use the optional transition method and therefore prior period amounts continue to be reported in accordance with the historic accounting under the previous lease guidance, ASC 840, Leases (Topic 840).

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

Fixed rent expense for the Company's operating leases is recognized on a straight-line basis over the term of a lease and is included in operating expenses on the consolidated statements of operations. Variable lease payments including lease operating expenses are recorded as incurred.

Upon adoption, the Company recognized an operating right-of-use asset and operating lease liability in its consolidated balance sheet of approximately $0.4 million and $0.1 million, respectively. The Company also classified prepaid rent of $0.3 million as an operating right-of-use asset upon adoption. There were no adjustments to the Company’s opening accumulated deficit upon adoption.

The impact of the adoption of Topic 842 on the  consolidated balance sheets as of April 1, 2019 was as follows:

	April 1, 2019		April 1, 2019
	Prior to Adoption of ASC Topic 842	ASC Topic 842 Adjustment	As Adjusted
Prepaid rent	$343,903	$(343,903)	$—
Deferred rent	$—	$—	$—
Operating right-of-use assets	$—	$447,897	$447,897
Operating lease liability	$—	$103,994	$103,994

Derivatives and Hedging

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value in Topic 820. Under this ASU, certain disclosure requirements for fair value measurements are eliminated, amended or added. The guidance is effective for the Company fiscal year and interim periods within those fiscal years, beginning after December 15. 2019.   The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements and disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808) (“ASU 2018-18’) which amends Topic 808 to clarify when transactions between participants in a collaborative arrangement under Topic 808 are within the scope of the new revenue standard, ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Because Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements, the accounting for those arrangements is often based on an analogy to other accounting literature or on an entity’s accounting policy election. The amendment added the unit-of account guidance in Topic 808 to align with the guidance in Topic 606 and clarifies that when the collaborative arrangement participants is a customer in the context of a unit of account, the transaction should be accounted as revenue under Topic 606.  The amendment also precludes presenting transactions with revenue under Topic 606 if the collaborative arrangement participant is not a customer. The amendment is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is assessing the impact on its consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. The Company is assessing the impact on its consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that a financial asset (or a group of financial assets) measured at amortized cost be presented at the net amount expected to be collected. Currently, U.S. GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this ASU, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down of the security.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”), which clarifies that receivables from operating leases are not within the scope of Subtopic 326-20.  Instead impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), which provides transition relief for entities adopting ASU 2016-13. ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument by-instrument basis.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends and clarifies aspects of the guidance in ASC 326.

The guidance in ASU 2016-13, ASU 2018-19, ASU 2019-05 and ASU 2019-11 as amended in November 2019  by ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815, and Leases (Topic 842): Effective dates, is effective for  fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is assessing the impact on its consolidated financial statements and disclosures.

Note 3. Net Loss Per Common Share.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Year Ended
	March 31,
	2020	2019
Basic and diluted net loss per common share calculation
Net loss	$(22,000,556)	$(32,983,115)
Weighted average common shares outstanding — basic and diluted	114,533,102	102,354,050
Net loss per share of common stock — basic and diluted	$(0.19)	$(0.32)

The Company calculates net loss per share in accordance with Earnings per Share (“EPS”) (Topic 260). Basic net loss per share is computed by dividing net loss attributable to the Company by the weighted average number of shares of Company Common Stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period. During the periods presented, the calculation excludes any potential dilutive common shares and any equivalents as they would have been anti-dilutive.

Warrants issued in April 2019, discussed further in Note 7, participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors (the “Board”) on the Company’s Common Stock. For purposes of computing EPS, these warrants are considered to participate with common stock in the earnings of the Company and, therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the year ended March 31, 2020 as results of operations was a loss for the period. In May 2020, these warrants were all exchanged for Common Stock or new warrants without such participation rights and are no longer outstanding (See Note 15).

The following outstanding securities at March 31, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	Year Ended
	March 31,
	2020	2019
Stock options	11,815,982	8,953,527
Warrants	8,937,651	4,499,603
Total	20,753,633	13,453,130

Note 4. Property and Equipment, Net.

Property and equipment, net consisted of the following:

	March 31, 2020	March 31, 2019
Machinery and equipment	$37,007	$37,007
Less: accumulated depreciation	31,826	26,644
	$5,181	$10,363

Depreciation expense was $5,182 and $8,420 for the years ended March 31, 2020 and 2019, respectively.

Note 5. Accounts Payable and Other Current Liabilities.

Accounts payable (including accounts payable to a related party – see Note 12)  and other current liabilities consisted of the following:

	March 31, 2020	March 31, 2019
Legal	$199,671	$602,129
Consultant and professional services	109,504	170,257
Accounting and auditing	118,837	331,119
Research and development	1,863,355	1,907,787
Board of Directors and Scientific Advisory Board Compensation	484,750	489,393
Other	51,185	191,623
	$2,827,302	$3,692,308

Note 6. Severance Payable.

On March 15, 2019 the Company entered into a Release Agreement related to the separation of employment of their Chief Operating Officer. The Agreement provides for salary continuance for five years, reimbursement of health benefits for three years and a modification to his outstanding stock options to extend the post-termination exercise period for his vested options from three months to five years. The Company recorded severance expense at its present value of $2.5 million, (using a discount rate of 6%) for the year ended March 31, 2019, including $0.4 million relating to the stock option modification. The severance liability payable as of March 31, 2020 and March 31, 2019 was $1.6 million and $2.1 million, respectively.

Note 7. Fair Value Measurements.

The carrying amounts reported in the Company’s consolidated financial statements for cash, accounts payable, and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The fair value of the severance payable approximates the carrying value, which represents the present value of future severance payments. The fair value of the warrant liability is discussed below.

The Company had no material re-measurements of fair value with respect to financial assets and liabilities, during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. Other than the warrants issued in connection with the issuance of Common Stock from the underwritten registered offering that closed on April 2, 2019 (the “April 2019 Warrants”), the Company had no assets or liabilities classified as Level 3 as of March 31, 2020 or March 31, 2019. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the years ended March 31, 2020 and March 31, 2019.

The fair value of the April 2019 Warrants is considered a Level 3 valuation and was determined using a Monte Carlo simulation model. This model incorporated several assumptions at each valuation date including: the price of the Company’s Common Stock on the date of valuation, its expected volatility, the remaining contractual term of the warrant, the risk free interest rate over the term and estimates of the probability of fundamental transactions occurring (See Note 9 for further discussion of the issuance of Common Stock from an underwritten registered offering).

The Company’s financial instruments measured at fair value on a recurring basis are as follows:

Description	Total	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Warrant liability	$3,639,000	—	—	$3,639,000
March 31, 2019
Warrant liability	—	—	—	—

The following table summarizes activity for liabilities measured at fair value using Level 3 significant unobservable inputs:

March 31, 2020
Beginning balance, March 31, 2019	$—
Fair value of liability-classified warrants issued with common stock	7,283,601
Change in fair value of warrant liability	(3,644,601)
Ending balance	$3,639,000

Note 8. Debt.

Insurance Note Payable

During the years ended March 31, 2020 and 2019, the Company entered into a short-term financing arrangement with its insurance carrier related to payment of premium for its Director and Officer liability insurance coverage totaling $0.5 million and $0.6 million for the policy years ending on March 18, 2021 and 2020, respectively. As of March 31, 2020 and March 31, 2019, there remained a balance of $0.5 million and $0.6 million, respectively, recorded to Insurance note payable on the accompanying consolidated balance sheets.

Note 9. Stockholders’ Equity.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001. Shares of Company preferred stock may be issued from time to time in one or more series and/or classes, each of which will have such distinctive designation or title as shall be determined by the Company’s Board prior to the issuance of any shares of such series or class. The Company preferred stock will have such voting powers, full or limited or no voting powers and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such series or class of Company preferred stock as may be adopted from time to time by the Company’s Board prior to the issuance of any shares thereof.

No shares of Company preferred stock are currently issued or outstanding. In connection with the Securities Purchase Agreement, dated January 7, 2020, between the Company and Eagle (the “Eagle SPA”), the Company designated and reserved 10,000 shares as Series A Preferred Stock. The Series A Preferred Stock shares rank senior to the Company’s common stock and have no voting rights. The shares, if issued, would be convertible into common stock and will have a conversion ratio equal to the quotient of $1,000 divided by an amount equal to 1.15 times the average of the volume weighted average price of the Company’s Common Stock for the seven trading days immediately following announcement of the Milestone Event (as defined in the SPA).

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

March 2017 PPO

On March 10, 2017, the Company raised $9.2 million in gross proceeds through a private placement (“March 2017 Private Placement”) of 3,588,620 shares of our common stock and 3,588,620 common stock purchase warrants (each, a “Warrant”). Each Warrant entitled its holder to purchase one share of common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share, subject to adjustment. The warrants were set to expire two years from the date of issuance and vested immediately. On March 15, 2019, the Board extended the expiration date of the 3,245,288 outstanding warrants through September 30, 2019. On September 30, 2019, the outstanding warrants expired without being exercised.

April 2017 PPO

In April 2017, the Company raised $2.7 million in gross proceeds through a private placement (“April 2017 Private Placement”) of 1,069,603 shares of common stock and 1,069,603 common stock purchase warrants (each, a “Warrant”). Each Warrant entitled its holder to purchase one share of common stock (each, a “Warrant Share”) at an exercise price of $3.00 per Warrant Share. The warrants were set to expire two years from the date of issuance and vested immediately. On March 15, 2019, the Board extended the expiration date of the 238,233 outstanding warrants through September 30, 2019. On September 30, 2019, the outstanding warrants expired without being exercised.

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

April 2019 - Registered Offering

In April 2019, the Company completed an underwritten registered offering of 8,000,000 shares of its common stock, par value $0.0001 per share (the “Common Stock”), at a price of $1.50 per share. The total net proceeds of the offering were $11.3 million after deducting underwriter’s discounts and before expenses related to the offering.

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

The Company determined that the Warrants should be recorded as a derivative liability on the consolidated balance sheet due to the Warrants’ contractual provisions requiring issuance of registered common shares upon exercise and certain price protection rights. At the issuance date, the Warrants were recorded at the fair value of $7.3 million as determined using the Monte Carlo pricing simulation. The Warrants were re-measured at March 31, 2020 and the change in fair value for the year ended March 31, 2020 of approximately $3.6  million, was recorded as a component of other income (expense) within the consolidated statement of operations. As further described under Note 15, “Subsequent Events,” on May 20, 2020, the Company exchanged these Warrants with their respective holders for shares of the Company’s Common Stock or new warrants in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. After such exchanges, the Warrants no longer remained outstanding.

The following table details key inputs and assumptions used in the Monte Carlo simulation models used to estimate the fair value of the warrant liability as of March 31, 2020 and April 2, 2019, respectively:

	March 31, 2020	April 2, 2019
Stock price	$1.10	$1.85
Volatility	60%	48%
Remaining term (years)	4.01	5.00
Expected dividend yield	—	—
Risk-free rate	0.33%	2.28%

The following summarizes the common stock warrant activity for the years ended March 31, 2020 and March 31, 2019:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2018	5,585,874	$3.34
Granted	—	—
Exercised	(1,086,271)	3.00
Cancelled	—	—
Outstanding at March 31, 2019	4,499,603	$3.42
Granted	8,000,000	2.00
Exercised	(78,431)	3.00
Expired	(3,483,521)	3.00
Outstanding at March 31, 2020	8,937,651	$2.31

During the year ended March 31, 2020 78,431 warrants were exercised on a cashless basis resulting in the issuance of 4,889 shares. During the year ended March 31, 2019, 1,086,271 warrants were exercised on a cashless basis resulting in the issuance of 235,685 shares.

At March 31, 2020, 8,907,884 common stock purchase warrants relating to securities purchase agreements were outstanding and exercisable.

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

On October 18, 2019, the Company commenced the Jefferies ATM and during the year ended March 31, 2020, the Company raised approximately $1.7 million in gross proceeds via sale of 1,361,315 shares of Common Stock. The Company incurred $0.2 million of related costs which offset the proceeds. At March 31, 2020, there remained approximately $28.3 million of availability to sell shares through the Jefferies ATM.

On November 2, 2017, the Company had entered into an equity distribution agreement with Canaccord Genuity Inc. (“Canaccord”) to commence an at-the-market offering that had an aggregate potential offering price up to $30,000,000 (the “Canaccord ATM”). The Company did not sell any shares through the Canaccord ATM during the year ended March 31, 2020. During the fiscal year ending March 31, 2019, the Company raised approximately $5,844,000 in gross proceeds from the facility. On October 2, 2019, the Company sent notice terminating the equity distribution agreement effective October 12, 2019, having raised a total of $12.1 million through the facility between November 2, 2017 and October 2, 2019.

Securities Purchase Agreement

On January 7, 2020, the Company and Eagle entered into the Eagle SPA, pursuant to which the Company issued and sold to Eagle 10,000,000 shares of common stock, at a price of $2.00 per share. The Eagle SPA provides that Eagle will, subject to certain conditions, make an additional payment of $20 million upon the occurrence of a milestone event, which is defined as the earlier of (i) achievement of the primary endpoint of overall survival in the TYME-88-Panc pivotal trial; (ii) achievement of the primary endpoint of overall survival in the PanCAN Precision Promise SM-88 registration arm; or (iii) FDA approval of SM-88 in any cancer indication. This payment would be split into a $10 million milestone cash payment and a $10 million investment in TYME at a 15% premium to the then prevailing market price. Eagle’s shares will be restricted from sale until the earlier of three months following the milestone event or the three-year anniversary of the agreement.

Note 10. Commitments and Contingencies.

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities.

On April 1, 2020, the Company amended the Clinical Research Funding and Drug Supply Agreement, dated October 9, 2018, with PanCAN, to enroll individuals diagnosed with pancreatic cancer in a platform style clinical research study. Stage 1 of the study was initiated in the fourth quarter of fiscal year 2020. After taking into consideration amounts already paid, the remaining estimated cost to the Company, which primarily consists of patient treatment costs, for Stage 1 is approximately $7.5 million, subject to enrollment adjustments, and is expected to be incurred over the next two and a half years.

Purchase Commitments

The Company has entered into contracts with manufacturers to supply certain components used in SM-88 in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods. Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The contracts are structured to match clinical supply needs for our ongoing trials and we expect the timing of associated payments to predominately occur during fiscal year 2020. Total outstanding future obligations associated with the contracts were $1.6 million at March 31, 2020.

Legal Proceedings

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

Note 11. Leases.

The Company leases office space in New York and office space and furniture in New Jersey. The New York rent obligation has been prepaid through August 30, 2020, the end of the lease. The New Jersey leases expire in February 2021.

Total Company rent expense, including short term rentals, was approximately $313,000 and $243,000 for years ended March 31, 2020 and 2019, respectively.

Operating lease right-of-use (“ROU”) assets and liabilities on the consolidated balance sheet represents the present value of the remaining lease payments over the remaining lease terms. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. Payments for additional monthly fees to cover the Company's share of certain facility expenses are not included in operating lease ROU assets and liabilities. The Company uses its estimated incremental borrowing rate of 6.0% to calculate the present value of its lease payments, as the implicit rates in the leases are not readily determinable.

As of March 31, 2020, the future minimum lease payments under non-cancellable operating lease agreements for which the Company has recognized operating lease ROU assets and lease liabilities were as follows:

March 31, 2020
Fiscal year 2021	$56,000
Total remaining lease payments	56,000
Less: present value adjustment	(1,000)
Total operating lease liabilities	55,000
Less: current portion	(55,000)
Operating lease liabilities, net of current portion	$-

Note 12. Related Party Transactions.

 Legal

Faegre Drinker Biddle & Reath (“Faegre Drinker”), formerly Drinker Biddle & Reath LLP (“DBR”), has provided legal services to the Company. A partner of DBR was a member of the Board and had received, and was entitled to receive in the future, cash compensation payable to non-employee directors and equity compensation payable to non-employee directors generally under the 2016 Director Plan.  See Note 13, Equity Incentive Plan. On September 10, 2018, the Company entered into an employment agreement with the partner and he was appointed as the Company’s Chief Legal Officer and Secretary. He ceased to be a non-employee director on September 10, 2018 and he resigned as a member of the Board effective September 30, 2018. On September 1, 2018, the partner resigned from the partnership of DBR and he assumed a consulting role as “Of Counsel” with the firm. During the years ended March 31, 2020 and 2019, approximately $0.9 million and $1.0 million (of which $0.5 million and $0.2 million was capitalized into equity), respectively, have been incurred as legal expenses associated with Faegre Drinker, and the Company had approximately $73,000 and $325,000 in accounts payable and accrued expenses payable to Faegre Drinker at March 31, 2020 and March 31, 2019, respectively.

Note 13. Equity Incentive Plan.

On March 5, 2015, the Company’s Board adopted and the Company’s stockholders approved, the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). Awards under the 2015 Plan may include, but need not be limited to, one or more of the following: options, stock appreciation rights, restricted stock, performance grants, stock bonuses, and any other type of award deemed by the administrator to be consistent with the purposes of the 2015 Plan. The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of the Company common stock as determined on the date of the grant and have a term of no greater than ten years from the date of grant. In February 2018, the 2015 Plan was amended making available 12.5% of shares of common stock issued and outstanding. As of March 31, 2020, there were 4,896,006 shares available for grant under the 2015 Plan.

On August 23, 2018 the stockholders approved the Amended and Restated 2016 Stock Option Plan for Non-Employee Directors (the “2016 Director Plan”), which: (i) increased the total number of shares of Common Stock authorized and reserved for issuance under the 2016 Director Plan by 2,000,000 shares to 2,750,000 shares: (ii) made “Initial Grants” upon a director’s initial appointment to the Board consisting of an immediate stock option grant of 100,000 shares at fair market value; and (iii) made “Annual Grants” for members who continue in service as members of the Board subsequent to each annual meeting of stockholders occurring subsequent to an Initial Grant, an annual stock option grant of 50,000 shares at fair market value. The Initial Grants and Annual Grants have a ten year term, subject to applicable termination or forfeiture provisions, and vest in equal quarterly increments over a one-year period from the date of grant. As of March 31, 2020, there were 1,279,167 shares available for grant under the 2016 Director Plan.

Stock Options

As of March 31, 2020, and 2019, there was approximately $4.2 million and $7.3 million, respectively, of total unrecognized compensation related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average remaining amortization period of 1.5 years. During the years ended March 31, 2020 and 2019, the Company had stock compensation expense of $6.1 million and $9.0 million, respectively. For the year ended March 31, 2020, stock compensation expense is recognized as $3.6 million in general and administrative expense, $2.5 million in research and development expense. For the year ended March 31, 2019, stock compensation expense recognized was $5.7 million in general and administrative expense and $2.9 million in research and development expense and $0.4 million in severance expense.

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

The assumptions utilized to estimate the fair value of stock options granted are presented in the following table:

	Year Ended
	March 31,
	2020	2019
Risk free interest rate	0.304% - 2.38%	2.24% - 3.10%
Expected volatility	71.65% - 78.95%	71.86% - 76.31%
Expected term	2.5 - 6 years	3 - 6.5 years
Dividend yield	0.0%	0.0%

The following is a summary of the activity of the Company’s stock options under the 2015 Plan and 2016 Director Plan as of March 31, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2019	8,953,527	$4.13
Granted	3,167,280	1.47
Exercised	-	-
Cancelled/Forfeited	(42,500)	1.67
Expired	(262,325)	4.10
Outstanding at March 31, 2020	11,815,982	3.43
Options exercisable at March 31, 2020	8,224,475	$4.05

Weighted-average grant date fair value of options granted during the years ended March 31, 2020 and 2019 was $0.96 and $1.76, respectively.

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Price	Number Outstanding at March 31, 2020	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at March 31, 2020	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.98 - $8.75	11,815,982	$3.43	7.53	$8,400	8,224,475	$4.05	7.15	$400

The intrinsic value calculated as the excess of the market value of as March 31, 2020 over the exercise price of the options, is $8,400. The market value as of March 31, 2020 was $1.10 as reported by the NASDAQ Capital Market. The total intrinsic value of options exercised during the year ended March 31, 2020 was zero.

	Options	Weighted Average Grant Date Fair Value Per Share
Non-vested options at March 31, 2019	3,465,202	$2.29
Granted	3,167,280	0.96
Vested	(2,998,475)	2.01
Forfeited	(42,500)	0.96
Non-vested options at March 31, 2020	3,591,507	$1.36

The fair value of options vested during the years ended March 31, 2020 and 2019 was $6,035,672 and $8,298,730, respectively.

Note 14. Income Taxes.

The Company provides for income taxes under ASC 740. Under ASC 740, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company has not recorded a current or deferred income tax expense or benefit since its inception.

The Company’s loss before income taxes was $22.0 million and $33.0 million for the years ended March 31, 2020 and 2019, respectively, and was generated entirely in the United States. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	March 31,
	2020	2019
Net operating loss carryforward	$14,562,024	$10,663,981
Research and development credit carryforward	1,804,233	718,748
Stock options - NQSOs	5,877,971	4,518,506
Accruals and other temporary differences	825,696	864,789
Gross deferred tax assets	23,069,924	16,766,024
Deferred tax valuation allowance	(23,069,924)	(16,766,024)
Net deferred taxes	$—	$—

Based on the Company’s history of operating losses since inception and consideration of available positive and negative evidence, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2020. The valuation allowance increased by $6.3 million for the year ended March 31, 2020 primarily due to the increase in the net operating loss carryforward and stock based compensation.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended
	March 31,
	2020	2019
U.S. statutory income tax rate	21.0%	21.0%
Permanent differences	3.3	(0.8)
R&D credit carryforwards	4.4	1.3
Valuation allowance	(28.7)	(21.5)
Effective tax rate	—%	—%

As of March 31, 2020, the Company had gross U.S. federal net operating loss carryforwards of approximately $69.3 million, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2033.  As of March 31, 2020, none of the Company’s state net operating losses have value due to the apportionment rule in the states where state income tax returns are currently filed. As permitted under the Protecting Americans Against Tax Hikes Act, which allows the Research and Development tax credit to be applied to Form 941 quarterly payroll tax returns, the Company reduced payroll taxes by $170 thousand and $33 thousand  for the years ended March 31, 2020 and March 31, 2019, respectively.  As of March 31, 2020, the Company had gross federal research and development tax credit carryforwards of $2.1 million, available to reduce future tax liabilities which will begin to expire at various dates starting in 2030.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2020	2019
Gross unrecognized tax benefits at beginning of year	$126,838	$469,167
Increases (decreases) for tax positions in prior period	70,293	(396,749)
Increase for tax positions in current period	121,263	54,420
Gross unrecognized tax benefits at end of year	$318,394	$126,838

As of March 31, 2020, the Company had $318,394 of unrecognized tax benefits, which were offset with the net operating loss and valuation allowance on the consolidated balance sheets. None of the gross unrecognized tax benefits would affect the effective tax rate at March 31, 2020, if recognized. In addition, the Company did not record any penalties or interest related to uncertain tax positions for the periods presented in these consolidated financial statements. The Company does not have any positions for which it is reasonably possible that there will be significant increase or decrease in the amounts of unrecognized tax benefits within twelve months of the reporting date.

The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the period January 1, 2016 through March 31, 2019. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

The Company has completed the accounting for the tax impact of the Tax Cuts and Jobs Act (“the Act”) as of March 31, 2019 and has recorded no provisional amounts.

Note 15. Subsequent Events.

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of consolidated financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Exchange Agreements

On May 20, 2020, the Company entered into exchange agreements with holders (the “Holders”) of warrants to purchase shares of the Company’s Common Stock, which warrants were issued on April 2, 2019 (the “Existing Warrants”). The Existing Warrants were offered and issued pursuant to the Company’s Registration Statement on Form S-3 (Registration No. 333-211489), which was declared effective by the Securities and Exchange Commission on August 16, 2017, a base prospectus dated August 16, 2017 and a prospectus supplement dated March 28, 2019.

Pursuant to exchange agreements (the “Share Exchange Agreements”) with Holders of Existing Warrants to purchase 5,833,333 shares of Common Stock in the aggregate, the Company issued an aggregate of 2,406,250 shares of Common stock (the “Exchange Shares”) in exchange for such Existing Warrants. Concurrently therewith, each such Holder executed and delivered to the Company a leak-out agreement  (a “Share Leak-Out Agreement”) that contains trading restrictions with respect to the Exchange Shares, which (i) for the first 90 days, prohibit any sales of Exchange Shares, (ii) for the subsequent 90 days, limit sales of Exchange Shares on any day to 2.5% of that day’s trading volume of Common Stock, and (iii) prohibit new short positions or short sales on Common Stock for the combined 180 day period.

The Company also entered into an exchange agreement (the “Warrant Exchange Agreement”) with another Holder of Existing Warrants to purchase 2,166,667 shares of Common Stock in the aggregate.  Pursuant to the Warrant Exchange Agreement, the Company issued such Holder a new warrant (the “New Warrant”) to purchase the same number of shares of Common Stock. The New Warrant has the same expiration date, April 2, 2024, as the Existing Warrants, but has an exercise price of $1.80 and does not include the price protection, anti-dilution provisions or other restrictions on Company action from the Existing Warrants. Concurrently therewith, such Holder executed and delivered to the Company a leak-out agreement that contains trading restrictions on sales of Common Stock issued upon exercise of the New Warrant that are substantially similar to the restrictions on Exchange Shares in the Share Leak-Out Agreement, provided that the leak-out restrictions will only apply to the first 893,750 shares of Common Stock issued pursuant to the New Warrant.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Grant Thornton LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the board of directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with policies or procedures.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework issued in 2013. Based on the evaluation of our internal control over financial reporting as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Set forth below are the names of and certain information as of May 18, 2020 regarding our Board of Directors:

Name	Age	Position(s) with the Company/Principal Occupation	Date Elected to Our Board of Directors
Steve Hoffman	57	Director, Chief Executive Officer and Chief Science Officer of the Company	March 5, 2015*

Dr. Gerald Sokol	77	Director/Chief of Radiation Oncology, University of South Florida’s Tampa General Hospital	March 10, 2015

Timothy C. Tyson	68	Director/Former Chairman and Chief Executive Officer, Avara Pharmaceutical Services	March 10, 2015

Paul Sturman	59	Director/Chief Executive Officer, Nature’s Bounty Co.	March 2, 2017

David Carberry	67	Director/Former Chief Financial Officer of Excellis Health Solutions, LLC (Retired)	March 30, 2017

Donald W. DeGolyer	59	Director/Chief Executive Officer, Vertice Pharma LLC	May 24, 2018

Douglas A. Michels	63	Director/Former President and CEO OraSure Technologies	October 1, 2018

*

Mr. Hoffman served as director of Tyme, Inc. (or Tyme, our subsidiary) since its formation on July 26, 2013 and served as director of the Company since the completion of a merger on March 5, 2015 whereby we acquired our current clinical-stage pharmaceutical business.

Executive Officers

See Part I, Additional Item of this Form 10-K under the heading “Executive Officers of the Registrant.”

Other Information

Other information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2020.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2020.

The following table provides certain information with respect to all of our equity compensation plans in effect as of March 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by stockholders prior to March 31, 2020	11,815,982	(1)	$3.43	6,175,173
Equity compensation plans not approved by stockholders prior to March 31, 2020	29,767	(2)	$5.00	—
Total Equity	11,845,749		$3.43	6,175,173

(1)

Includes 11,815,982 shares of our common stock issuable under option awards made prior to March 31, 2020 under our 2015 Equity Incentive Plan and our 2016 Director Plan, each approved by stockholders; these option awards carry a weighted average exercise price of $3.43 per share. For a description of the terms of the 2015 Equity Incentive Plan and 2016 Director Plan, please see Note 13 to the consolidated financial statements presented elsewhere herein.

(2)

Includes 29,767 shares of our common stock issuable upon the exercise of certain warrants to purchase common stock as of March 31, 2020 at a weighted average exercise price $5.00 per share; the warrants described in this sentence are limited to warrants issued in return for goods or services provided and do not include warrants issued in connection with capital raising transactions, consistent with applicable SEC disclosure obligations.

(3)	Includes 6,175,173 shares of our common stock issuable under awards eligible to be made (and not outstanding) as of March 31, 2020 under our 2015 Equity Incentive Plan and 2016 Director Plan.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2020.

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

3.3

Certificate of Designation of Series A Convertible Preferred Stock, dated January 7, 2020. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on

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

4.6

Registration Rights Agreement, dated January 7, 2020, between the Company and Eagle. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on January 8, 2020.)

4.7	Form of New Warrant, dated May 20, 2020. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)

4.8	Description of Common Stock, dated as of June 12, 2019. (Incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K, filed with the SEC on June 12, 2019.)

10.1	License Agreement, dated as of July 9, 2014, between Steven Hoffman and Tyme Inc. (Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K, filed with the SEC on March 11, 2015.)

10.2

Equity Distribution Agreement, dated as of November 2, 2017, by and between Tyme Technologies, Inc. and Canaccord Genuity, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on November 6, 2017.)

10.3

Open Market Sale Agreement, dated as of October 18, 2019, by and between Tyme Technologies, Inc. and Jefferies LLC. (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on October 18, 2019.)

10.4†	2015 Equity Incentive Plan of Tyme Technologies, Inc. (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed with the SEC on March 11, 2015.)

10.5†

Amendment No. 1 to the Tyme Technologies, Inc. 2015 Incentive Plan, effective May 6, 2016. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2016.)

10.6†

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

10.8†

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

10.10†

Amended and Restated 2016 Stock Option Plan for Non-Employee Directors, effective May 24, 2018. (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on May 29, 2018.)

10.11†

Form of Contingent Nonqualified Stock Option Agreement under the Tyme Technologies, Inc. 2016 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed with the SEC on May 29, 2018.)

10.12†

Form of Nonqualified Stock Option Agreement under the Tyme Technologies, Inc. 2016 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K, filed with the SEC on June 12, 2019.)

10.13†

Employment Agreement, dated as of March 5, 2015, between Tyme Technologies, Inc. and Steven Hoffman. (Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K, filed with the SEC on March 11, 2015.)

10.14†

Employment Agreement, dated as of March 5, 2015, between Tyme Technologies, Inc. and Michael Demurjian. (Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K, filed with the SEC on March 11, 2015.)

10.15†

Release Agreement, dated as of March 15, 2019, between Tyme Technologies, Inc. and Michael Demurjian. (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K, filed with the SEC on June 12, 2019.)

10.16†

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

10.18†*	Employment Agreement, dated as of October 9, 2018, by and between Michele Korfin and Tyme Technologies, Inc.

10.19†

Securities Purchase Agreement, dated January 7, 2020, between the Company and Eagle Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 8, 2020.)***

10.20†*	Co-Promotion Agreement with Eagle Pharmaceuticals, Inc., dated January 7, 2020.****

10.21	Form of Share Exchange Agreement, dated May 20, 2020. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)

10.22	Form of Warrant Exchange Agreement, dated May 20, 2020. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)

10.23	Form of Share Leak-Out Agreement, dated May 20, 2020. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)

10.24	Form of Warrant Leak-Out Agreement, dated May 20, 2020. (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (Included in Signature Page of Form 10-K).

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.

32.1**	Rule 1350 Certifications.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

***    Certain exhibits have been omitted and the Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits upon request.

****  Certain confidential information contained in the document, marked by brackets, has been omitted because it is both (i) not material and (ii) would be competitively harmful to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 22, 2020

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

Signature	Title	Date

/s/ Steve Hoffman Steve Hoffman	Chief Executive Officer and Director (Principal Executive Officer)	May 22, 2020

/s/ Barbara C. Galaini Barbara C. Galaini	Corporate Controller (Principal Accounting Officer)	May 22, 2020

/s/ Ben R. Taylor Ben R. Taylor	Chief Financial Officer and President (Principal Financial Officer)	May 22, 2020

/s/ Gerald Sokol Gerald Sokol	Director	May 22, 2020

/s/ Paul L. Sturman Paul L. Sturman	Director	May 22, 2020

/s/ David Carberry David Carberry	Director	May 22, 2020

/s/ Timothy C. Tyson Timothy C. Tyson	Director	May 22, 2020

/s/ Douglas A. Michels Douglas A. Michels	Director	May 22, 2020

/s/ Donald W. DeGolyer Donald W. DeGolyer	Director	May 22, 2020