Form 10-Q
period 2020-06-30
TYME TECHNOLOGIES, INC.
filed 2020-08-12
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38169

TYME TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3864597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Pluckemin Way – Suite 103

Bedminster, New Jersey 07921

(Address of principal executive offices)

(Zip Code)

(212) 461-2315

(Registrant’s telephone number, including area code)

17 State Street – 7th Floor

New York, New York 10004

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

The number of shares outstanding of the registrant’s common stock on August 5, 2020 was 126,881,704.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. Such forward-looking statements within this report include, without limitation, statements regarding our drug candidates (including SM-88 and TYME- 18) and their clinical potential and non-toxic safety profiles, our drug development plans and strategies, ongoing and planned preclinical or clinical trials, preliminary data results and the therapeutic design and mechanisms of our drug candidates. The words “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “anticipates,” and similar expressions (including their use in the negative), are intended to identify forward-looking statements. Forward-looking statements can also be identified by discussions of future matters such as: the effect of the novel coronavirus (COVID-19) pandemic and the associated economic downturn and impacts on the Company's ongoing clinical trials and ability to analyze data from those trials; the cost of development and potential commercialization of our lead drug candidate and of other new products; expected releases of interim or final data from our clinical trials; possible collaborations; and the timing, scope and objectives of our ongoing and planned clinical trials and other statements that are not historical. The forward-looking statements contained in this report are based on management’s current expectations and projections which are subject to uncertainty, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any historical results and future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include but are not limited to: the severity, duration, and economic impact of the COVID-19 pandemic; that the information is of a preliminary nature and may be subject to change; uncertainties inherent in the cost and outcomes of research and development, including the cost and availability of acceptable-quality clinical supply and the ability to achieve adequate clinical study design and start and completion dates; the possibility of unfavorable study results, including unfavorable new clinical data and additional analyses of existing data; risks associated with early, initial data, including the risk that the final data from any clinical trials may differ from prior or preliminary study data; final results of additional clinical trials that may be different from the preliminary data analysis and may not support further clinical development; that past reported data are not necessarily predictive of future patient or clinical data outcomes; whether and when any applications or other submissions for SM-88 may be filed with regulatory authorities; whether and when regulatory authorities may approve any applications or submissions; decisions by regulatory authorities regarding labeling and other matters that could affect commercial availability of SM-88; the ability of TYME and its collaborators to develop and realize collaborative synergies; competitive developments; and the factors described in the section captioned “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the U.S. Securities and Exchange Commission on May 22, 2020, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (available at www.sec.gov).

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2020	March 31, 2020
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$21,311,268	$26,700,416
Prepaid clinical costs	585,517	396,962
Prepaid expenses and other current assets	733,317	981,949
Total current assets	22,630,102	28,079,327

Property and equipment, net	3,886	5,181
Prepaid clinical costs, net of current portion	1,266,025	1,266,025
Operating lease right-of-use asset	80,795	150,301

Total assets	$23,980,808	$29,500,834

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities (including $235,000 and $73,000 of related party accounts payable, respectively)	$4,468,622	$2,827,302
Severance payable	386,461	380,722
Accrued bonuses	467,780	1,800,979
Insurance note payable	347,450	518,124
Operating lease liability	40,049	54,661
Total current liabilities	5,710,362	5,581,788
Long-term liabilities
Severance payable	1,157,269	1,254,910
Warrant liability	1,279,799	3,639,000
Total liabilities	8,147,430	10,475,698
Commitments and contingencies (see Note 9)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 126,610,446 issued and outstanding at June 30, 2020, 300,000,000 authorized, 123,312,252 issued and outstanding at March 31, 2020	12,663	12,333
Additional paid in capital	132,461,782	126,828,055
Accumulated deficit	(116,641,067)	(107,815,252)
Total stockholders' equity	15,833,378	19,025,136
Total liabilities and stockholders' equity	$23,980,808	$29,500,834

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Revenues	$—	$—
Operating expenses:
Research and development	4,715,295	2,720,762
General and administrative (including $203,000 and $152,000 of related party legal expenses, respectively)	3,057,072	3,456,724
Total operating expenses	7,772,367	6,177,486
Loss from operations	(7,772,367)	(6,177,486)
Other income (expenses):
Change in fair value of warrant liability	(3,263,271)	2,938,242
Gain on warrant exchange	2,228,697	—
Interest income	10,502	80,237
Interest expense	(29,376)	(32,979)
Total other income (expenses)	(1,053,448)	2,985,500
Net loss	$(8,825,815)	$(3,191,986)
Basic and diluted loss per common share	$(0.07)	$(0.03)
Basic and diluted weighted average shares outstanding	124,582,014	111,862,541

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2020 and 2019

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance, April 1, 2020	123,312,252	$12,333	$126,828,055	$(107,815,252)	$19,025,136
Issuance of common stock from at-the-market financing facility, net of associated expenses of $120,790	891,944	89	1,171,497	—	1,171,586
Warrant to share exchange	2,406,250	241	3,393,534	—	3,393,775
Stock based compensation	—	—	1,068,696	—	1,068,696
Net loss	—	—	—	(8,825,815)	(8,825,815)
Balance, June 30, 2020	126,610,446	$12,663	$132,461,782	$(116,641,067)	$15,833,378

Balance, April 1, 2019	103,946,048	$10,397	$95,472,181	$(85,814,696)	$9,667,882
Issuance of common stock from underwritten registered offering, net of associated expenses of $111,227	8,000,000	800	3,884,372	—	3,885,172
Cashless exercise of warrants	4,889	—	—	—	—
Stock based compensation	—	—	1,624,961	—	1,624,961
Net loss	—	—	—	(3,191,986)	(3,191,986)
Balance, June 30, 2019	111,950,937	$11,197	$100,981,514	$(89,006,682)	$11,986,029

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(8,825,815)	$(3,191,986)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,295	1,296
Amortization of employees, directors and consultants stock options	1,068,696	1,624,961
Change in fair value of warrant liability	3,263,271	(2,938,242)
Gain on warrant exchange	(2,228,697)	—
Change in operating assets and liabilities:
Prepaid clinical costs	(188,555)	144,826
Prepaid expenses and other assets	248,632	445,385
Operating lease right-of-use asset	69,506	73,550
Accounts payable and other current liabilities	1,641,320	(528,769)
Severance payable	(91,902)	(156,031)
Accrued bonuses	(1,333,199)	(1,070,825)
Operating lease liability	(14,612)	(6,852)
Net cash used in operating activities	(6,390,060)	(5,602,687)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flows from financing activities
Insurance note payments	(170,674)	(401,995)
Proceeds from registered offerings, net of issuance costs	1,171,586	11,168,773
Net cash provided by financing activities	1,000,912	10,766,778

Net increase (decrease) in cash and cash equivalents	(5,389,148)	5,164,091

Cash and cash equivalents – beginning	26,700,416	14,302,328
Cash and cash equivalents – ending	$21,311,268	$19,466,419

Supplemental Cash Flow Information:
Interest	$29,376	$32,979
Income taxes	$—	$—

Noncash investing and financing activities:
Cashless exchange of April 2019 Warrants to purchase 5,833,333 shares of common stock for 2,406,250 shares in May 2020.	$—	$—
Cashless exchange of April 2019 Warrants to purchase 2,166,667 shares of common stock for May 2020 Warrant to purchase the same number of shares common stock.	$—	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

Note 1. Nature of Business

Tyme Technologies, Inc. is a Delaware corporation headquartered in Bedminster, New Jersey, with wholly-owned subsidiaries, Tyme Inc. and Luminant Biosciences, LLC (“Luminant”) (collectively, “TYME” or the “Company”). Prior to 2014, Luminant conducted the initial research and development of the Company’s therapeutic platform. Since January 1, 2014, the majority of the Company’s research, development and other business activities have been conducted by Tyme Inc., which was incorporated in Delaware in 2013.

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

The Company’s lead clinical CMBT compound, SM-88, is an oral investigational modified proprietary tyrosine derivative that is hypothesized to interrupt the metabolic processes of cancer cells by breaking down the cells’ key defenses and leading to cell death through oxidative stress and exposure to the body’s natural immune system. Clinical trial data have shown that SM-88 has achieved confirmed tumor responses across 15 different cancers, both solid and liquid tumors, including pancreatic, lung, breast, prostate, sarcoma and lymphoma cancers with minimal serious Grade 3 or higher adverse events, which the Company believes is rare for investigational compounds. The Company’s lead compound SM-88 is now in a pivotal trial and an adaptive randomized Phase II/III trial with registration intent for patients with third- and second-line pancreatic cancer. In fiscal year 2020, we launched our pivotal study for SM-88 in the third-line treatment of pancreatic cancer through an amendment to our ongoing TYME-88-Panc trial (“Part 2”); with the first patient dosed in the third quarter of the fiscal year. We anticipate the trial to be fully enrolled in the first or second quarter of calendar year 2021. We have also partnered with Pancreatic Cancer Action Network (“PanCAN”) to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision Promise. Patients are being enrolled in a Phase II study evaluating SM-88 in high-risk sarcomas as well. The Company is actively evaluating the expansion of our clinical program to other tumor types potentially including metastatic breast, recurrent prostate and/or hematological cancers.

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

On October 18, 2019, TYME entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may, from time to time, sell shares of common stock through Jefferies having an aggregate offering price of up to $30.0 million (the “Jefferies ATM”). In the quarter ended June 30, 2020, the Company raised approximately $1.3 million in aggregate gross proceeds through the Sale Agreement and paid commissions and expenses of $0.1 million. At June 30, 2020, there remained approximately $27.0 million of availability to sell shares through the Jefferies ATM.

On January 7, 2020, the Company entered into a Securities Purchase Agreement with Eagle Pharmaceuticals, Inc. (“Eagle”), pursuant to which the Company raised $20.0 million through the issuance and sale to Eagle of 10,000,000 shares of common stock, at a price of $2.00 per share (the “Eagle SPA”). The Eagle SPA provides that Eagle will, subject to certain conditions, make an additional payment of $20 million upon the occurrence of a milestone event, which is defined as the earlier of (i) achievement of the primary endpoint of overall survival in the TYME-88-Panc pivotal trial; (ii) achievement of the primary endpoint of overall survival in the PanCAN Precision Promise SM-88 registration arm; or (iii) FDA approval of SM-88 in any cancer indication. This payment would be split into a $10 million milestone cash payment and a $10 million investment in TYME at a 15% premium to the then prevailing market price. Eagle’s shares will be restricted from sale until the earlier of three months following the milestone event or the three-year anniversary of the agreement. The proceeds of the aforementioned offerings are being used by the Company for continued clinical studies, drug commercialization and development activities and other general corporate and operating expenses.

For the three months ended June 30, 2020, the Company had negative cash flow from operations of $6.4 million and net loss of $8.8 million, which included non-cash expenses of $3.3 million related to change in fair value of warrant liability and $1.1 million non-cash equity compensation, partially offset by a non-cash gain on warrant exchange of $2.2 million. As of June 30, 2020, the Company had working capital of approximately $16.9 million.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended March 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2020 (the “2020 10-K”). The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended March 31, 2020 included in the Company’s 2020 10-K.

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

Derivative Warrant Liability

Certain freestanding common stock warrants that are related to the issuance of common stock are classified as liabilities and recorded at fair value due to characteristics that require liability accounting, primarily the obligation to issue registered shares of common stock upon notification of exercise or certain price protection provisions. Warrants of this type are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) in the condensed consolidated statement of operations. As noted in Note 8, Stockholders’ Equity, the Company classifies a warrant to purchase shares of its common stock as a liability on its condensed consolidated balance sheet if the warrant is a free-standing financial instrument that contains certain price protection features that cause the warrants to be treated as derivatives or requires the issuance of registered common shares upon exercise. Each warrant of this type is initially recorded at fair value on date of grant using the Monte Carlo simulation model or the Black-Sholes model, and is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense) in the consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant. The Company utilizes Level 3 fair value criteria to measure the fair value of the warrants (see Note 6).

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

Current Economic Conditions

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others to reduce its spread, including travel restrictions, shutdowns of businesses deemed non-essential, and stay-at-home or similar orders, has negatively impacted the global economy, financial markets, and our industry and has disrupted day-to-day life and business operations. Even as certain restrictions have been lifted and new processes implemented, the Company believes that the current economic conditions are likely to continue to have a negative impact for the foreseeable future, and the extent to which they may impact the Company’s operations, liquidity and financial condition remains uncertain and may be significant.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value in Topic 820. Under this ASU, certain disclosure requirements for fair value measurements are eliminated, amended or added. The guidance is effective for the Company fiscal year and interim periods within those fiscal years beginning after December 15, 2019.  The Company has adopted ASU 2018-13 using a prospective method effective April 1, 2020. The adoption of this ASU did not have a material effect on our financial statements and related disclosures. See Note 6.

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended June 30,
	2020	2019
Basic and diluted net loss per common share calculation:
Net loss	$(8,825,815)	$(3,191,986)
Weighted average common shares outstanding — basic and diluted:	124,582,014	111,862,541
Net loss per share of common stock — basic and diluted	$(0.07)	$(0.03)

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

Warrants issued in April 2019, discussed further in Note 8, participated on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors (the “Board”) on the Company’s common stock. For purposes of computing EPS, these warrants were, when outstanding, considered to participate with common stock in the earnings of the Company and, therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three months ended June 30, 2020 and, 2019 as results of operations was a loss for both periods.

The following outstanding securities at June 30, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

	June 30,
	2020	2019
Stock options	14,531,482	11,460,807
Warrants	3,104,318	12,421,172
Total	17,635,800	23,881,979

Note 4. Accounts Payable and Other Current Liabilities

Accounts payable (including accounts payable to a related party – see Note 11) and other current liabilities consisted of the following:

	June 30, 2020	March 31, 2020
Legal	$457,471	$199,671
Consultant and professional services	243,010	109,504
Accounting and auditing	80,883	118,837
Research and development	3,120,631	1,863,355
Board of Directors and Medical Advisory Board Compensation	477,903	484,750
Other	88,724	51,185
Total	$4,468,622	$2,827,302

Note 5. Severance Payable

On March 15, 2019, the Company entered into a Release Agreement related to the separation of employment of its then-Chief Operating Officer. The agreement provides for salary continuance for five years, reimbursement of health benefits for three years and a modification to his outstanding stock options to extend the post-termination exercise period for his vested options from three months to five years. The Company recorded severance expense at its present value of $2.5 million (using a discount rate of 6%) for the year ended March 31, 2019, including $0.4 million relating to the stock option modification. The severance liability payable as of June 30, 2020 and March 31, 2020 was $1.5 million and $1.6 million, respectively.

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

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The fair value measurement for the warrants issued in connection with the registered offering that closed on April 2, 2019 (the “April 2019 Warrants”) and the warrant issued in conjunction with the Exchange Agreements (see Note 8 for transaction details) (the “May 2020 Warrant”) are based on significant inputs not observable in the market and are classified as Level 3 liability as of March 31, 2020 and June 30, 2020, respectively.

The fair value of the April 2019 Warrants was determined using a Monte Carlo simulation model and included significant unobservable inputs including volatility and the probability of fundamental transactions occurring (See Note 8 for further discussion of the issuance of common stock from an underwritten registered offering). The fair value of the May 2020 Warrant was determined using the Black Scholes model and included significant unobservable inputs including volatility and discount for lack of marketability. Both models incorporated several observable assumptions at each valuation date including: the price of the Company’s common stock on the date of valuation, the remaining contractual term of the warrant and the risk free interest rate over the term. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended June 30, 2020.

The following table details key inputs and assumptions used to estimate the fair value of the May 2020 Warrant as of June 30, 2020 using a Black Scholes model and April 2019 Warrants liability as of March 31, 2020 using the Monte Carlo simulation models:

	May 2020 Warrant	April 2019 Warrants
	June 30, 2020	March 31, 2020
Stock price	$1.33	$1.10
Volatility	76%	60%
Remaining term (years)	3.76	4.01
Expected dividend yield	—	—
Risk-free rate	0.22%	0.33%
Discount for lack of marketability	5.5%	—

The Company’s financial instruments measured at fair value on a recurring basis are as follows:

Description	Total	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Warrant liability	$1,279,799	—	—	$1,279,799
March 31, 2020
Warrant liability	$3,639,000	—	—	$3,639,000

The following table summarizes activity for liabilities measured at fair value using Level 3 significant unobservable inputs:

June 30, 2020
Beginning balance, March 31, 2020	$3,639,000
Change in fair value of April 2019 Warrants liability before May 20, 2020 Warrant Exchange	3,661,000
Less: fair value of April 2019 Warrants as of May 20, 2020	(7,300,000)
Plus: fair value of May 2020 Warrant as of May 20, 2020	1,677,528
Change in fair value of May 2020 Warrant liability from May 20, 2020 to June 30, 2020	(397,729)
Ending balance	$1,279,799

Note 7. Debt

Insurance Note Payable

During the year ended March 31, 2020, the Company entered into a short-term financing arrangement with its insurance carrier related to payment of premium for its Director and Officer liability insurance coverage totaling $0.5 million for the policy year ending on March 18, 2021. As of June 30, 2020 and March 31, 2020, there remained a balance of $0.3 million and $0.5 million, respectively, recorded to insurance note payable on the accompanying consolidated balance sheets.

Note 8. Stockholders’ Equity

The following summarizes the common stock warrant activity for the three months ended June 30, 2020:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2020	8,937,651	$2.31
Granted	2,166,667	1.80
Exchanged	(8,000,000)	2.00
Outstanding at June 30, 2020	3,104,318	$2.77

At each of June 30, 2020 and March 31, 2020, 3,074,551 and 8,907,884, respectively, of common stock purchase warrants relating to securities purchase agreements were outstanding and exercisable.

Warrants

The Company has warrants to purchase its common stock outstanding as of June 30, 2020, as follows:

Issued	Classification	Warrants Outstanding	Exercise Price	Expiration
December 2015	Equity	446,500	$5.00	December 2025
February 2016	Equity	461,384	$5.00	February 2026
July 2016	Equity	29,767	$5.00	June 2026
May 2020	Liability	2,166,667	$1.80	April 2024

At-the-Market Financing Facility

On October 18, 2019, the Company entered into the Sale Agreement with Jefferies, pursuant to which the Company may, from time to time, sell shares of common stock, having an aggregate offering price of up to $30.0 million through Jefferies, as the Company’s sales agent. The shares will be offered and sold by the Company pursuant to its previously filed and currently effective Registration Statement on Form S-3, as amended (Reg. No. 333-211489) (the “Shelf Registration”). Any sales of common stock pursuant to the Sales Agreement will be made by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. Jefferies will use commercially reasonable efforts to sell the shares from time to time, based on the instructions of the Company.

The Company will pay Jefferies a commission rate of three percent (3%) of the gross proceeds from the sales of shares of Common Stock sold pursuant to the Sale Agreement. Under the Sale Agreement, the Company is not required to use the full available amount authorized and it may, by giving notice as specified in the Sale Agreement, terminate the Sale Agreement at any time.

During the three months ended June 30, 2020, the Company raised approximately $1.3 million in gross proceeds via sale of 891,944 shares of Common Stock. The Company incurred $0.1 million of related costs that offset the proceeds. At June 30, 2020, there remained approximately $27.0 million of availability to sell shares through the Jefferies ATM.

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

April 2019 - Registered Offering

In April 2019, the Company completed an underwritten registered offering (the “Offering”) of 8,000,000 shares of its common stock at a price of $1.50 per share. The total net proceeds of the Offering were $11.3 million after deducting underwriter’s discounts and before expenses related to the Offering.

As part of the Offering, the investors received warrants to purchase up to 8,000,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share (the “April 2019 Warrants”).

The Warrants participate with common stock on a one-for-one basis for distribution dividends or other assets of the Company.

Exchange Agreements

On May 20, 2020, the Company entered into exchange agreements with holders (the “Holders”) of the April 2019 Warrants. The April 2019 Warrants were offered and issued pursuant to the Company’s Shelf Registration.

Pursuant to exchange agreements (the “Share Exchange Agreements”) with Holders of the April 2019 Warrants to purchase 5,833,333 shares of Common Stock in the aggregate, the Company issued an aggregate of 2,406,250 shares of common stock (the “Exchange Shares”) in exchange for such April 2019 Warrants. Concurrently therewith, each such Holder executed and delivered to the Company a leak-out agreement(a “Share Leak-Out Agreement”) that contained trading restrictions with respect to the Exchange Shares, which (i) for the first 90 days, prohibit any sales of Exchange Shares, (ii) for the subsequent 90 days, limit sales of Exchange Shares on any day to 2.5% of that day’s trading volume of Common Stock, and (iii) prohibit new short positions or short sales on Common Stock for the combined 180 day period.

The Company also entered into an exchange agreement (the “Warrant Exchange Agreement”) with another Holder of April 2019 Warrants to purchase 2,166,667 shares of Common Stock in the aggregate. Pursuant to the Warrant Exchange Agreement, the Company issued such Holder a new warrant (the “May 2020 Warrant”) to purchase the same number of shares of Common Stock. The May 2020 Warrant has the same expiration date, April 2, 2024, as the April 2019 Warrants, but has an exercise price of $1.80 and does not include the price protection, anti-dilution provisions or other restrictions on Company action from the April 2019 Warrants. Concurrently therewith, such Holder executed and delivered to the Company a leak-out agreement that contained trading restrictions on sales of Common Stock issued upon exercise of the May 2020 Warrant that are substantially similar to the restrictions on Exchange Shares in the Share Leak-Out Agreement, provided that the leak-out restrictions will only apply to the first 893,750 shares of Common Stock issued pursuant to the May 2020 Warrant.

The April 2019 Warrants were remeasured as of May 20, 2020, before the exchange, using the Monte Carlo pricing simulation resulting in a fair value of approximately $7.3 million, and the change in fair value from March 31, 2020 to the fair value before the exchange of approximately $3.7 million was recorded as an expense component of other income (expense) within the condensed consolidated statement of operations. The key assumptions in applying the Monte Carlo simulation model were as follows: $1.70 stock price, 73% volatility, 3.87 years remaining term, 0.28% risk free rate and the probability of fundamental transactions occurring. The change in fair value of the April 2019 Warrants for the three months ended June 30, 2019 was $2.9 million and recorded as a component of other income (expense) within the condensed consolidated statement of operations.

At May 20, 2020, the fair value of the 2,406,250 shares issued under the Share Exchange Agreements was approximately $3.4 million and resulted in a gain on exchange of approximately $1.9 million.

The exercise price of the May 2020 Warrant is subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of the Company’s Common Stock.

The Company determined that the May 2020 Warrant should be recorded as a derivative liability on the condensed consolidated balance sheet due to the May 2020 Warrant’s contractual provisions requiring issuance of registered common shares upon exercise. At May 20, 2020, the May 2020 Warrant was recorded at the fair value of $1.7 million as determined using the Black Scholes model and the change in fair value before and after the exchange of $0.3 million was recorded as a gain on warrant exchange as a component of other income (expense) within the condensed consolidated statement of operations. The key assumptions in applying the Black Scholes model were as follows: $1.64 stock price, 73% volatility, 3.87 years remaining term, 0.27% risk free rate and 7% discount for lack of marketability. The change in fair value of May 2020 Warrant from May 20, 2020 through June 30, 2020 of $0.4 million income was recorded as a component of other income (expense) within the condensed consolidated statement of operations.

Note 9. Commitments and Contingencies

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities.

On April 1, 2020, the Company amended the Clinical Research Funding and Drug Supply Agreement dated October 9, 2018, with PanCAN, to enroll individuals diagnosed with pancreatic cancer in a platform style clinical research study. Stage 1 of the study was initiated in the fourth quarter of fiscal year 2020. As of June 30, 2020, after taking into consideration amounts already paid, the remaining expense to the Company is approximately $6.8 million, subject to enrollment adjustments, and is expected to be incurred over two years and three months.

Purchase Commitments

The Company has entered into contracts with manufacturers to supply SM-88 and certain related conditioning agents, in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods. Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The outstanding future contract obligations structured to match clinical supply needs for our ongoing trials and registration activity are approximately $1.4 million and $3.6 million, respectively, at June 30, 2020. We expect the timing of associated payments to predominately occur through fiscal year 2022.

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

Note 10. Leases

The Company leases office space in New York and office space and furniture in New Jersey. The New York rent obligation has been prepaid through August 30, 2020, the end of the lease. The Company does not intend on renewing the New York office lease and has relocated the Company’s headquarters from the New York office to the New Jersey office. The New Jersey leases expire in February 2021.

Total Company rent expense, including short term rentals, was approximately $77,000 for the three months ended June 30, 2020 and 2019.

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

As of June 30, 2020, the future minimum lease payments under non-cancellable operating lease agreements for which the Company has recognized operating lease right-of-use assets and lease liabilities were as follows:

June 30, 2020
Fiscal year 2021	$40,800
Total remaining lease payments	40,800
Less: present value adjustment	(800)
Total operating lease liabilities	40,000
Less: current portion	(40,000)
Operating lease liabilities, net of current portion	$-

Note 11. Related Party Transactions

Legal

Faegre Drinker Biddle & Reath (“Faegre Drinker’), formerly Drinker Biddle & Reath LLP (“DBR”) has provided legal services to the Company. The Company’s Chief Legal Officer and Corporate Secretary holds the consulting role “Of Counsel” with the Faegre Drinker. Before joining the Company as Chief Legal Officer and Corporate Secretary, he was a partner at DBR and a non-employee director of the Company. In that capacity he received equity compensation payable to non-employee directors generally under the Company’s Amended and Restated 2016 Stock Option Plan for Non-Employee Directors (the “2016 Director Plan”) (see Note 12, Equity Incentive Plan) as well as cash compensation payable to non-employee directors generally. Legal fees incurred associated with Faegre Drinker were approximately $235,000 and $152,000 for the three months ended June 30, 2020 and 2019. At June 30, 2020 and March 31, 2020, the Company had approximately $235,000 and $73,000, respectively, in accounts payable and accrued expenses payable to Faegre Drinker.

Note 12. Equity Incentive Plan

Stock Options

As of June 30, 2020, there was approximately $5.9 million of total unrecognized compensation expense related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average service period of 2.38 years.

As of June 30, 2020, there were 3,459,673 shares available for grant under the Company’s 2015 Equity Incentive Plan and 2016 Director Plan.

Stock based compensation expense recognized was as follows:

	Three Months Ended June 30,
	2020	2019
General and administrative	$561,000	$955,000
Research and development	508,000	670,000
Total	$1,069,000	$1,625,000

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

The weighted average assumptions used to determine such values are presented in the following table:

	June 30, 2020	June 30, 2019
Risk free interest rate	0.22% - 0.40%	1.91% - 2.38%
Expected volatility	88.02% - 101.67%	71.65% - 76.22%
Expected term (in years)	2.8 - 6.1	2.5 - 6
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options for the three months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2020	11,815,982	$3.43
Granted	2,728,000	$1.38
Expired	(12,500)	$2.36
Outstanding at June 30, 2020	14,531,482	$3.05
Options exercisable at June 30, 2020	8,845,271	$3.92

		Stock Options Outstanding			Stock Options Vested
Range of Exercise Price	Number Outstanding at June 30, 2020	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at June 30, 2020	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.98 - $8.75	14,531,482	$3.05	7.70	$115,850	8,845,271	$3.92	$76,275

The intrinsic value calculated as the excess of the market value as of June 30, 2020 over the exercise price of the options, is $115,850. The market value per share as of June 30, 2020 was $1.33 as reported by the NASDAQ Capital Market.

Note 13. Income Taxes

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company weighed available positive and negative evidence and concluded that a full valuation allowance should continue to be maintained on its net deferred tax assets.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. As of June 30, 2020, the Company’s uncertain tax positions remain unchanged. Due to the full valuation allowance, none of the gross unrecognized tax benefits, if recognized, would affect the effective tax rate at June 30, 2020.

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

\

\\

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The disclosures in this Quarterly Report are complementary to those made in our Annual Report on Form 10-K filed with the SEC on May 22, 2020 (the “2020 10-K”). You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report and of our 2020 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “TYME” or “Tyme Technologies” refer to Tyme Technologies, Inc. together with its subsidiaries. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

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

Our lead clinical CMBT compound, SM-88, is an oral investigational modified proprietary tyrosine derivative that is hypothesized to interrupt the metabolic processes of cancer cells by breaking down the cells’ key defenses and leading to cell death through oxidative stress and exposure to the body’s natural immune system. To date, clinical trial data have shown that SM-88 has achieved confirmed tumor responses across 15 different cancers, both solid and liquid tumors, including pancreatic, lung, breast, prostate, sarcoma and lymphoma cancers with minimal serious Grade 3 or higher adverse events, which we believe is rare for investigational compounds. Our lead compound SM-88 is now in a pivotal trial and a Phase II/III adaptive randomized trial with registration intent for patients with second- and third-line pancreatic cancer. In fiscal year 2020, we launched our pivotal study for SM-88 in the third-line treatment of pancreatic cancer through an amendment to our ongoing TYME-88-Panc trial (Part 2), with the first patient dosed in the third quarter of the fiscal year. Despite delays resulting from the COVID-19 pandemic, we anticipate the trial to be fully enrolled in the first or second quarter of calendar year 2021. (See “COVID-19 Update” below.) We currently estimate the cost of the TYME-88-Panc trial (Part 2) to be approximately $15.0 million, with such costs anticipated to extend through calendar year 2021. We have partnered with the Pancreatic Cancer Action Network (“PanCAN”) to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision PromiseSM. In Precision Promise, SM-88 is initially being studied as second-line monotherapy and the study of SM-88 could expand to first-line combination therapy with standard of care. The remaining estimated cost for Precision Promise Stage 1 is approximately $7.5 million. Patients are also being enrolled in a Phase II study evaluating SM-88 in high-risk sarcomas and we presented final SM-88 prostate Phase II clinical data at the European Society for Medical Oncology’s ESMO 2019 conference showing encouraging clinical benefit in patients with bio-marker recurrent prostate cancer. The Company is actively evaluating the expansion of our clinical program to other tumor types potentially including metastatic breast, recurrent prostate and/or hematological cancers.

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

COVID-19 Update

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others to reduce its spread, including travel restrictions, shutdowns of businesses deemed non-essential, and stay-at-home or similar orders, has negatively impacted the global economy, financial markets, and our industry and has disrupted day-to-day life and business operations. We are closely monitoring the impact of COVID-19 on all aspects of our business, our clinical trials, and the safety of patients, including as cities and states ease certain restrictions and begin to reopen or consider doing so. We continue to work closely with our clinical trial sites during the pandemic. While all trials for SM-88 are still actively enrolling patients and we believe we have sufficient clinical supply to complete all of our trials, the COVID-19 pandemic has impacted enrollment of our TYME-88-Panc pivotal trial. Enrollment has been impacted due to various reasons related to the pandemic, including but not limited to an overall decrease in cancer diagnoses, changes in patient treatment practices, changes in hospital or university policies, federal, state or local regulations, and prioritization of hospital resources toward pandemic efforts. Although the rate of enrollment in our trials has proceeded more slowly than originally anticipated, we expect full enrollment for the TYME-88-Panc pivotal trial in the first or second quarter of calendar year 2021. We are committed to working with the clinical trial sites to assure appropriate access for patients who are seeking clinical trial options for these advanced cancers for which the patients have limited or no other treatment options. We have also taken important steps to protect the health and welfare of our employees, consultants and board members, primarily by adapting to a fully “work-from-home” model since March 2020. The extent to which COVID-19 impacts our product candidates and business, including patients’ willingness to participate in clinical trials, the timing of meeting enrollment expectations, the ability of our third-party partners to remain operational and our access to capital markets and financing sources, however, depends on numerous evolving factors that are highly uncertain and cannot be accurately predicted, including those identified under “Risk Factors” in the 2020 10-K, many of which are beyond our control. Management continues to monitor the situation closely and intends to continue to adapt and implement process adjustments as needed.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, warrant liability, and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in our 2020 10-K.

Derivative Warrant Liability

Certain freestanding common stock warrants that are related to the issuance of common stock are classified as liabilities and recorded at fair value due to characteristics that require liability accounting, primarily the obligation to issue registered shares of common stock upon notification of exercise or certain price protection provisions. Warrants of this type are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) in the consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant. The Company utilizes Level 3 fair value criteria to measure the fair value of the warrants.

As noted in Item 1. Note 8, Stockholders’ Equity, the Company classifies a warrant to purchase shares of its common stock as a liability on its condensed consolidated balance sheet if the warrant is a free-standing financial instrument that contains certain price protection features or requires issuance of registered common shares upon exercise which cause the warrants to be treated as derivatives. Each warrant of this type is initially recorded at fair value on date of grant using the Monte Carlo simulation model or the Black Scholes model, and is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense) in the consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

Recent Developments

Consistent with our overall corporate mission of developing effective cancer therapies that aim to extend patients’ lives while not compromising on their quality of life, during the three months ended June 30, 2020 and subsequently, we note the following activities:

HopES Sarcoma Phase II Study-Interim Futility Review Outcome

On August 11, 2020, TYME announced a positive outcome of an interim futility review for the investigator-initiated HopES Sarcoma Phase II clinical trial, sponsored by the Sarcoma Oncology Research Center, that is evaluating TYME’s lead cancer metabolism-based candidate, SM-88, as a potential oral treatment for patients with Ewing’s Sarcoma and other high-risk sarcomas.

The interim futility review was completed in late July and, based on the analysis of the data and recommendations of Sant Chawla, M.D., founder of the Sarcoma Oncology Center, Santa Monica, CA and principal investigator for the HopES Sarcoma trial, the study will proceed with the current trial design as planned. The next major milestone in the HopES Sarcoma trial is expected in calendar year 2021. Sarcomas represents a great unmet medical need and significant opportunity for all stakeholders. There are more than 12,000 patients diagnosed each year without meaningful treatment options.

The HopES Sarcoma trial is a prospective open-label Phase II trial evaluating the efficacy and safety of SM-88, with the conditioning agents methoxsalen, phenytoin and sirolimus, in two cohorts of patients. Up to 24 evaluable patients (12 per cohort) will be enrolled. The trial’s primary objectives are to measure efficacy events, including overall response, stable disease and progression free survival. Secondary objectives include duration of response, overall survival, clinical benefit rate using response evaluation criteria in solid tumors (RECIST 1.1), and incidence of treatment-emergent adverse events.

Orphan Drug Designation

On August 3, 2020, TYME announced that the U.S. Food and Drug Administration (“FDA”) had granted it Orphan Drug Designation for its lead pipeline candidate, SM-88 (racemetyrosine), as a potential treatment for patients with pancreatic cancer.

The FDA’s Office of Orphan Drug Products grants orphan status to support development of medicines for underserved patient populations, or rare disorders, that affect fewer than 200,000 people in the United States. Orphan Drug Designation provides certain benefits, including market exclusivity upon regulatory approval, if received, exemption of FDA application fees and tax credits for qualified clinical trials.

Preclinical Findings

TYME announced new preclinical findings that describe the unique mechanism of action of its lead cancer metabolism-based candidate, SM-88 (racemetyrosine). The data were presented at the American Association for Cancer Research (AACR) 2020 Virtual Meeting from June 22 to June 24, 2020. Key highlights are as follows:

•	Preclinical data demonstrated statistically significant tumor reduction in SM-88 treated arms versus controls.
•	The data builds on confirmed tumor responses achieved in human clinical studies across 15 different cancer types.
•	Multiple monotherapy effects of SM-88 were shown, including increased oxidative stress, disruption of autophagy, and tumor immunomodulation.
•	Preclinical results were demonstrated across multiple tumor types including, pancreatic, colon, breast, and ovarian,
•	Reduction of immunosuppressive cells in the tumor microenvironment supports exploring combination with immuno-oncology treatments.
•	Oral SM-88 is designed to selectively disrupt cancer’s metabolic process and cause cancer cell death.

At the same AACR meeting, TYME also announced new preclinical findings that describe the unique anti-cancer effects of its cancer metabolism-based pipeline candidate, TYME-18. Preclinical studies are ongoing with a goal of identifying an IND-enabling program. Key highlights of data presented are as follows:

•	TYME-18 leverages unique metabolism of cancer to create an intratumoral treatment for inoperable cancers.
•	Preclinical animal studies demonstrated TYME-18’s potential to dramatically shrink and/or resolve tumors.
•	TYME-18 treatment resulted in a 91.6% (11/12) complete resolution of established tumors within two weeks.
•	Novel mechanism of action contributes to a strong anti-cancer effect while minimizing systemic and local toxicity.

Resignation of Chief Operating Officer

On July 16, 2020, Michele Korfin gave notice of her decision to resign as Chief Operating Officer of the Company effective August 14, 2020. Ms. Korfin served as our Chief Operating Officer beginning in March 2019 and she previously served as our Chief Commercial Officer beginning in October 2018.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Ended June 30, 2019

Net loss for the three months ended June 30, 2020 was $8,826,000 compared to $3,192,000 for the three months ended June 30, 2019. The increase in losses for the three-month period is due to the non-cash expense change in the fair value of warrant liability of $6,201,000, partially offset by a non-cash gain on warrant exchange of $2,229,000 and increased operating costs and expenses, primarily research and development expenses, of $1,595,000.

Cash used in operating activities for the three months ended June 30, 2020 was $6,390,000 compared to $5,603,000 for the three months ended June 30, 2019. See Cash Flows section below for further details.

Revenues

During the three months ended June 30, 2020 and 2019, the Company did not realize any revenues from operations. We do not anticipate any revenues until such time as one of our products has been approved for commercialization by appropriate regulatory authorities, or we enter into certain types of collaboration or licensing arrangements, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended June 30, 2020, operating costs and expenses totaled $7,772,000 compared to $6,177,000 for the three months ended June 30, 2019, an increase of $1,595,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $4,715,000 for the three months ended June 30, 2020, compared to $2,785,000 for the three months ended June 30, 2019, an increase of $1,930,000. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:

o

Study and consulting expenses were $3,553,000 for the three months ended June 30, 2020, compared to $1,471,000 for the three months ended June 30, 2019, an increase of $2,082,000 between the comparable periods. The increase is mainly attributable to increased activity, including supply costs, related to Part 2 of our TYME-88-Panc trial and the Precision Promise Phase II/III trial.

o	Salary and salary related expenses for research and development personnel were $655,000 for the three months ended June 30, 2020, comparable to $644,000 for the three months ended June 30, 2019.
o

Included in research and development expense for the three months ended June 30, 2020 is $508,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $670,000 for the three months ended June 30, 2019, a decrease of $162,000 between comparable periods.

•

General and administrative expenses were $3,057,000 for the three months ended June 30, 2020, compared to $3,393,000 for the three months ended June 30, 2019, a decrease of $336,000. The general and administrative expenses for the respective periods include:

o	Other general and administrative expenses were $2,496,000 during the three months ended June 30, 2020, compared to $2,438,000 for the three months ended June 30, 2019.
o

Stock based compensation expense related to stock options was $561,000 for the three months ended June 30, 2020 compared to $955,000 for the three months ended June 30, 2019, a decrease of $394,000, primarily attributable to fully vested grants.

Other income (expense)

For the three months ended June 30, 2020, the Company had $3,263,000 non-cash expense relating to the change in fair value of the warrant liability during the period, compared to $2,938,000 of non-cash income for the three months ended June 30, 2019, resulting in a $6,201,000 variance from the prior year period. See Item 1, Note 8 for details regarding changes in the fair value of the warrant liability.

For the three months June 30, 2020, the Company had a non-cash gain on warrant exchanges of $2,229,000 pursuant to the Share Exchange Agreements and the Warrant Exchange Agreement, see Item 1, Note 8 for additional details.

For the three months ended June 30, 2020 and June 30, 2019, the Company had interest income on cash accounts of $10,000 and $80,000, respectively, and interest expense primarily related to the amortization of the severance payable discount of $29,000, compared to $33,000, respectively.

Adjusted Net Loss and Adjusted Net Loss per Share

Adjusted net loss for the three months ended June 30, 2020 was $6,723,000 or $0.05 per share compared to $4,505,000 or $0.04 per share for the three months ended June 30, 2019, after adjusting for change in fair value of warrant liability, amortization of employees, directors and consultants stock options and gain on warrant exchange. Adjusted net loss and adjusted net loss per share are non-GAAP measures. See “Use of Non-GAAP Measures” below for a reconciliation to the comparable GAAP measures.

Use of Non-GAAP Measures

Adjusted net loss and adjusted net loss per share as presented in this report are non-GAAP measures. The adjustments relate to the change in fair value of warrant liabilities, amortization of employees, directors and consultants stock based compensation and gain on warrant exchange. These financial measures are presented on a basis other than in accordance with U.S. generally accepted accounting principles ("Non-GAAP Measures"). In the reconciliation tables that follow, we present adjusted net loss and adjusted net loss per share, reconciled to their comparable GAAP measures, net loss and net loss per share. These items are adjusted because they are not operational or because they are significant non-cash charges and management believes these adjustments are meaningful to understanding the Company's performance during the periods presented. These Non-GAAP Measures should be considered a supplement to, not a substitute for, or superior to, the corresponding financial measures calculated in accordance with GAAP. Our definitions of adjusted net loss and adjusted loss per share may not be comparable to similar measures reported by other companies.

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended June 30,
	2020	2019
Net loss (GAAP)	$(8,826,000)	$(3,192,000)
Adjustments:
Change in fair value of warrant liability	3,263,000	(2,938,000)
Amortization of employees, directors and consultants stock options	1,069,000	1,625,000
Gain on warrant exchange	(2,229,000)	-
Adjusted net loss (non-GAAP)	$(6,723,000)	$(4,505,000)

Reconciliation of Net Loss Per Share to Adjusted Net Loss Per Share
	Three Months Ended June 30,
	2020	2019
Net loss per share (GAAP)	$(0.07)	$(0.03)
Adjustments:
Change in fair value of warrant liability	0.03	(0.02)
Amortization of employees, directors and consultants stock options	0.01	0.01
Gain on warrant exchange	(0.02)	-
Adjusted net loss per share (non-GAAP)	$(0.05)	$(0.04)

The Non-GAAP Measures for the three months ended June 30, 2020 and 2019 provide management with additional insight into the Company’s results of operations from period to period by excluding certain non-operational and non-cash charges, and are calculated using the following adjustments to net loss:

a)

The warrants issued as part of an equity offering on April 2, 2019 were measured at fair value using a Monte Carlo model which takes into account, as of the valuation date, factors including the current exercise price, the remaining contractual term of the warrant, the current price of the underlying stock, its expected volatility, the risk-free interest rate for the term of the warrant and the estimates of the probability of fundamental transactions occurring.

The May 2020 Warrant issued as part of the warrant exchange as described under the subheading “Historical Financings” below was measured at fair value using a Black-Scholes model which takes into account, as of the valuation date, factors including the current exercise price, the remaining contractual term of the warrant, the current price of the underlying stock, its expected volatility, the risk-free interest rate for the term of the warrant and liquidity discounts for trading restrictions.

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

c)

Gain on warrant exchange resulted from the difference in fair value of the warrants issued as part of the equity offering on April 2, 2019 before their exchange (as described under the subheading “Historical Financings” below) and the fair value of the common stock exchange shares and the May 2020 warrant granted pursuant to the Share Exchange Agreements and the Warrant Exchange Agreement, respectively.

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

Liquidity and Capital Resources

Liquidity and Capital Requirements Outlook

We anticipate requiring additional capital to further fund the development of our product candidates, as well as to engage in potential partnerships or collaborations. The most significant funding needs are in connection with (i) conducting Part 2 of TYME-88-Panc, our pivotal trial, and participating in Precision Promise, an adaptive randomized Phase II/III trial with registration intent, which examine our lead compound SM-88 for patients with second- and third-line pancreatic cancer, (ii) participating in an investigator-initiated clinical trial of SM-88 in sarcoma, and (iii) conducting additional or related studies and investigations, including small-scale pre-clinical studies related to the mechanism of action of our lead clinical program SM-88 and other potential drug candidates. The greater scale of these trials is expected to lead to increased costs, including providing SM-88 for patient use. If we determine to move beyond the pre-clinical stage for any of our pre-clinical trials or if we pursue studies in other cancer types, our liquidity requirements will be increased. As discussed in the 2020 10-K, we are actively evaluating the expansion of our clinical program to hematological, breast, prostate and other cancers.

Primarily as a result of its active clinical trials, including timing of enrollment, as well as other business developments, the Company currently anticipates that its quarterly cash operating expense will average approximately $6.0 to $7.0 million during fiscal year 2021. Management expects that the Company’s net cash usage or net “cash burn” will be less than its operating costs.

As of June 30, 2020, the Company had cash on hand of approximately $21.3 million and a working capital of approximately $16.9 million.

Management has concluded that substantial doubt does not exist regarding the Company’s ability to satisfy its obligations as they come due during the twelve-month period following the issuance of these financial statements. This conclusion is based on the Company’s assessment of qualitative and quantitative conditions and events, considered in aggregate as of the date of issuance of these financial statements that are known and reasonably knowable. Among other relevant conditions and events, including the ongoing COVID-19 pandemic and related government and economic responses, the Company has considered its operational plans, liquidity sources, obligations due or expected, funds necessary to maintain the Company’s operations, and potential adverse conditions or events as of the issuance date of these financial statements.

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

On October 18, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may, from time to time, sell shares of Common Stock, having an aggregate offering price of up to $30.0 million through Jefferies, as the Company’s sales agent (the “Jefferies ATM”). The shares will be offered and sold by the Company pursuant to its previously filed and currently effective Registration Statement on Form S-3, as amended (Reg. No. 333-211489). Any sales of Common Stock pursuant to the Sales Agreement will be made by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. Jefferies will use commercially reasonable efforts to sell the shares from time to time, based on the instructions of the Company. The Company will pay Jefferies a commission rate of three percent (3%) of the gross proceeds from the sales of shares of Common Stock sold pursuant to the Sale Agreement. Under the Sale Agreement, the Company is not required to use the full available amount authorized and it may, by giving notice as specified in the Sale Agreement, terminate the Sale Agreement at any time. During the three months ended June 30, 2020, the Company raised approximately $1.3 million in gross proceeds via the sale of 891,944 shares of common stock under the Jefferies ATM. The Company incurred $0.1 million of related costs which offset such proceeds. As of June 30, 2020, there remained approximately $27.0 million of availability in the Jefferies ATM.

Prior to the Jefferies ATM, the Company had a similar facility with Canaccord Genuity Inc. (“Canaccord”) that was closed shortly before the opening of the Jefferies ATM. There was no activity in the Canaccord facility for the three month period ended June 30, 2019.

On April 2, 2019, the Company closed on an underwritten registered offering of 8,000,000 shares of its common stock, par value $0.0001 per share (“Common Stock”), and warrants to purchase up to 8,000,000 shares of its common stock with an exercise price of $2.00 per share (the “April 2019 Warrants”) at a combined purchase price of $1.50 per share of common stock and accompanying warrant. The net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $11 million. The proceeds of the offering are being used for continued and new clinical trials, continued development of compounds, and other general corporate purposes. On May 20, 2020, the Company entered into exchange agreements with holders (the “Holders”) of the April 2019 Warrants. The April 2019 Warrants were offered and issued pursuant to the Company’s Registration Statement on Form S-3 (Registration No. 333-211489), which was declared effective by the Securities and Exchange Commission on August 16, 2017, a base prospectus dated August 16, 2017 and a prospectus supplement dated March 28, 2019.

Pursuant to exchange agreements (the “Share Exchange Agreements”) with Holders of the April 2019 Warrants to purchase 5,833,333 shares of Common Stock in the aggregate, the Company issued an aggregate of 2,406,250 shares of Common stock (the “Exchange Shares”) in exchange for such April 2019 Warrants. Concurrently therewith, each such Holder executed and delivered to the Company a leak-out agreement (a “Share Leak-Out Agreement”) that contained trading restrictions with respect to the Exchange Shares, which (i) for the first 90 days, prohibit any sales of Exchange Shares, (ii) for the subsequent 90 days, limit sales of Exchange Shares on any day to 2.5% of that day’s trading volume of Common Stock, and (iii) prohibit new short positions or short sales on Common Stock for the combined 180 day period.

The Company also entered into an exchange agreement (the “Warrant Exchange Agreement”) with another Holder of April 2019 Warrants to purchase 2,166,667 shares of Common Stock in the aggregate. Pursuant to the Warrant Exchange Agreement, the Company issued such Holder a new warrant (the “May 2020 Warrant”) to purchase the same number of shares of Common Stock. The May 2020 Warrant has the same expiration date, April 2, 2024, as the April 2019 Warrants, but has an exercise price of $1.80 and does not include the price protection, anti-dilution provisions or other restrictions on Company action from the 2019 April Warrants. Concurrently therewith, such Holder executed and delivered to the Company a leak-out agreement that contained trading restrictions on sales of Common Stock issued upon exercise of the May 2020 Warrant that are substantially similar to the restrictions on Exchange Shares in the Share Leak-Out Agreement, provided that the leak-out restrictions will only apply to the first 893,750 shares of Common Stock issued pursuant to the May 2020 Warrant.

After such exchanges, the April 2019 Warrants no longer remained outstanding.

Cash Flows

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Three Months Ended June 30,
	2020	2019
Net cash (used in) provided by operating activities	$(6,390,000)	$(5,603,000)
Net cash (used in) provided by investing activities	—	—
Net cash (used in) provided by financing activities	1,001,000	10,767,000

Operating Activities

Our cash used in operating activities in the three months ended June 30, 2020 totaled $6.4 million, which is the sum of (i) our net loss of $8.8 million, adjusted for non-cash expenses; of $3.3 million related to change in fair value of warrant liability and $1.1 million expense amortization of stock-based compensation, partially offset by $2.2 million non-cash gain on warrant exchange (ii) changes in operating assets and liabilities of $0.3 million.

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

Investing Activities

No cash was used in investing activities for the three months ended June 30, 2020 and June 30, 2019.

Financing Activities

During the three months ended June 30, 2020, our financing consisted of the following:

•

The Company raised approximately $1.3 million in gross proceeds via the sale of 891,944 shares of common stock under the Jefferies ATM. The Company incurred $0.1 million of related costs which offset such proceeds.

•	The Company made payments of $171,000 on the insurance note payable related to premiums for its Director and Officer liability insurance coverage.

During the three months ended June 30, 2019, our financing consisted of the following:

•

In April 2019, the Company raised $11.3 million after underwriting discounts and before offering expenses of $0.1 million through an underwritten registered offering of 8,000,000 shares of our common stock and 8,000,000 common stock purchase warrants.

•	During the three months ended June 30, 2019, the Company made payments of $401,000 on the insurance note payable related to premiums for its Director and Officer liability insurance coverage.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2020. Based on such evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on us, our business, operating results or financial condition.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended March 31, 2020 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

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

3.3	Certificate of Designation of Series A Convertible Stock, dated January 7, 2020. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on January 8, 2020.)
3.4	Amended and Restated By-Laws of Tyme Technologies, Inc., effective April 2, 2018. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on April 2, 2018.)
4.1	Form of New Warrant, dated May 20, 2020. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)
10.1	Form of Share Exchange Agreement, dated May 20, 2020. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)
10.2	Form of Warrant Exchange Agreement, dated May 20, 2020. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)

10.3	Form of Share Leak-Out Agreement, dated May 20, 2020. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)
10.4	Form of Warrant Leak-Out Agreement, dated May 20, 2020. (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)

31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1 **	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Schema Document.

101.CAL *	XBRL Calculation Linkbase Document.

101.DEF *	XBRL Definition Linkbase Document.

101.LAB *	XBRL Label Linkbase Document.

101.PRE *	XBRL Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2020

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ben R. Taylor
Ben R. Taylor
President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Barbara Galaini
Barbara Galaini
Corporate Controller (Principal Accounting Officer)