Form 10-Q
period 2020-09-30
TYME TECHNOLOGIES, INC.
filed 2020-11-12
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2020

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

The number of shares outstanding of the registrant’s common stock on November 6, 2020 was 130,172,441.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. Such forward-looking statements within this report include, without limitation, statements regarding our drug candidates (including SM-88 and TYME- 18) and their clinical potential and non-toxic safety profiles, our drug development plans and strategies, ongoing and planned preclinical or clinical trials, including the proposed TYME-19 proof-of-concept study, preliminary data results and the therapeutic design and mechanisms of our drug candidates. The words “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “anticipates,” and similar expressions (including their use in the negative), are intended to identify forward-looking statements. Forward-looking statements can also be identified by discussions of future matters such as: the effect of the novel coronavirus (COVID-19) pandemic and the associated economic downturn and impacts on the Company's ongoing clinical trials and ability to analyze data from those trials; the cost of development and potential commercialization of our lead drug candidate and of other new products; expected releases of interim or final data from our clinical trials; possible collaborations; and the timing, scope and objectives of our ongoing and planned clinical trials; the success of management transitions; and other statements that are not historical. The forward-looking statements contained in this report are based on management’s current expectations and projections which are subject to uncertainty, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any historical results and future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include but are not limited to: the severity, duration, and economic and operational impact of the COVID-19 pandemic; that the information is of a preliminary nature and may be subject to change; uncertainties inherent in the cost and outcomes of research and development, including the cost and availability of acceptable-quality clinical supply and the ability to achieve adequate clinical study design and start and completion dates; the possibility of unfavorable study results, including unfavorable new clinical data and additional analyses of existing data; risks associated with early, initial data, including the risk that the final data from any clinical trials may differ from prior or preliminary study data; final results of additional clinical trials that may be different from the preliminary data analysis and may not support further clinical development; that past reported data are not necessarily predictive of future patient or clinical data outcomes; whether and when any applications or other submissions for SM-88 may be filed with regulatory authorities; whether and when regulatory authorities may approve any applications or submissions; decisions by regulatory authorities regarding labeling and other matters that could affect commercial availability of SM-88; the ability of TYME and its collaborators to develop and realize collaborative synergies; competitive developments; and the factors described in the section captioned “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the U.S. Securities and Exchange Commission on May 22, 2020, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (available at www.sec.gov).

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2020	March 31, 2020
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$19,399,077	$26,700,416
Prepaid clinical costs	932,338	396,962
Prepaid expenses and other current assets	481,645	981,949
Total current assets	20,813,060	28,079,327

Property and equipment, net	2,591	5,181
Prepaid clinical costs, net of current portion	1,266,025	1,266,025
Operating lease right-of-use asset	17,327	150,301

Total assets	$22,099,003	$29,500,834

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities (including $163,000 and $73,000 of related party accounts payable, respectively)	$4,377,358	$2,827,302
Severance payable	392,286	380,722
Accrued bonuses	783,790	1,800,979
Insurance note payable	174,750	518,124
Operating lease liability	19,831	54,661
Total current liabilities	5,748,015	5,581,788
Long-term liabilities
Severance payable	1,059,440	1,254,910
Warrant liability	790,227	3,639,000
Total liabilities	7,597,682	10,475,698
Commitments and contingencies (see Note 9)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 130,172,441 issued and outstanding at September 30, 2020, 300,000,000 authorized, 123,312,252 issued and outstanding at March 31, 2020	13,019	12,333
Additional paid in capital	137,979,903	126,828,055
Accumulated deficit	(123,491,601)	(107,815,252)
Total stockholders' equity	14,501,321	19,025,136
Total liabilities and stockholders' equity	$22,099,003	$29,500,834

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	4,707,448	3,125,110	9,422,743	5,909,754
General and administrative (including $138,000, $97,000, $341,000 and $249,000 of related party legal expenses, respectively)	2,613,689	3,120,142	5,670,761	6,512,984
Total operating expenses	7,321,137	6,245,252	15,093,504	12,422,738
Loss from operations	(7,321,137)	(6,245,252)	(15,093,504)	(12,422,738)
Other income (expenses):
Change in fair value of warrant liability	489,572	81,154	(2,773,699)	3,019,396
Gain on warrant exchange	—	—	2,228,697	—
Interest income	7,011	67,259	17,513	147,496
Interest expense	(25,980)	(29,241)	(55,356)	(62,220)
Total other income (expenses)	470,603	119,172	(582,845)	3,104,672
Net loss	$(6,850,534)	$(6,126,080)	$(15,676,349)	$(9,318,066)
Basic and diluted loss per common share	$(0.05)	$(0.05)	$(0.12)	$(0.08)
Basic and diluted weighted average shares outstanding	128,046,895	111,950,937	126,323,921	111,906,981

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended September 30, 2020 and 2019

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance, April 1, 2020	123,312,252	$12,333	$126,828,055	$(107,815,252)	$19,025,136
Issuance of common stock from at-the-market financing facility, net of associated expenses of $120,790	891,944	89	1,171,497	—	1,171,586
Warrant to share exchange	2,406,250	241	3,393,534	—	3,393,775
Stock based compensation	—	—	1,068,696	—	1,068,696
Net loss	—	—	—	(8,825,815)	(8,825,815)
Balance, June 30, 2020	126,610,446	$12,663	$132,461,782	$(116,641,067)	$15,833,378
Issuance of common stock from at-the-market financing facility, net of associated expenses of $166,918	3,561,995	356	4,634,192	—	4,634,548
Stock based compensation	—	—	883,929	—	883,929
Net loss	—	—	—	(6,850,534)	(6,850,534)
Balance, September 30, 2020	130,172,441	$13,019	$137,979,903	$(123,491,601)	$14,501,321

Balance, April 1, 2019	103,946,048	$10,397	$95,472,181	$(85,814,696)	$9,667,882
Issuance of common stock from underwritten registered offering, net of associated expenses of $111,227	8,000,000	800	3,884,372	—	3,885,172
Cashless exercise of warrants	4,889	—	—	—	—
Stock based compensation	—	—	1,624,961	—	1,624,961
Net loss	—	—	—	(3,191,986)	(3,191,986)
Balance, June 30, 2019	111,950,937	$11,197	$100,981,514	$(89,006,682)	$11,986,029
Stock based compensation	—	—	1,446,062	—	1,446,062
Net loss	—	—	—	(6,126,080)	(6,126,080)
Balance, September 30, 2019	111,950,937	$11,197	102,427,576	$(95,132,762)	$7,306,011

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(15,676,349)	$(9,318,066)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,590	2,591
Amortization of employees, directors and consultants stock options	1,952,625	3,071,023
Change in fair value of warrant liability	2,773,699	(3,019,396)
Gain on warrant exchange	(2,228,697)	—
Change in operating assets and liabilities:
Prepaid clinical costs	(535,376)	295,452
Prepaid expenses and other assets	500,304	595,713
Operating lease right-of-use asset	132,974	147,215
Accounts payable and other current liabilities	1,550,056	(443,612)
Severance payable	(183,906)	(242,651)
Accrued bonuses	(1,017,189)	(636,638)
Operating lease liability	(34,830)	(17,325)
Net cash used in operating activities	(12,764,099)	(9,565,694)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flows from financing activities
Insurance note payments	(343,374)	(597,339)
Proceeds from registered offerings, net of issuance costs	5,806,134	11,168,773
Net cash provided by financing activities	5,462,760	10,571,434

Net increase (decrease) in cash and cash equivalents	(7,301,339)	1,005,740

Cash and cash equivalents – beginning	26,700,416	14,302,328
Cash and cash equivalents – ending	$19,399,077	$15,308,068

Supplemental Cash Flow Information:
Interest	$55,356	$62,220
Income taxes	$—	$—

Noncash investing and financing activities:
Cashless exchange of April 2019 Warrants to purchase 5,833,333 shares of common stock for 2,406,250 shares in May 2020.	$—	$—
Cashless exchange of April 2019 Warrants to purchase 2,166,667 shares of common stock for May 2020 Warrant to purchase the same number of shares common stock.	$—	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

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

TYME is an emerging biotechnology company developing cancer metabolism-based therapies (CMBTsTM) that are intended to be effective across a broad range of solid tumors and hematologic cancers, while also maintaining patients’ quality of life through relatively low toxicity profiles. Unlike targeted therapies that attempt to regulate specific pathways within cancer, TYME’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic requirements to cause cancer cell death. With the development of TYME-18 and TYME-19 (discussed below), the Company believes it is also emerging as a leader in the development of bile acids as potential therapies for cancer and COVID-19.

The Company’s lead clinical CMBT compound, SM-88, is an oral investigational modified proprietary tyrosine derivative that is hypothesized to interrupt the metabolic processes of cancer cells by breaking down the cells’ key defenses and leading to cell death through oxidative stress and exposure to the body’s natural immune system. Clinical trial data have shown that SM-88 has achieved confirmed tumor responses across 15 different cancers, both solid and liquid tumors, including pancreatic, lung, breast, prostate, sarcoma and lymphoma cancers with minimal serious Grade 3 or higher adverse events, which the Company believes is rare for investigational compounds. The Company’s lead compound SM-88 is now in a pivotal trial and an adaptive randomized Phase II/III trial with registration intent for patients with third- and second-line pancreatic cancer. In fiscal year 2020, we launched our pivotal study for SM-88 in the third-line treatment of pancreatic cancer through an amendment to our ongoing TYME-88-Panc trial (“Part 2”); with the first patient dosed in the third quarter of the fiscal year. Primarily because of unpredictable pandemic-related delays, the Company does not anticipate the trial to be fully enrolled before calendar year 2022. We have also partnered with Pancreatic Cancer Action Network (“PanCAN”) to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision PromiseSM. Patients are being enrolled in an investigator-initiated Phase II study evaluating SM-88 in high-risk sarcomas, and the final results of the Company’s Phase II clinical trial in prostate cancer were recently published in the peer-reviewed journal. Investigational New Drugs, on September 13, 2020. The Company is actively evaluating the expansion of our clinical program to other tumor types potentially including metastatic breast, recurrent prostate and/or hematological cancers.

TYME-18 is a CMBT compound under development that is delivered intratumorally. Like SM-88, TYME-18 leverages the unique metabolism of cancer to create a treatment for inoperable tumors. Preliminary observations of the local administration of TYME-18, an amphiphilic steroid acid, suggested its potential as an important regulator of energy metabolism that may impede the ability of tumors to increase in size which could prove useful in difficult-to-treat cancers. In initial preclinical xenograft mouse studies, TYME-18 was able to completely resolve over 90 percent (11/12 mice) of established colorectal tumors within 12 days versus an average of over 600 percent growth in the control animals. The Company plans to continue the advancement of TYME-18 in solid tumors this calendar year.

TYME-19 is a synthetic bile acid, which is a family of metabolic agents that the Company also uses in its anticancer compound, TYME-18. Because of its expertise in metabolic therapies, the Company was able to identify TYME-19 as a potent, well characterized antiviral bile acid and has performed preclinical experiments establishing effectiveness against COVID-19. Bile acids have primarily been used for liver disease; however, they represent a family of critical cellular regulators across cardiovascular, neurologic, and metabolic systems, with some also having antiviral properties, and are becoming recognized for their potential utility to treat multiple diseases. In preclinical testing, TYME-19 repeatedly prevented COVID-19 viral replication without attributable cytotoxicity to the treated cells. Previous preclinical research has also shown select bile acids like TYME-19 have had broad antiviral activity. TYME has partnered with physicians from Massachusetts General Hospital and the Weill Cornell Medical Center to design a proof-of-concept trial for recently diagnosed, symptomatic patients. The trial is expected to start as soon as customary trial site and regulatory approvals are completed.

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

On October 18, 2019, TYME entered into an Open Market Sale AgreementSM (as amended, the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may, from time to time, sell shares of common stock through Jefferies having an aggregate offering price of up to $30.0 million (the “Jefferies ATM”). In the six months ended September 30, 2020, the Company raised approximately $6.1 million in aggregate gross proceeds through the Sale Agreement and paid commissions and expenses of $0.3 million. At September 30, 2020, there remained approximately $22.2 million of availability to sell shares through the Jefferies ATM.

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

For the six months ended September 30, 2020, the Company had negative cash flow from operations of $12.8 million and net loss of $15.7 million, which included non-cash expenses of $2.8 million related to change in fair value of warrant liability and $2.0 million non-cash equity compensation, partially offset by a non-cash gain on warrant exchange of $2.2 million. As of September 30, 2020, the Company had working capital of approximately $15.1 million.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended March 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 22, 2020 (the “2020 10-K”). The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Risks and Uncertainties

The Company is subject to those risks associated with any biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants, as well as third party contractors.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU No. 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share (“EPS”) computation.

The amendments in ASU No. 2020-06 are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after

December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB also specified that an entity should adopt the guidance as of the beginning of its annual fiscal year and is not permitted to adopt the guidance in an interim period. The Company is assessing the impact on its consolidated financial statements and disclosures.

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Basic and diluted net loss per common share calculation:
Net loss	$(6,850,534)	$(6,126,080)	$(15,676,349)	$(9,318,066)
Weighted average common shares outstanding — basic and diluted:	128,046,895	111,950,937	126,323,921	111,906,981
Net loss per share of common stock — basic and diluted	$(0.05)	$(0.05)	$(0.12)	$(0.08)

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. Basic net loss per share is computed by dividing net loss attributable to the Company by the weighted average number of shares of Company Common Stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period. During the periods presented, the calculation excludes any potential dilutive common shares and any equivalents as they would have been anti-dilutive.

Warrants issued in April 2019, discussed further in Note 8, participated on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors (the “Board”) on the Company’s common stock. For purposes of computing EPS, these warrants were, when outstanding, considered to participate with common stock in the earnings of the Company and, therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three and six months ended September 30, 2020 and, 2019 as results of operations was a loss for these periods.

The following outstanding securities at September 30, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

	September 30,
	2020	2019
Stock options	14,577,732	12,010,807
Warrants	3,104,318	8,937,651
Total	17,682,050	20,948,458

Note 4. Accounts Payable and Other Current Liabilities

Accounts payable (including accounts payable to a related party – see Note 11) and other current liabilities consisted of the following:

	September 30, 2020	March 31, 2020
Legal	$336,303	$199,671
Consultant and professional services	222,584	109,504
Accounting and auditing	90,201	118,837
Research and development	3,191,057	1,863,355
Board of Directors and Medical Advisory Board Compensation	485,073	484,750
Other	52,140	51,185
Total	$4,377,358	$2,827,302

Note 5. Severance Payable

On March 15, 2019, the Company entered into a Release Agreement related to the separation of employment of its then-Chief Operating Officer. The agreement provides for salary continuance for five years, reimbursement of health benefits for three years and a modification to his outstanding stock options to extend the post-termination exercise period for his vested options from three months to five years. The Company recorded severance expense at its present value of $2.5 million (using a discount rate of 6%) for the year ended March 31, 2019, including $0.4 million relating to the stock option modification. The severance liability payable as of September 30, 2020 and March 31, 2020 was $1.5 million and $1.6 million, respectively.

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

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The fair value measurement for the warrants issued in connection with the registered offering that closed on April 2, 2019 (the

“April 2019 Warrants”) and the warrant issued in conjunction with the Exchange Agreements (see Note 8 for transaction details) (the “May 2020 Warrant”) are based on significant inputs not observable in the market and are classified as Level 3 liability as of March 31, 2020 and September 30, 2020, respectively.

The fair value of the April 2019 Warrants was determined using a Monte Carlo simulation model and included significant unobservable inputs including volatility and the probability of fundamental transactions occurring (See Note 8 for further discussion of the issuance of common stock from an underwritten registered offering). The fair value of the May 2020 Warrant was determined using the Black Scholes model and included significant unobservable inputs such as volatility. Both models incorporated several observable assumptions at each valuation date including: the price of the Company’s common stock on the date of valuation, the remaining contractual term of the warrant and the risk free interest rate over the term. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the six months ended September 30, 2020.

The following table details key inputs and assumptions used to estimate the fair value of the May 2020 Warrant as of September 30, 2020 using a Black Scholes model and April 2019 Warrants liability as of March 31, 2020 using the Monte Carlo simulation models:

	May 2020 Warrant	April 2019 Warrants
	September 30, 2020	March 31, 2020
Stock price	$0.98	$1.10
Volatility	75%	60%
Remaining term (years)	3.5	4.01
Expected dividend yield	—	—
Risk-free rate	0.19%	0.33%

The Company’s financial instruments measured at fair value on a recurring basis are as follows:

Description	Total	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Warrant liability	$790,227	—	—	$790,227
March 31, 2020
Warrant liability	$3,639,000	—	—	$3,639,000

The following table summarizes activity for liabilities measured at fair value using Level 3 significant unobservable inputs:

September 30, 2020
Beginning balance, March 31, 2020	$3,639,000
Change in fair value of April 2019 Warrants liability before May 20, 2020 Warrant Exchange	3,661,000
Less: fair value of April 2019 Warrants as of May 20, 2020	(7,300,000)
Plus: fair value of May 2020 Warrant as of May 20, 2020	1,677,528
Change in fair value of May 2020 Warrant liability from May 20, 2020 to September 30, 2020	(887,301)
Ending balance, September 30, 2020	$790,227

Note 7. Debt

Insurance Note Payable

During the year ended March 31, 2020, the Company entered into a short-term financing arrangement with its insurance carrier related to payment of premium for its Director and Officer liability insurance coverage totaling $0.5 million for the policy year ending on March 18, 2021. As of September 30, 2020 and March 31, 2020, there remained a balance of $0.2 million and $0.5 million, respectively, recorded to insurance note payable on the accompanying consolidated balance sheets.

Note 8. Stockholders’ Equity

The following summarizes the common stock warrant activity for the six months ended September 30, 2020:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2020	8,937,651	$2.31
Granted	2,166,667	1.80
Exchanged	(8,000,000)	2.00
Outstanding at September 30, 2020	3,104,318	$2.77

At each of September 30, 2020 and March 31, 2020, 3,074,551 and 8,907,884, respectively, of common stock purchase warrants relating to securities purchase agreements were outstanding and exercisable.

Warrants

The Company has warrants to purchase its common stock outstanding as of September 30, 2020, as follows:

Issued	Classification	Warrants Outstanding	Exercise Price	Expiration
December 2015	Equity	446,500	$5.00	December 2025
February 2016	Equity	461,384	$5.00	February 2026
July 2016	Equity	29,767	$5.00	June 2026
May 2020	Liability	2,166,667	$1.80	April 2024

At-the-Market Financing Facility

On October 18, 2019, the Company entered into the Sale Agreement with Jefferies, which was amended on August 12, 2020, pursuant to which the Company may, from time to time, sell shares of common stock, having an aggregate offering price of up to $30.0 million through Jefferies, as the Company’s sales agent. As indicated in the amendment, the shares will be offered and sold by the Company pursuant to its currently effective Registration Statement on Form S-3, as amended (Reg. No. 333-245033). Any sales of common stock pursuant to the Sales Agreement will be made by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts to sell the shares from time to time, based on the instructions of the Company. The Company will pay Jefferies a commission rate of three percent (3%) of the gross proceeds from the sales of shares of Common Stock sold pursuant to the Sale Agreement. Under the Sale Agreement, the Company is not required to use the full available amount authorized and it may, by giving notice as specified in the Sale Agreement, terminate the Sale Agreement at any time.

During the six months ended September 30, 2020, the Company raised approximately $6.1 million in gross proceeds via sale of 4,453,939 shares of Common Stock. The Company incurred $0.3 million of related costs that offset the proceeds. At September 30, 2020, there remained approximately $22.2 million of availability to sell shares through the Jefferies ATM.

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

The April 2019 Warrants, prior to their exchange, discussed below, participated with common stock on a one-for-one basis for distribution dividends or other assets of the Company.

Exchange Agreements

On May 20, 2020, the Company entered into exchange agreements with holders (the “Holders”) of the April 2019 Warrants. The April 2019 Warrants were offered and issued pursuant to the Company’s previous shelf registration statement on Form S-3 (File No. 333-211489).

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

The April 2019 Warrants were remeasured as of May 20, 2020, before the exchange, using the Monte Carlo pricing simulation resulting in a fair value of approximately $7.3 million, and the change in fair value from March 31, 2020 to the fair value before the exchange of approximately $3.7 million was recorded as an expense component of other income (expense) within the condensed consolidated statement of operations. The key assumptions in applying the Monte Carlo simulation model were as follows: $1.70 stock price, 73% volatility, 3.87 years remaining term, 0.28% risk free rate and the probability of fundamental transactions occurring. The change in fair value of the April 2019 Warrants for the six months ended September 30, 2019 was $3.0 million and recorded as a component of other income (expense) within the condensed consolidated statement of operations.

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

The Company determined that the May 2020 Warrant should be recorded as a derivative liability on the condensed consolidated balance sheet due to the May 2020 Warrant’s contractual provisions requiring issuance of registered common shares upon exercise. At May 20, 2020, the May 2020 Warrant was recorded at the fair value of $1.7 million as determined using the Black Scholes model and the change in fair value before and after the exchange of $0.3 million was recorded as a gain on warrant exchange as a component of other income (expense) within the condensed consolidated statement of operations. The key assumptions in applying the Black Scholes model were as follows: $1.64 stock price, 73% volatility, 3.87 years remaining term, 0.27% risk free rate and 7% discount for lack of marketability. The change in fair value of May 2020 Warrant from May 20, 2020 through September 30, 2020 of $0.9 million income was recorded as a component of other income (expense) within the condensed consolidated statement of operations.

Note 9. Commitments and Contingencies

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities.

On April 1, 2020, the Company amended the Clinical Research Funding and Drug Supply Agreement dated October 9, 2018, with PanCAN, to enroll individuals diagnosed with pancreatic cancer in a platform style clinical research study. Stage 1 of the study was initiated in the fourth quarter of fiscal year 2020. As of September 30, 2020, after taking into consideration amounts already incurred, the remaining expense to the Company is approximately $6.0 million, subject to enrollment adjustments, and is expected to be incurred over two years.

Purchase Commitments

The Company has entered into contracts with manufacturers to supply SM-88 and certain related conditioning agents, in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods. Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The outstanding future contract obligations structured to match clinical supply needs for our ongoing trials and registration activity are approximately $0.9 million and $3.1 million, respectively, at September 30, 2020. We expect the timing of associated payments to predominately occur through fiscal year 2022.

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

Note 10. Leases

The Company has a lease for office space in New Jersey, which expires in February 2021.

Total Company rent expense, including short term rentals, was approximately $64,000 and $141,000 for the three and six months ended September 30, 2020 and $79,000 and $156,000 for the three and six months ended September 30, 2019.

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

As of September 30, 2020, the future minimum lease payments under non-cancellable operating lease agreements for which the Company has recognized operating lease right-of-use assets and lease liabilities were as follows:

September 30, 2020
Fiscal year 2021	$20,000
Total remaining lease payments	20,000
Less: present value adjustment	(200)
Total operating lease liabilities	19,800
Less: current portion	(19,800)
Operating lease liabilities, net of current portion	$-

Note 11. Related Party Transactions

Legal

Faegre Drinker Biddle & Reath (“Faegre Drinker’), formerly Drinker Biddle & Reath LLP (“DBR”) has provided legal services to the Company. The Company’s Chief Legal Officer and Corporate Secretary holds the consulting role “Senior Counsel” with the Faegre Drinker. Before joining the Company as Chief Legal Officer and Corporate Secretary, he was a partner at DBR and a non-employee director of the Company. In that capacity he received equity compensation payable to non-employee directors generally under the Company’s Amended and Restated 2016 Stock Option Plan for Non-Employee Directors (the “2016 Director Plan”) (see Note 12, Equity Incentive Plan) as well as cash compensation payable to non-employee directors generally. Legal fees incurred associated with Faegre Drinker were approximately $161,000 and $396,000 for the three and six months ended September 30, 2020, respectively, and $97,000 and $249,000 for the three and six months ended September 30, 2019. At September 30, 2020 and March 31, 2020, the Company had approximately $163,000 and $73,000, respectively, in accounts payable and accrued expenses payable to Faegre Drinker.

Note 12. Equity Incentive Plan

Stock Options

As of September 30, 2020, there was approximately $4.8 million of total unrecognized compensation expense related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average service period of 2.27 years.

As of September 30, 2020, there were 3,413,423 shares available for grant under the Company’s 2015 Equity Incentive Plan and 2016 Director Plan.

Stock based compensation expense was recognized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
General and administrative	$538,000	$833,000	$1,100,000	$1,788,000
Research and development	346,000	613,000	853,000	1,283,000
Total	$884,000	$1,446,000	$1,953,000	$3,071,000

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

The weighted average assumptions used to determine such values are presented in the following table:

	September 30, 2020	September 30, 2019
Risk free interest rate	0.17% - 0.40%	1.38% - 2.38%
Expected volatility	88.02% - 101.67%	71.14% - 76.22%
Expected term (in years)	2.8 - 6.1	2.5 - 6
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options for the six months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2020	11,815,982	$3.43
Granted	3,518,000	$1.36
Cancelled/Forfeited	(756,250)	$1.68
Outstanding at September 30, 2020	14,577,732	$3.02
Options exercisable at September 30, 2020	9,640,731	$3.76

		Stock Options Outstanding			Stock Options Vested
Range of Exercise Price	Number Outstanding at September 30, 2020	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at September 30, 2020	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.98 - $8.75	14,577,732	$3.02	7.5	$-	9,640,731	$3.76	$-

The intrinsic value calculated as the excess of the market value as of September 30, 2020 over the exercise price of the options, is $0.0. The market value per share as of September 30, 2020 was $0.98 as reported by the NASDAQ Capital Market.

Note 13. Income Taxes

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company weighed available positive and negative evidence and concluded that a full valuation allowance should continue to be maintained on its net deferred tax assets.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. As of September 30, 2020, the Company’s uncertain tax positions remain unchanged. Due to the full valuation allowance, none of the gross unrecognized tax benefits, if recognized, would affect the effective tax rate at September 30, 2020.

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

\

\\

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The disclosures in this Quarterly Report are complementary to those made in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 22, 2020 (the “2020 10-K”). You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report and of our 2020 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “TYME” or “Tyme Technologies” refer to Tyme Technologies, Inc. together with its subsidiaries. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

Overview

TYME is an emerging biotechnology company developing cancer metabolism-based therapies (CMBTsTM) that are intended to be effective across a broad range of solid tumors and hematologic cancers, while also maintaining patients’ quality of life through relatively low toxicity profiles. Unlike targeted therapies that attempt to regulate specific pathways within cancer, TYME’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic requirements to cause cancer cell death. Our first-in-class CMBT compounds include SM-88 and TYME-18. These compounds are structurally and mechanistically different, and we believe they offer the potential for better and safer medicines. Early clinical results demonstrated by SM-88 in multiple advanced cancers, including pancreatic, prostate, sarcomas and breast, reinforce the potential of our emerging CMBT pipeline. Moreover, we believe our pipeline offers hope to patients for a new future in long-term management of advanced cancers. With the development of TYME-18 and TYME-19 (discussed below), we believe we are also emerging as a leader in the development of bile acids as potential therapies for cancer and COVID-19.

Our lead clinical CMBT compound, SM-88, is an oral investigational modified proprietary tyrosine derivative that is hypothesized to interrupt the metabolic processes of cancer cells by breaking down the cells’ key defenses and leading to cell death through oxidative stress and exposure to the body’s natural immune system. To date, clinical trial data have shown that SM-88 has achieved confirmed tumor responses across 15 different cancers, both solid and liquid tumors, including pancreatic, lung, breast, prostate, sarcoma and lymphoma cancers with minimal serious Grade 3 or higher adverse events, which we believe is rare for investigational compounds. Our lead compound SM-88 is now in a pivotal trial and a Phase II/III adaptive randomized trial with registration intent for patients with second- and third-line pancreatic cancer. In fiscal year 2020, we launched our pivotal study for SM-88 in the third-line treatment of pancreatic cancer through an amendment to our ongoing TYME-88-Panc trial (Part 2), with the first patient dosed in the third quarter of the fiscal year. While all trials for SM-88 are still actively enrolling patients, the COVID-19 pandemic has significantly impacted enrollment of our TYME-88-Panc pivotal trial, and, as such, we do not anticipate the trial to be fully enrolled before calendar year 2022. (See “COVID-19 Update” below.) We estimate the cost of the TYME-88-Panc trial (Part 2) to be approximately $15.0 million through calendar year 2022. We have partnered with the Pancreatic Cancer Action Network (“PanCAN”) to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision PromiseSM. In Precision Promise, SM-88 is initially being studied as second-line monotherapy and the study of SM-88 could expand to first-line combination therapy with standard of care. At September 30, 2020, the remaining estimated cost for Precision Promise Stage 1 is approximately $7.5 million. Patients are also being enrolled in an investigator-initiated Phase II study evaluating SM-88 in high-risk sarcomas and we presented final SM-88 prostate Phase II clinical data at the European Society for Medical Oncology’s ESMO 2019 conference showing encouraging clinical benefit in patients with bio-marker recurrent prostate cancer. The final results of the Company’s Phase II clinical trial in prostate cancer were also recently published in the peer-reviewed journal, Investigational New Drugs, on September 13, 2020. The Company is actively evaluating the expansion of our clinical program to other tumor types potentially including metastatic breast, recurrent prostate and/or hematological cancers.

TYME-18 is a CMBT compound under development that is delivered intratumorally. Like SM-88, TYME-18 leverages the unique metabolism of cancer to create a treatment for inoperable tumors. Preliminary observations of the local administration of TYME-18, an amphiphilic steroid acid, suggested its potential as an important regulator of energy metabolism that may impede the ability of tumors to increase in size which could prove useful in difficult-to-treat cancers. In initial preclinical xenograft mouse studies, TYME-18 was able to completely resolve over 90 percent (11/12 mice) of established colorectal tumors within 12 days versus an average of over 600 percent growth in the control animals. The Company plans to continue the advancement of TYME-18 in solid tumors this calendar year.

TYME-19 is a synthetic bile acid, which is a family of metabolic agents that the Company also uses in its anticancer compound, TYME-18. Because of its expertise in metabolic therapies, the Company was able to identify TYME-19 as a potent, well characterized antiviral bile acid and has performed preclinical experiments establishing effectiveness against COVID-19. Bile acids have primarily been used for liver disease; however, they represent a family of critical cellular regulators across cardiovascular, neurologic, and metabolic systems, with some also having antiviral properties, and are becoming recognized for their potential utility to treat multiple diseases.

In preclinical testing, TYME-19 repeatedly prevented COVID-19 viral replication without attributable cytotoxicity to the treated cells. Previous preclinical research has also shown select bile acids like TYME-19 have had broad antiviral activity.

TYME has partnered with physicians from Massachusetts General Hospital and the Weill Cornell Medical Center to design a proof-of-concept trial for recently diagnosed, symptomatic patients. The trial is expected to start as soon as customary trial site and regulatory approvals are completed.

COVID-19 Update

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others to reduce its spread, including travel restrictions, shutdowns of businesses deemed non-essential, and stay-at-home or similar orders, has negatively impacted the global economy, financial markets, and our industry and has disrupted day-to-day life and business operations. We are closely monitoring the impact of COVID-19 on all aspects of our business, our clinical trials, and the safety of patients, including as cities and states ease certain restrictions and begin to reopen or consider doing so. We continue to work closely with our clinical trial sites during the pandemic. While all trials for SM-88 are still actively enrolling patients and we believe we have sufficient clinical supply to complete all of our trials, the COVID-19 pandemic has significantly impacted enrollment of our TYME-88-Panc pivotal trial. Enrollment has slowed primarily due to various reasons related to the pandemic, including but not limited to an overall decrease in cancer diagnoses, changes in patient treatment practices, changes in hospital or university policies, federal, state or local regulations, and prioritization of hospital resources toward pandemic efforts. These pandemic-related effects have had a greater impact on our enrollment rates than originally anticipated, and, as such, we do not expect full enrollment for the TYME-88-Panc pivotal trial before calendar year 2022. We are committed to working with the clinical trial sites to assure appropriate access for patients who are seeking clinical trial options for these advanced cancers for which the patients have limited or no other treatment options. We have also taken important steps to protect the health and welfare of our employees, consultants and board members, primarily by adapting to a fully “work-from-home” model since March 2020. The extent to which COVID-19 impacts our product candidates and business, including patients’ willingness to participate and remain in clinical trials, the timing of meeting enrollment expectations, the ability of our third-party partners to remain operational and our access to capital markets and financing sources, however, depends on numerous evolving factors that are highly uncertain and cannot be accurately predicted, including those identified under “Risk Factors” in the 2020 10-K, many of which are beyond our control. Management continues to monitor the situation closely and intends to continue to adapt and implement process adjustments as needed.

Recent Developments

Consistent with our overall corporate mission of developing effective cancer therapies that aim to extend patients’ lives while not compromising on their quality of life and developing bile acids as potential therapies for cancer and COVID-19, during the three months ended September 30, 2020 and subsequently, we note the following activities:

TYME’s Phase II Prostate Cancer Study Evaluating SM-88 in Patients with Non-Metastatic Recurrent Prostate Cancer Published in the Journal, Investigational New Drugs

On September 15, 2020, TYME announced that the final results of its SM-88 Phase II Prostate Cancer study designed to evaluate the safety, tolerability and efficacy of SM-88 in patients with non-metastatic biochemical recurrent prostate cancer were published on September 13, 2020 in the peer-reviewed journal Investigational New Drugs. The article, titled “Phase II Trial of SM-88, a Cancer Metabolism Based Therapy, in Non-Metastatic Biochemical Recurrent Prostate Cancer,” is available online at https://doi.org/10.1007/s10637-020-00993-4. Information contained in, or accessible through, this web address does not constitute part of this report and the address is included as an inactive textual reference only.

The study demonstrated that SM-88 had promising efficacy and safety outcomes for prostate cancer patients while sparing testosterone. The study also demonstrated a reduction of circulating tumor cells (“CTCs”), an important prognostic indicator, that may prove to be a better surrogate for patient outcomes than prostate-specific antigen (“PSA”), particularly for SM-88. Highlights of the study were as follows:

•	The study demonstrated that oral SM-88 (racemetyrosine) was associated with disease control while maintaining quality of life.
•	Based on study results, SM-88 may have a clinically meaningful role in postponing medical castration in prostate cancer patients with rising PSA.
•	At 6 months, 100% of patients (23/23) were free of metastatic progression, and 87% of patients (20/23) remained free of any radiographic progression.
•	After 12 weeks, 78% of patients (18/23) demonstrated a 65% decrease in median CTCs from baseline.
•	52% of patients (12/23) showed improvement in median PSA doubling time.
•	No drug-related severe or life-threatening adverse events (grade 3 or 4) were observed after cumulative dosing exposure of 149 months.

TYME is evaluating regulatory strategies in the interest of advancing SM-88 for patients with non-metastatic recurrent prostate cancer.

TYME’s Oncology Research Reveals Potential New Oral Therapy TYME-19 in the Fight Against COVID-19

As described under the “Overview” section above, on August 26, 2020, TYME announced a potential new approach to treating COVID-19 using a metabolic agent, TYME-19.

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

Leadership Changes

On September 15, 2020, Ben R. Taylor gave notice of his decision to resign as President and Chief Financial Officer of the Company. Mr. Taylor’s resignation was effective September 30, 2020, and he is currently serving in a consulting role with the Company until November 30, 2020 providing certain financing and strategic consulting services. The Company has commenced a search for Mr. Taylor’s replacement. In the interim, Barbara Galaini, the Company’s Principal Accounting Officer and Corporate Controller, has been appointed acting Principal Financial Officer, effective September 30, 2020.

On August 19, 2020, the Company announced the appointment of John Rothman Ph.D. as Executive Vice President, Product Development. Dr. Rothman has more than 30 years of experience in product development across many disciplines and markets. He was a clinical scientist at the pharmaceutical companies, Schering Plough and Roche, where he was also a clinical director for a number of different therapeutic areas and senior director for all of Roche’s data acquisition, statistical analysis and report writing for all experimental and approved drugs in the Roche portfolio. His work on Interferon-α in AIDs-related Kaposi’s Sarcoma resulted in the approval of first recombinant drug and AIDS treatment called Referon-A. Dr. Rothman later held R&D director positions at Roche and was associated with a number of development programs that resulted in marketed drugs, including Rocephin, Coactin, Rimadyl, Larotid, Dalmane, Rimantidine, Gantrisin, Versed and more. Dr. Rothman was later an executive vice president of science and operations at the biotech company, Advaxis, where he was responsible for R&D, toxicology, regulatory, chemistry, data management, manufacturing and intellectual property. Dr. Rothman has since held chief executive roles with several biopharmaceutical companies. Also, previously, during his career, Dr. Rothman filed numerous patents and managed a portfolio of over 80 issued patents and patent applications.

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

Results of Operations

Three and Six Months Ended September 30, 2020 Compared to Three and Six Months Ended September 30, 2019

Net loss for the three months ended September 30, 2020 was $6,850,000 compared to $6,126,000 for the three months ended September 30, 2019 and the net loss for the six months ended September 30, 2020 was $15,676,000 compared to $9,318,000. The increase in losses for the current three-month period is due to increased research and development expenses of $1,582,000, partially offset by decreased general and administrative operating costs and the non-cash income variance in the change in the fair value of warrant liability of $409,000. The increase in losses for the current six-month period is due to the non-cash expense variance of $5,793,000 in the fair value of the warrant liability, offset by the non-cash gain of $2,229,000 on the warrant exchange and increased operating costs. The increase in operating costs for the current six-month period of $2,671,000 related to increased research and development costs of $3,513,000, partially offset by a $842,000 decrease in general and administrative costs.

Cash used in operating activities for the six months ended September 30, 2020 was $12,764,000 compared to $9,566,000 for the six months ended September 30, 2019. See Cash Flows section below for further details.

Revenues

During the three and six months ended September 30, 2020 and 2019, the Company did not realize any revenues from operations. We do not anticipate any revenues until such time as one of our product candidates has been approved for commercialization by appropriate regulatory authorities, or we enter into certain types of collaboration or licensing arrangements, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended September 30, 2020, operating costs and expenses totaled $7,321,000 compared to $6,245,000 for the three months ended September 30, 2019, an increase of $1,076,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $4,707,000 for the three months ended September 30, 2020, compared to $3,125,000 for the three months ended September 30, 2019, an increase of $1,582,000. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:

o

Study and consulting expenses were $3,597,000 for the three months ended September 30, 2020, compared to $1,822,000 for the three months ended September 30, 2019, an increase of $1,775,000 between the comparable periods. The increase is mainly attributable to increased activity, including supply costs, related to Part 2 of our TYME-88-Panc trial and the Precision Promise Phase II/III trial.

o

Salary and salary related expenses for research and development personnel were $765,000 for the three months ended September 30, 2020, compared to $682,000 for the three months ended September 30, 2019, an increase of $83,000 primarily due to headcount increases.

o

Included in research and development expense for the three months ended September 30, 2020 is $346,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $613,000 for the three months ended September 30, 2019, a decrease of $267,000 primarily attributable to fully vested grants.

•

General and administrative expenses were $2,614,000 for the three months ended September 30, 2020, compared to $3,120,000 for the three months ended September 30, 2019, a decrease of $506,000. The general and administrative expenses for the respective periods include:

o

Other general and administrative expenses were $2,076,000 during the three months ended September 30, 2020, compared to $2,287,000 for the three months ended September 30, 2019, a decrease of $211,000, reflecting lower employee related and business travel costs.

o

Stock based compensation expense related to stock options was $538,000 for the three months ended September 30, 2020 compared to $833,000 for the three months ended September 30, 2019, a decrease of $295,000, primarily attributable to fully vested grants.

For the six months ended September 30, 2020, operating costs and expenses totaled $15,094,000 compared to $12,423,000 for the six months ended September 30, 2019, an increase of $2,671,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $9,423,000 for the six months ended September 30, 2020, compared to $5,910,000 for the six months ended September 30, 2019, an increase of $3,513,000. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:

o

Study and consulting expenses were $7,149,000 for the six months ended September 30, 2020, compared to $3,294,000 for the six months ended September 30, 2019, an increase of $3,855,000 between the comparable periods. The increase is mainly attributable to increased activity, including supply costs, related to Part 2 of our TYME-88-Panc trial and the Precision Promise Phase II/III trial.

o

Salary and salary related expenses for research and development personnel were $1,420,000 for the six months ended September 30, 2020, compared to $1,326,000 for the six months ended September 30, 2019 an increase of $94,000 primarily attributable to increased headcount.

o

Included in research and development expense for the six months ended September 30, 2020 is $853,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $1,283,000 for the six months ended September 30, 2019, a decrease of $430,000 primarily attributable to fully vested grants.

•

General and administrative expenses were $5,671,000 for the six months ended September 30, 2020, compared to $6,513,000 for the six months ended September 30, 2019, a decrease of $842,000. The general and administrative expenses for the respective periods include:

o

Other general and administrative expenses were $4,571,000 during the six months ended September 30, 2020, compared to $4,725,000 for the six months ended September 30, 2019, a decrease of $154,000, reflecting lower employee related and business travel costs.

o

Stock based compensation expense related to stock options was $1,100,000 for the six months ended September 30, 2020 compared to $1,788,000 for the six months ended September 30, 2019, a decrease of $688,000, primarily attributable to fully vested grants.

Other income (expense)

For the three months ended September 30, 2020, the Company had $490,000 non-cash income relating to the change in fair value of the warrant liability during the period, compared to $81,000 for the three months ended September 30, 2019. For the six months ended September 30, 2020, the Company had $2,774,000 non-cash expense relating to the change in fair value of the warrant liability during the period compared to $3,019,000 of non-cash income for the six months ended September 30, 2019, resulting in a $5,793,000 variance between the periods. See Item 1, Note 8 for details regarding changes in the fair value of the warrant liability.

For the six months ended September 30, 2020, the Company had a non-cash gain on warrant exchanges of $2,229,000 pursuant to the Share Exchange Agreements and the Warrant Exchange Agreement. See Item 1, Note 8 for additional details.

For the three and six months ended September 30, 2020 the Company earned interest income on cash accounts of $7,000 and $17,000 compared to $67,000 and $148,000 for the three and six months ended September 30, 2019. For the three and six months ended September 30, 2020, the Company had interest expense primarily related to the amortization of the severance payable discount of $26,000 and $55,000 compared to $29,000 and $62,000 for the three and six months ended September 30, 2019.

Adjusted Net Loss and Adjusted Net Loss per Share

Adjusted net loss for the three months ended September 30, 2020 was $6,457,000 or $0.04 per share compared to $4,761,000 or $0.04 per share for the three months ended September 30, 2019. Adjusted net loss for the six-month period ended September 30, 2020 was $13,178,000 or $0.10 per share compared to $9,266,000 or $0.08 per share for the same period in the prior year, after adjusting for change in fair value of warrant liability, amortization of employees, directors and consultants stock options and gain on warrant exchange. Adjusted net loss and adjusted net loss per share are non-GAAP measures. See “Use of Non-GAAP Measures” below for a reconciliation to the comparable GAAP measures.

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

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net loss (GAAP)	$(6,851,000)	$(6,126,000)	$(15,676,000)	$(9,318,000)
Adjustments:
Change in fair value of warrant liability	(490,000)	(81,000)	2,774,000	(3,019,000)
Amortization of employees, directors and consultants stock options	884,000	1,446,000	1,953,000	3,071,000
Gain on warrant exchange	—	—	(2,229,000)	—
Adjusted net loss (non-GAAP)	$(6,457,000)	$(4,761,000)	$(13,178,000)	$(9,266,000)

Reconciliation of Net Loss Per Share to Adjusted Net Loss Per Share
	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net loss per share (GAAP)	$(0.05)	$(0.05)	$(0.12)	$(0.08)
Adjustments:
Change in fair value of warrant liability	*	*	0.02	(0.03)
Amortization of employees, directors and consultants stock options	0.01	0.01	0.02	0.03
Gain on warrant exchange	—	—	(0.02)	—
Adjusted net loss per share (non-GAAP)	$(0.04)	$(0.04)	$(0.10)	$(0.08)
* The effect of the change in fair value of the warrant liability was negligible to the adjusted net loss per share.

The Non-GAAP Measures for the three and six months ended September 30, 2020 and 2019 provide management with additional insight into the Company’s results of operations from period to period by excluding certain non-operational and non-cash charges, and are calculated using the following adjustments to net loss:

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

The May 2020 Warrant issued as part of the warrant exchange as described under the subheading “Historical Financings” below was measured at fair value using a Black-Scholes model which takes into account, as of the valuation date, factors including the current exercise price, the remaining contractual term of the warrant, the current price of the underlying stock, its expected volatility and the risk-free interest rate for the term of the warrant.

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

Liquidity and Capital Resources

Liquidity and Capital Requirements Outlook

We anticipate requiring additional capital to further fund the development of our product candidates, as well as to engage in potential partnerships or collaborations. The most significant funding needs are in connection with (i) conducting Part 2 of TYME-88-Panc, our pivotal trial, and participating in Precision Promise, an adaptive randomized Phase II/III trial with registration intent, which examine our lead compound SM-88 for patients with second- and third-line pancreatic cancer, (ii) participating in an investigator-initiated clinical trial of SM-88 in sarcoma, and (iii) conducting additional or related studies and investigations, including small-scale pre-clinical studies related to the mechanism of action of our lead clinical program SM-88 and other potential drug candidates, including TYME-18 and TYME-19. The greater scale of these trials is expected to lead to increased costs, including providing SM-88 for patient use. If we determine to move beyond the pre-clinical stage for any of our pre-clinical trials or if we pursue studies in other cancer types, our liquidity requirements will be increased. As discussed in the 2020 10-K, we are actively evaluating the expansion of our clinical program to hematological, breast, prostate and other cancers.

Primarily as a result of its active clinical trials, including timing of enrollment, as well as other business developments, the Company currently anticipates that its quarterly cash operating expense will average approximately $6.0 to $7.0 million during fiscal year 2021. Management expects that the Company’s net cash usage or net “cash burn” will be less than its operating costs.

As of September 30, 2020, the Company had cash on hand of approximately $19.4 million and a working capital of approximately $15.1 million.

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

The Company has historically funded its operations primarily through equity offerings of its common stock. We regularly evaluate opportunities to raise capital and obtain necessary, as well as opportunistic financing. To meet our short and long-term liquidity needs, we currently expect to use existing cash balances and a variety of other means, including potential issuances of debt or equity securities in public or private financings, option exercises, and partnerships and/or collaborations. The demand for the equity and debt of biopharmaceutical and biotechnology companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations.

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

On October 18, 2019, the Company entered into an Open Market Sale AgreementSM , which was amended on August 12, 2020 (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may, from time to time, sell shares of Common Stock, having an aggregate offering price of up to $30.0 million through Jefferies, as the Company’s sales agent (the “Jefferies ATM”). As indicated in the amendment, the shares will be offered and sold by the Company pursuant to its currently effective Registration Statement on Form S-3, as amended (Reg. No. 333-245033). Any sales of Common Stock pursuant to the Sales Agreement will be made by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts to sell the shares from time to time, based on the instructions of the Company. The Company will pay Jefferies a commission rate of three percent (3%) of the gross proceeds from the sales of shares of Common Stock sold pursuant to the Sale Agreement. Under the Sale Agreement, the Company is not required to use the full available amount authorized and it may, by giving notice as specified in the Sale Agreement, terminate the Sale Agreement at any time. During the six months ended September 30, 2020, the Company raised approximately $6.1 million in gross proceeds via the sale of 4,453,939 shares of common stock under the Jefferies ATM. The Company incurred $0.3 million of related costs which offset such proceeds. As of September 30, 2020, there remained approximately $22.2 million of availability in the Jefferies ATM.

Prior to the Jefferies ATM, the Company had a similar facility with Canaccord Genuity Inc. (“Canaccord”) that was closed shortly before the opening of the Jefferies ATM. There was no activity in the Canaccord facility for the three and six month period ended September 30, 2019.

On April 2, 2019, the Company closed on an underwritten registered offering of 8,000,000 shares of its common stock, par value $0.0001 per share (“Common Stock”), and warrants to purchase up to 8,000,000 shares of its common stock with an exercise price of $2.00 per share (the “April 2019 Warrants”) at a combined purchase price of $1.50 per share of common stock and accompanying warrant. The net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $11 million. The proceeds of the offering are being used for continued and new clinical trials, continued development of compounds, and other general corporate purposes. On May 20, 2020, the Company entered into exchange agreements with holders (the “Holders”) of the April 2019 Warrants. The April 2019 Warrants were offered and issued pursuant to the Company’s Registration Statement on Form S-3 (Registration No. 333-211489), which was declared effective by the SEC on August 16, 2017, a base prospectus dated August 16, 2017 and a prospectus supplement dated March 28, 2019.

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

Cash Flows

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Six Months Ended September 30,
	2020	2019
Net cash (used in) provided by operating activities	$(12,764,000)	$(9,566,000)
Net cash (used in) provided by investing activities	—	—
Net cash (used in) provided by financing activities	5,463,000	10,571,000

Operating Activities

Our cash used in operating activities in the six months ended September 30, 2020 totaled $12.8 million, which is the sum of (i) our net loss of $15.7 million, adjusted for non-cash expenses of $2.8 million related to change in fair value of warrant liability and $2.0 million expense amortization of stock-based compensation, partially offset by $2.2 million non-cash gain on warrant exchange and (ii) changes in operating assets and liabilities of $0.3 million.

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

Investing Activities

No cash was used in investing activities for the six months ended September 30, 2020 and September 30, 2019.

Financing Activities

During the six months ended September 30, 2020, our financing consisted of the following:

•

The Company raised approximately $6.1 million in gross proceeds via the sale of 4,453,939 shares of common stock under the Jefferies ATM. The Company incurred $0.3 million of related costs which offset such proceeds.

•	The Company made payments of $343,000 on the insurance note payable related to premiums for its Director and Officer liability insurance coverage.

During the six months ended September 30, 2019, our financing consisted of the following:

•

In April 2019, the Company raised $11.3 million after underwriting discounts and before offering expenses of $0.1 million through an underwritten registered offering of 8,000,000 shares of our common stock and 8,000,000 common stock purchase warrants.

•	During the six months ended September 30, 2019, the Company made payments of $597,000 on the insurance note payable related to premiums for its Director and Officer liability insurance coverage.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and acting principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2020. Based on such evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Amendment No. 1, dated August 12, 2020, to the Open Market Sale Agreement, dated as of October 18, 2019, by and between Tyme Technologies, Inc. and Jefferies LLC. (Incorporated by reference to Exhibit 1.2 to our Current Report on Form 8-K, filed with the SEC on August 12, 2020.)

10.2 *	Letter Agreement, dated September 20, 2020, by and between Ben R. Taylor and Tyme Technologies, Inc.***

31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1 **	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Schema Document.

101.CAL *	XBRL Calculation Linkbase Document.

101.DEF *	XBRL Definition Linkbase Document.

101.LAB *	XBRL Label Linkbase Document.

101.PRE *	XBRL Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
***	Mr. Taylor’s personal address has been redacted from this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2020

TYME TECHNOLOGIES, INC.

By:	/s/ Steve Hoffman
Steve Hoffman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Barbara Galaini
Barbara Galaini
Corporate Controller (Principal Financial Officer and Principal Accounting Officer)