Form 10-Q
period 2020-12-31
TYME TECHNOLOGIES, INC.
filed 2021-02-03
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

December 31, 2020

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

The number of shares outstanding of the registrant’s common stock on January 27, 2021 was 130,427,089.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. Such forward-looking statements within this report include, without limitation, statements regarding our drug candidates (including SM-88 and TYME- 18) and their clinical potential and non-toxic safety profiles, our drug development plans and strategies, ongoing and planned preclinical or clinical trials, including the proposed TYME-19 proof-of-concept study, preliminary data results and the therapeutic design and mechanisms of our drug candidates. The words “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “anticipates,” and similar expressions (including their use in the negative) are intended to identify forward-looking statements. Forward-looking statements can also be identified by discussions of future matters such as: the effect of the novel coronavirus (COVID-19) pandemic and the associated economic downturn and impacts on the Company's ongoing clinical trials and ability to analyze data from those trials; the cost of development and potential commercialization of our lead drug candidate and of other new products; expected releases of interim or final data from our clinical trials; possible collaborations; and the timing, scope, status, objectives and strategy of our ongoing and planned trials; the success of management transitions; and other statements that are not historical. The forward-looking statements contained in this report are based on management’s current expectations and projections which are subject to uncertainty, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any historical results and future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include but are not limited to: the severity, duration, and economic and operational impact of the COVID-19 pandemic; that the information is of a preliminary nature and may be subject to change; uncertainties inherent in the cost and outcomes of research and development, including the cost and availability of acceptable-quality clinical supply, and in the ability to achieve adequate start and completion dates, as well as uncertainties in clinical trial design and patient enrollment, dropout or discontinuation rates; the possibility of unfavorable study results, including unfavorable new clinical data and additional analyses of existing data; risks associated with early, initial data, including the risk that the final data from any clinical trials may differ from prior or preliminary study data; final results of additional clinical trials that may be different from the preliminary data analysis and may not support further clinical development; that past reported data are not necessarily predictive of future patient or clinical data outcomes; whether and when any applications or other submissions for SM-88 may be filed with regulatory authorities; whether and when regulatory authorities may approve any applications or submissions; decisions by regulatory authorities regarding labeling and other matters that could affect commercial availability of SM-88; the ability of TYME and its collaborators to develop and realize collaborative synergies; competitive developments; and the factors described in the section captioned “Risk Factors” in this report and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the U.S. Securities and Exchange Commission on May 22, 2020, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (available at www.sec.gov).

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2020	March 31, 2020
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$13,487,688	$26,700,416
Prepaid clinical costs	1,433,758	396,962
Prepaid expenses and other current assets	270,560	981,949
Total current assets	15,192,006	28,079,327

Property and equipment, net	1,295	5,181
Prepaid clinical costs, net of current portion	530,989	1,266,025
Operating lease right-of-use asset	84,242	150,301

Total assets	$15,808,532	$29,500,834

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities (including $84,000 and $73,000 of related party accounts payable, respectively)	$3,002,531	$2,827,302
Severance payable	398,200	380,722
Accrued bonuses	1,177,512	1,800,979
Insurance note payable	—	518,124
Operating lease liability	33,868	54,661
Total current liabilities	4,612,111	5,581,788
Long-term liabilities
Severance payable	960,135	1,254,910
Operating lease liability, net of current portion	51,807	—
Warrant liability	1,018,977	3,639,000
Total liabilities	6,643,030	10,475,698
Commitments and contingencies (see Note 9)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 130,172,441 issued and outstanding at December 31, 2020, 300,000,000 authorized, 123,312,252 issued and outstanding at March 31, 2020	13,019	12,333
Additional paid in capital	138,764,795	126,828,055
Accumulated deficit	(129,612,312)	(107,815,252)
Total stockholders' equity	9,165,502	19,025,136
Total liabilities and stockholders' equity	$15,808,532	$29,500,834

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	3,548,992	3,458,886	12,971,735	9,368,640
General and administrative (including $109,000, $58,500, $450,000 and $307,000 of related party legal expenses, respectively)	2,321,974	3,084,796	7,992,735	9,597,780
Total operating expenses	5,870,966	6,543,682	20,964,470	18,966,420
Loss from operations	(5,870,966)	(6,543,682)	(20,964,470)	(18,966,420)
Other income (expenses):
Change in fair value of warrant liability	(228,750)	(425,795)	(3,002,449)	2,593,601
Gain on warrant exchange	—	—	2,228,697	—
Interest income	1,544	38,257	19,057	185,753
Interest expense	(22,539)	(26,310)	(77,895)	(88,530)
Total other income (expenses)	(249,745)	(413,848)	(832,590)	2,690,824
Net loss	$(6,120,711)	$(6,957,530)	$(21,797,060)	$(16,275,596)
Basic and diluted loss per common share	$(0.05)	$(0.06)	$(0.17)	$(0.15)
Basic and diluted weighted average shares outstanding	130,172,441	112,071,354	127,611,426	111,961,971

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended December 31, 2020 and 2019

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance, April 1, 2020	123,312,252	$12,333	$126,828,055	$(107,815,252)	$19,025,136
Issuance of common stock from at-the-market financing facility, net of associated expenses of $120,790	891,944	89	1,171,497	—	1,171,586
Warrant to share exchange	2,406,250	241	3,393,534	—	3,393,775
Stock based compensation	—	—	1,068,696	—	1,068,696
Net loss	—	—	—	(8,825,815)	(8,825,815)
Balance, June 30, 2020	126,610,446	$12,663	$132,461,782	$(116,641,067)	$15,833,378
Issuance of common stock from at-the-market financing facility, net of associated expenses of $166,918	3,561,995	356	4,634,192	—	4,634,548
Stock based compensation	—	—	883,929	—	883,929
Net loss	—	—	—	(6,850,534)	(6,850,534)
Balance, September 30, 2020	130,172,441	$13,019	$137,979,903	$(123,491,601)	$14,501,321
Stock based compensation	—	—	784,892	—	784,892
Net loss	—	—	—	(6,120,711)	(6,120,711)
Balance, December 31, 2020	130,172,441	$13,019	$138,764,795	$(129,612,312)	$9,165,502

Balance, April 1, 2019	103,946,048	$10,397	$95,472,181	$(85,814,696)	$9,667,882
Issuance of common stock from underwritten registered offering, net of associated expenses of $111,227	8,000,000	800	3,884,372	—	3,885,172
Cashless exercise of warrants	4,889	—	—	—	—
Stock based compensation	—	—	1,624,961	—	1,624,961
Net loss	—	—	—	(3,191,986)	(3,191,986)
Balance, June 30, 2019	111,950,937	$11,197	$100,981,514	$(89,006,682)	$11,986,029
Stock based compensation	—	—	1,446,062	—	1,446,062
Net loss	—	—	—	(6,126,080)	(6,126,080)
Balance, September 30, 2019	111,950,937	$11,197	$102,427,576	$(95,132,762)	$7,306,011
Issuance of common stock from at-the-market financing facility, net of associated expenses of $165,157	582,968	58	452,494	—	452,552
Stock based compensation	—	—	1,602,116	—	1,602,116
Net loss	—	—	—	(6,957,530)	(6,957,530)
Balance, December 31, 2019	112,533,905	$11,255	$104,482,186	$(102,090,292)	$2,403,149

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(21,797,060)	$(16,275,596)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,886	3,886
Amortization of employees, directors and consultants stock options	2,737,518	4,673,140
Change in fair value of warrant liability	3,002,449	(2,593,601)
Gain on warrant exchange	(2,228,697)	—
Change in operating assets and liabilities:
Prepaid clinical costs	(301,760)	121,298
Prepaid expenses and other assets	711,389	708,099
Operating lease right-of-use asset	141,498	218,419
Accounts payable and other current liabilities	175,229	(157,045)
Severance payable	(277,297)	(330,474)
Accrued bonuses	(623,467)	(193,889)
Operating lease liability	(44,425)	(34,938)
Net cash used in operating activities	(18,500,737)	(13,860,701)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flows from financing activities
Insurance note payments	(518,124)	(597,339)
Proceeds from registered offerings, net of issuance costs	5,806,133	11,621,325
Net cash provided by financing activities	5,288,009	11,023,986

Net increase (decrease) in cash and cash equivalents	(13,212,728)	(2,836,715)

Cash and cash equivalents – beginning	26,700,416	14,302,328
Cash and cash equivalents – ending	$13,487,688	$11,465,613

Supplemental Cash Flow Information:
Interest	$77,895	$88,530
Income taxes	$—	$—

Noncash operating activities:
Operating lease right-of-use asset obtained in exchange for lease liabilities.	$75,439	$—
Noncash investing and financing activities:
Cashless exchange of April 2019 Warrants to purchase 5,833,333 shares of common stock for 2,406,250 shares in May 2020.	$—	$—
Cashless exchange of April 2019 Warrants to purchase 2,166,667 shares of common stock for May 2020 Warrant to purchase the same number of shares common stock.	$—	$—
Cashless exercise of 78,431 warrants for 4,889 shares in 2019.	$—	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

Note 1. Nature of Business

Tyme Technologies, Inc. is a Delaware corporation headquartered in Bedminster, New Jersey, with a wholly-owned subsidiary, Tyme Inc. (together, “TYME” or the “Company”). The majority of the Company’s research, development and other business activities are conducted by Tyme Inc., which was incorporated in Delaware in 2013.

TYME is an emerging biotechnology company developing cancer metabolism-based therapies (CMBTsTM) that are intended to be effective across a broad range of solid tumors and hematologic cancers, while also maintaining patients’ quality of life through relatively low toxicity profiles. Unlike targeted therapies that attempt to regulate specific pathways within cancer, TYME’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic requirements to cause cancer cell death. With the development of TYME-18 and TYME-19 (discussed below), the Company believes it is also emerging as a leader in the development of bile acids as potential therapies for cancer and viruses such as COVID-19.

The Company’s lead clinical CMBT compound, SM-88, is an oral investigational modified proprietary tyrosine derivative that is hypothesized to interrupt the metabolic processes of cancer cells by breaking down the cells’ key defenses and leading to cell death through oxidative stress and exposure to the body’s natural immune system. Clinical trial data have shown that SM-88 has achieved confirmed tumor responses across 15 different cancers, both solid and liquid tumors, including pancreatic, lung, breast, prostate, sarcoma and lymphoma cancers with minimal serious Grade 3 or higher adverse events, which the Company believes is rare for investigational compounds. In fiscal year 2020, TYME launched its pivotal study for SM-88 in the third-line treatment of pancreatic cancer through an amendment to its ongoing TYME-88-Panc trial (“Part 2”), with the first patient dosed in the third quarter of the fiscal year. Primarily as a result of unpredictable pandemic-related delays, the Company does not anticipate the trial to be fully enrolled before calendar year 2022. The Company has also partnered with Pancreatic Cancer Action Network (“PanCAN”) to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision PromiseSM. In Precision Promise, SM-88 is initially being studied as second-line monotherapy and the study of SM-88 could expand to first-line combination therapy with standard of care. In addition, patient enrollment has advanced in an investigator-initiated Phase II study evaluating SM-88 in high-risk sarcomas. In calendar year 2019, the Company presented final SM-88 prostate Phase II clinical data showing encouraging clinical benefit in patients with bio-marker recurrent prostate cancer, with the final results published in the peer-reviewed journal, Investigational New Drugs, on September 13, 2020. The Company continues to evaluate the expansion of its SM-88 clinical program to other tumor types.

TYME-18 is a CMBT compound under development that is delivered intratumorally. TYME-18 leverages a member of the bile acid family to create a potential treatment for inoperable tumors. Preliminary observations of the local administration of TYME-18, a combination of a proprietary surfactant system and natural sulfonic acid, suggested its potential as an important regulator of energy metabolism that may impede the ability of tumors to increase in size, which, in addition to its lytic functionality, could prove useful in difficult-to-treat cancers. In initial preclinical xenograft mouse studies, TYME-18 was able to completely resolve over 90 percent (11/12 mice) of established colorectal tumors within 12 days versus an average of over 600 percent growth in the control animals.

TYME-19 is an oral synthetic member of the bile acid family, a family that the Company also leverages in its anticancer compound, TYME-18. Because of its expertise in metabolic therapies, the Company was able to identify TYME-19 as a potent, well characterized antiviral bile acid and has performed preclinical experiments establishing effectiveness against COVID-19. Bile acids have primarily been used for liver disease; however, like all steroids, they are messenger molecules that modulate a number of diverse critical cellular regulators. Bile acids modulate lipid and glucose metabolism and can remediate dysregulated protein folding, with potentially therapeutic effects on cardiovascular, neurologic, immune, and other metabolic systems. Some agents in this class also have antiviral properties. In preclinical testing, TYME-19 repeatedly prevented COVID-19 viral replication without attributable cytotoxicity to the treated cells. Previous preclinical research has also shown select bile acids like TYME-19 have had broad antiviral activity. TYME has partnered with physicians from Massachusetts General Hospital and the Weill Cornell Medical Center to design a proof-of-concept trial for recently diagnosed, symptomatic patients. The trial is expected to start as soon as customary trial site and regulatory approvals are completed.

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

On October 18, 2019, TYME entered into an Open Market Sale AgreementSM (as amended, the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may, from time to time, sell shares of common stock through Jefferies having an aggregate offering price of up to $30.0 million (the “Jefferies ATM”). In the nine months ended December 31, 2020, the Company raised approximately $6.1 million in aggregate gross proceeds through the Sale Agreement and paid commissions and expenses of $0.3 million. At December 31, 2020, there remained approximately $22.2 million of availability to sell shares through the Jefferies ATM.

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

For the nine months ended December 31, 2020, the Company had negative cash flow from operations of $18.5 million and net loss of $21.8 million, which included non-cash expenses of $3.0 million related to change in fair value of warrant liability and $2.7 million non-cash equity compensation, partially offset by a non-cash gain on warrant exchange of $2.2 million. As of December 31, 2020, the Company had working capital of approximately $10.6 million.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 22, 2020 (the “2020 10-K”). The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The Company’s condensed consolidated financial statements include the accounts of Tyme Technologies, Inc. and its subsidiary, Tyme Inc. All intercompany transactions and balances have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Current Economic Conditions

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic and the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others to reduce its spread, including travel restrictions, shutdowns of businesses deemed non-essential, and stay-at-home or similar orders, has negatively impacted the global economy, financial markets, and the Company’s industry and has disrupted day-to-day life and business operations. Even as certain restrictions have been lifted, new processes implemented and vaccines begin to be distributed and administered, the Company believes that the current economic conditions are likely to continue to have a negative impact for the foreseeable future, and the extent to which they may impact the Company’s operations, liquidity and financial condition remains uncertain and may be significant.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value in Topic 820. Under this ASU, certain disclosure requirements for fair value measurements are eliminated, amended or added. The guidance is effective for the Company fiscal year and interim periods within those fiscal years beginning after December 15, 2019.  The Company has adopted ASU 2018-13 using a prospective method effective April 1, 2020. The adoption of this ASU did not have a material effect on the Company’s financial statements and related disclosures. See Note 6.

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

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Basic and diluted net loss per common share calculation:
Net loss	$(6,120,711)	$(6,957,530)	$(21,797,060)	$(16,275,596)
Weighted average common shares outstanding — basic and diluted:	130,172,441	112,071,354	127,611,426	111,961,971
Net loss per share of common stock — basic and diluted	$(0.05)	$(0.06)	$(0.17)	$(0.15)

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

Warrants issued in April 2019, discussed further in Note 8, participated on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors (the “Board”) on the Company’s common stock. For purposes of computing EPS, these warrants were, when outstanding, considered to participate with common stock in the earnings of the Company and, therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three and nine months ended December 31, 2020 and 2019 as results of operations was a loss for these periods.

The following outstanding securities at December 31, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

	December 31,
	2020	2019
Stock options	15,456,522	11,808,482
Warrants	3,104,318	8,937,651
Total	18,560,840	20,746,133

Note 4. Accounts Payable and Other Current Liabilities

Accounts payable (including accounts payable to a related party – see Note 11) and other current liabilities consisted of the following:

	December 31, 2020	March 31, 2020
Legal	$190,456	$199,671
Consultant and professional services	74,546	109,504
Accounting and auditing	62,897	118,837
Research and development	2,151,135	1,863,355
Board of Directors and Medical Advisory Board Compensation	482,781	484,750
Other	40,716	51,185
Total	$3,002,531	$2,827,302

Note 5. Severance Payable

On March 15, 2019, the Company entered into a Release Agreement related to the separation of employment of its then-Chief Operating Officer. The agreement provides for salary continuance for five years, reimbursement of health benefits for three years and a modification to his outstanding stock options to extend the post-termination exercise period for his vested options from three months to five years. The Company recorded severance expense at its present value of $2.5 million (using a discount rate of 6%) for the year ended March 31, 2019, including $0.4 million relating to the stock option modification. The severance liability payable as of December 31, 2020 and March 31, 2020 was $1.4 million and $1.6 million, respectively.

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

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The fair value measurement for the warrants issued in connection with the registered offering that closed on April 2, 2019 (the “April 2019 Warrants”) and the warrant issued in conjunction with the Exchange Agreements (see Note 8 for transaction details)

(the “May 2020 Warrant”) are based on significant inputs not observable in the market and are classified as Level 3 liability as of March 31, 2020 and December 31, 2020, respectively.

The fair value of the April 2019 Warrants was determined using a Monte Carlo simulation model and included significant unobservable inputs including volatility and the probability of fundamental transactions occurring (see Note 8 for further discussion of the issuance of common stock from an underwritten registered offering). The fair value of the May 2020 Warrant was determined using the Black Scholes model and included significant unobservable inputs such as volatility. Both models incorporated several observable assumptions at each valuation date including: the price of the Company’s common stock on the date of valuation, the remaining contractual term of the warrant and the risk free interest rate over the term. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the nine months ended December 31, 2020.

The following table details key inputs and assumptions used to estimate the fair value of the May 2020 Warrant as of December 31, 2020 using a Black Scholes model and April 2019 Warrants liability as of March 31, 2020 using the Monte Carlo simulation models:

	May 2020 Warrant	April 2019 Warrants
	December 31, 2020	March 31, 2020
Stock price	$1.22	$1.10
Volatility	72%	60%
Remaining term (years)	3.25	4.01
Expected dividend yield	—	—
Risk-free rate	0.19%	0.33%

The Company’s financial instruments measured at fair value on a recurring basis are as follows:

Description	Total	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Warrant liability	$1,018,977	—	—	$1,018,977
March 31, 2020
Warrant liability	$3,639,000	—	—	$3,639,000

The following table summarizes activity for liabilities measured at fair value using Level 3 significant unobservable inputs:

December 31, 2020
Beginning balance, March 31, 2020	$3,639,000
Change in fair value of April 2019 Warrants liability before May 20, 2020 Warrant Exchange	3,661,000
Less: fair value of April 2019 Warrants as of May 20, 2020	(7,300,000)
Plus: fair value of May 2020 Warrant as of May 20, 2020	1,677,528
Change in fair value of May 2020 Warrant liability from May 20, 2020 to December 31, 2020	(658,551)
Ending balance, December 31, 2020	$1,018,977

Note 7. Debt

Insurance Note Payable

During the year ended March 31, 2020, the Company entered into a short-term financing arrangement with its insurance carrier related to payment of premium for its Director and Officer liability insurance coverage totaling $0.5 million for the policy year ending on March 18, 2021. As of December 31, 2020 and March 31, 2020, there remained a balance of $0 million and $0.5 million, respectively, recorded to insurance note payable on the accompanying consolidated balance sheets.

Note 8. Stockholders’ Equity

The following summarizes the common stock warrant activity for the nine months ended December 31, 2020:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2020	8,937,651	$2.31
Granted	2,166,667	1.80
Exchanged	(8,000,000)	2.00
Outstanding at December 31, 2020	3,104,318	$2.77

At each of December 31, 2020 and March 31, 2020, 3,074,551 and 8,907,884, respectively, of common stock purchase warrants relating to securities purchase agreements were outstanding and exercisable.

Warrants

The Company has warrants to purchase its common stock outstanding as of December 31, 2020, as follows:

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

During the nine months ended December 31, 2020, the Company raised approximately $6.1 million in gross proceeds via sale of 4,453,939 shares of Common Stock. The Company incurred $0.3 million of related costs that partially offset the proceeds. At December 31, 2020, there remained approximately $22.2 million of availability to sell shares through the Jefferies ATM.

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

The April 2019 Warrants were remeasured as of May 20, 2020, before the exchange, using the Monte Carlo pricing simulation resulting in a fair value of approximately $7.3 million, and the change in fair value from March 31, 2020 to the fair value before the exchange of approximately $3.7 million was recorded as an expense component of other income (expense) within the condensed consolidated statement of operations. The key assumptions in applying the Monte Carlo simulation model were as follows: $1.70 stock price, 73% volatility, 3.87 years remaining term, 0.28% risk free rate and the probability of fundamental transactions occurring. The change in fair value of the April 2019 Warrants for the nine months ended December 31, 2019 was $2.6 million and recorded as a component of other income (expense) within the condensed consolidated statement of operations.

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

The Company determined that the May 2020 Warrant should be recorded as a derivative liability on the condensed consolidated balance sheet due to the May 2020 Warrant’s contractual provisions requiring issuance of registered common shares upon exercise. At May 20, 2020, the May 2020 Warrant was recorded at the fair value of $1.7 million as determined using the Black Scholes model and the change in fair value before and after the exchange of $0.3 million was recorded as a gain on warrant exchange as a component of other income (expense) within the condensed consolidated statement of operations. The key assumptions in applying the Black Scholes model were as follows: $1.64 stock price, 73% volatility, 3.87 years remaining term, 0.27% risk free rate and 7% discount for lack of marketability. The change in fair value of the May 2020 Warrant from May 20, 2020 through December 31, 2020 of $0.7 million income was recorded as a component of other income (expense) within the condensed consolidated statement of operations.

Note 9. Commitments and Contingencies

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities.

On April 1, 2020, the Company amended the Clinical Research Funding and Drug Supply Agreement dated October 9, 2018, with PanCAN, to enroll individuals diagnosed with pancreatic cancer in a platform style clinical research study. Stage 1 of the study was initiated in the fourth quarter of fiscal year 2020. As of December 31, 2020, after taking into consideration amounts already incurred, the remaining expense to the Company is approximately $5.3 million, subject to enrollment adjustments, and is expected to be incurred over one year and nine months.

Purchase Commitments

The Company has entered into contracts with manufacturers to supply SM-88 and certain related conditioning agents, in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods. Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The outstanding future contract obligations structured to match clinical supply needs for the Company’s ongoing trials and registration activity are approximately $0.6 million and $3.5 million, respectively, at December 31, 2020. The Company expects the timing of associated payments to predominately occur through fiscal year 2022.

Legal Proceedings

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened legal proceeding against it that it believes could have a material adverse effect on the Company, its business, operating results or financial condition. From time to time, the Company may be involved in litigation, claims or other contingencies arising in the ordinary course of business. The Company would accrue a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company would not record a liability, but instead would disclose the nature and the amount of the claim, and an estimate of the loss or range of loss, if such estimate can be made. Legal fees are expensed as incurred.

Note 10. Leases

The Company has a lease for office space in New Jersey, which expires in February 2023.

Total Company rent expense, including short term rentals, was approximately $14,000 and $155,000 for the three and nine months ended December 31, 2020 and $79,000 and $235,000 for the three and nine months ended December 31, 2019.

Operating lease right-of-use (“ROU”) assets and liabilities on the condensed consolidated balance sheet represents the present value of the remaining lease payments over the remaining lease terms. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. Payments for additional monthly fees to cover the Company's share of certain facility expenses are not included in operating lease right-of-use assets and liabilities. The Company uses its incremental borrowing rate of 11.0% to calculate the present value of its lease payments, as the implicit rates in the leases are not readily determinable.

As of December 31, 2020, the future minimum lease payments under non-cancellable operating lease agreements for which the Company has recognized operating lease right-of-use assets and lease liabilities were as follows:

December 31, 2020
Fiscal year 2021	$9,974
Fiscal year 2022	43,164
Fiscal year 2023	43,164
Total remaining lease payments	96,302
Less: present value adjustment	(10,627)
Total operating lease liabilities	85,675
Less: current portion	(33,868)
Operating lease liabilities, net of current portion	$51,807

Note 11. Related Party Transactions

Legal

Faegre Drinker Biddle & Reath (“Faegre Drinker”), formerly Drinker Biddle & Reath LLP (“DBR”) has provided legal services to the Company. The Company’s Chief Legal Officer and Corporate Secretary holds the consulting role “Senior Counsel” with the Faegre Drinker. Before joining the Company as Chief Legal Officer and Corporate Secretary, he was a partner at DBR and a non-employee director of the Company. In that capacity he received equity compensation payable to non-employee directors generally under the Company’s Amended and Restated 2016 Stock Option Plan for Non-Employee Directors (the “2016 Director Plan”) (see Note 12, Equity Incentive Plan) as well as cash compensation payable to non-employee directors generally. Legal fees incurred associated with Faegre Drinker were approximately $127,000 and $523,000 for the three and nine months ended December 31, 2020, respectively, and $170,000 and $620,000 for the three and nine months ended December 31, 2019. At December 31, 2020 and March 31, 2020, the Company had approximately $84,000 and $73,000, respectively, in accounts payable and accrued expenses payable to Faegre Drinker.

Note 12. Equity Incentive Plan

Stock Options

As of December 31, 2020, there was approximately $4.8 million of total unrecognized compensation expense related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average service period of 2.73 years.

As of December 31, 2020, there were 2,534,633 shares available for grant under the Company’s 2015 Equity Incentive Plan and 2016 Director Plan.

Stock based compensation expense was recognized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
General and administrative	$490,000	$959,000	$1,589,000	$2,748,000
Research and development	295,000	643,000	1,149,000	1,925,000
Total	$785,000	$1,602,000	$2,738,000	$4,673,000

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

The weighted average assumptions used to determine such values are presented in the following table:

	December 31, 2020	December 31, 2019
Risk free interest rate	0.17% - 0.53%	1.39% - 2.38%
Expected volatility	88.02% - 101.67%	71.65% - 76.22%
Expected term (in years)	2.8 - 6.1	2.5 - 6
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options for the nine months ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2020	11,815,982	$3.43
Granted	5,568,000	$1.24
Cancelled/Forfeited	(1,927,460)	$1.75
Outstanding at December 31, 2020	15,456,522	$2.85
Options exercisable at December 31, 2020	9,853,275	$3.70

		Stock Options Outstanding			Stock Options Vested
Range of Exercise Price	Number Outstanding at December 31, 2020	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at December 31, 2020	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.95 - $8.75	15,456,522	$2.85	7.5	$438,795	9,853,275	$3.70	$39,000

The intrinsic value calculated as the excess of the market value as of December 31, 2020 over the exercise price of the options, is $438,795. The market value per share as of December 31, 2020 was $1.22 as reported by the NASDAQ Capital Market.

Note 13. Income Taxes

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company weighed available positive and negative evidence and concluded that a full valuation allowance should continue to be maintained on its net deferred tax assets.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. As of December 31, 2020, the Company’s uncertain tax positions remain unchanged. Due to the full valuation allowance, none of the gross unrecognized tax benefits, if recognized, would affect the effective tax rate at December 31, 2020.

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

Overview

TYME is an emerging biotechnology company developing cancer metabolism-based therapies (CMBTsTM) that are intended to be effective across a broad range of solid tumors and hematologic cancers, while also maintaining patients’ quality of life through relatively low toxicity profiles. Unlike targeted therapies that attempt to regulate specific pathways within cancer, TYME’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic requirements to cause cancer cell death. Our first-in-class CMBT compounds include SM-88 and TYME-18. These compounds are structurally and mechanistically different, and we believe they offer the potential for better and safer medicines. Early clinical results demonstrated by SM-88 in multiple advanced cancers, including pancreatic, prostate, sarcomas and breast, reinforce the potential of our emerging CMBT pipeline. Moreover, we believe our pipeline offers hope to patients for a new future in long-term management of advanced cancers. With the development of TYME-18 and TYME-19 (discussed below), we believe we are also emerging as a leader in the development of bile acids as potential therapies for cancer and viruses such as COVID-19.

Our lead clinical CMBT compound, SM-88, is an oral investigational modified proprietary tyrosine derivative that is hypothesized to interrupt the metabolic processes of cancer cells by breaking down the cells’ key defenses and leading to cell death through oxidative stress and exposure to the body’s natural immune system. To date, clinical trial data have shown that SM-88 has achieved confirmed tumor responses across 15 different cancers, both solid and liquid tumors, including pancreatic, lung, breast, prostate, sarcoma and lymphoma cancers, with minimal serious Grade 3 or higher adverse events, which we believe is rare for investigational compounds. In fiscal year 2020, we launched our pivotal study for SM-88 in the third-line treatment of pancreatic cancer through an amendment to our ongoing TYME-88-Panc trial (Part 2), with the first patient dosed in the third quarter of the fiscal year. While all trials for SM-88 are still actively enrolling patients, the COVID-19 pandemic has significantly impacted enrollment of our TYME-88-Panc pivotal trial, and, as such, we do not anticipate the trial to be fully enrolled before calendar year 2022. (See “COVID-19 Update” below.) We estimate the remaining cost of the TYME-88-Panc trial (Part 2) to be approximately $6.0 million through calendar year 2022. We have also partnered with the Pancreatic Cancer Action Network (“PanCAN”) to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision PromiseSM. In Precision Promise, SM-88 is initially being studied as second-line monotherapy and the study of SM-88 could expand to first-line combination therapy with standard of care. At December 31, 2020, the remaining estimated cost for Precision Promise Stage 1 is approximately $6.8 million. In addition, patient enrollment has advanced in an investigator-initiated Phase II study evaluating SM-88 in high-risk sarcomas with data readout expected in calendar year 2021. We presented final SM-88 prostate Phase II clinical data at the European Society for Medical Oncology’s ESMO 2019 conference showing encouraging clinical benefit in patients with bio-marker recurrent prostate cancer and the final results were published in the peer-reviewed journal, Investigational New Drugs, on September 13, 2020. The Company continues to evaluate the expansion of our SM-88 clinical program to other tumor types.

TYME-18 is a CMBT compound under development that is delivered intratumorally. TYME-18 leverages a member of the bile acid family to create a potential treatment for inoperable tumors. Preliminary observations of the local administration of TYME-18, a combination of a proprietary surfactant system and natural sulfonic acid, suggested its potential as an important regulator of energy metabolism that may impede the ability of tumors to increase in size which, in addition to its lytic functionality, could prove useful in difficult-to-treat cancers. In initial preclinical xenograft mouse studies, TYME-18 was able to completely resolve over 90 percent (11/12 mice) of established colorectal tumors within 12 days versus an average of over 600 percent growth in the control animals.

TYME-19 is an oral synthetic member of the bile acid family, a family that the Company also leverages in its anticancer compound, TYME-18. Because of its expertise in metabolic therapies, the Company was able to identify TYME-19 as a potent, well characterized antiviral bile acid and has performed preclinical experiments establishing effectiveness against COVID-19. Bile acids have primarily been used for liver disease; however, like all steroids, they are messenger molecules that modulate a number of diverse critical cellular regulators. Bile acids modulate lipid and glucose metabolism and can remediate dysregulated protein folding, with potentially therapeutic effects on cardiovascular, neurologic, immune, and other metabolic systems. Some agents in this class also have antiviral properties.

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

COVID-19 Update

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others to reduce its spread, including travel restrictions, shutdowns of businesses deemed non-essential, and stay-at-home or similar orders, has negatively impacted the global economy, financial markets, and our industry and has disrupted day-to-day life and business operations. We are closely monitoring the impact of COVID-19 on all aspects of our business, our clinical trials, and the safety of patients, including as cities and states ease certain restrictions and begin to reopen or consider doing so and also as they re-impose certain restrictions. We continue to work closely with our clinical trial sites during the pandemic. While all trials for SM-88 are still actively enrolling patients and we believe we have sufficient clinical supply to complete all of our trials, the COVID-19 pandemic has significantly impacted enrollment of our TYME-88-Panc pivotal trial. Enrollment has slowed primarily due to various reasons related to the pandemic, including but not limited to an overall decrease in cancer diagnoses, changes in patient treatment practices, changes in hospital or university policies, federal, state or local regulations, and prioritization of hospital resources toward pandemic efforts. These pandemic-related effects have had a greater impact on our enrollment rates than originally anticipated, and, as such, we do not expect full enrollment for the TYME-88-Panc pivotal trial before calendar year 2022.

We are committed to working with the clinical trial sites to assure appropriate access for patients who are seeking clinical trial options for these advanced cancers for which the patients have limited or no other treatment options. We have also taken important steps to protect the health and welfare of our employees, consultants and board members, primarily by adapting to a fully “work-from-home” model since March 2020. The extent to which COVID-19 impacts our product candidates and business, including patients’ willingness to participate and remain in clinical trials, the timing of meeting enrollment expectations, the ability of our third-party partners to remain operational and our access to capital markets and financing sources, however, depends on numerous evolving factors that are highly uncertain and cannot be accurately predicted, including those identified under “Risk Factors” in this report and in the 2020 10-K, many of which are beyond our control. Management continues to monitor the situation closely and intends to continue to adapt and implement process adjustments as needed.

Recent Developments

Consistent with our overall corporate mission of developing effective cancer therapies that aim to extend patients’ lives while not compromising on their quality of life and developing bile acids as potential therapies for cancer and viruses such as COVID-19, during the three months ended December 31, 2020 and subsequently, we note the following activities:

TYME Announces Patent Issuance

On February 3, 2021, TYME announced that it received notification that the United States Patent and Trademark Office had granted additional patent claims related to the Company’s metabolic technology platform. The patent, U.S. Patent No. 10,905,698, is directed to methods for treating COVID-19.

As discussed above in the “Overview” section, the Company is developing and studying TYME-19 in the fight against COVID-19. TYME-19 is an investigational compound that is not approved in the U.S. for any disease indication. TYME intends to initiate the appropriate clinical trials to substantiate the safety and efficacy of TYME-19.

TYME Presents SM-88 Abstract at the American Society of Clinical Oncology 2021 Gastrointestinal Cancers Symposium

An abstract highlighting clinical data for TYME's lead candidate, oral SM-88 (racemetyrosine), in patients with metastatic pancreatic cancer, was presented at the American Society of Clinical Oncology (ASCO) Virtual 2021 Gastrointestinal Cancers Symposium’s  session titled Hepatobiliary Cancer, Neuroendocrine/Carcinoid, Pancreatic Cancer, and Small Bowel Cancer held on January 17, 2021. The new data presented demonstrates the potential role of SM-88 in advanced pancreatic cancer through the analysis of circulating tumor cells (CTCs) and passively acquired biometrics data from a wearable device.

Leadership Changes

On November 23, 2020, the Board of Directors of the Company (the “Board”) appointed Richard Cunningham as the new Chief Executive Officer of the Company, effective November 24, 2020. The Board also appointed Mr. Cunningham to serve on the Board to fill a vacancy as a Class II director, effective November 24, 2020. Mr. Cunningham brings over 20 years of leadership experience in the healthcare and biopharmaceutical industry.

In conjunction with Mr. Cunningham’s appointment as the new Chief Executive Officer, Steve Hoffman agreed to step down as Chief Executive Officer and continue in his role of Chief Science Officer of the Company, effective November 24, 2020, and will remain a Class I director and Chairman of the Board.

In connection with the resignation of the Company’s former President and Chief Financial Officer on September 15, 2020, Barbara Galaini, the Company’s Principal Accounting Officer and Corporate Controller, has been the acting Principal Financial Officer since September 30, 2020.

Evaluation of Development Strategy and Product Candidate Portfolio

Our new Chief Executive Officer joined the Company during the quarter and initiated a strategic review of the Company’s development strategy and product candidate portfolio with the goal of maximizing opportunities, improving operational efficiencies and minimizing risk as we focus on creating value for all stakeholders and seeking to deliver disruptive science and disease-altering medicines for patients in need.

This process may result in us deciding to modify or discontinue current or planned studies, in reallocating time and resources among existing product candidates, in exploring new product candidates or in making other operational changes, including to our reliance on internal and external resources. It could also result in changes to the timing of our studies and expected research and development costs. Any decisions on advancing, reprioritizing or eliminating any of our programs will be based on evaluation of a number of factors, including our assessment of internal and external resources, the design of or results from our preclinical and clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for pipeline candidates, the costs and complexities of manufacturing to ensure a safe and sustainable supply of investigational compounds can be delivered to patients, the potential of competing products, the likelihood of any challenges to our intellectual property, regardless of merit, the ongoing and potential effects of the COVID-19 or any future pandemics, and industry and market conditions generally. The Company intends to provide updates as management reviews and finalizes its assessment.

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

Results of Operations

Three and Nine Months Ended December 31, 2020 Compared to Three and Nine Months Ended December 31, 2019

Net loss for the three months ended December 31, 2020 was $6,121,000 compared to $6,958,000 for the three months ended December 31, 2019 and the net loss for the nine months ended December 31, 2020 was $21,797,000 compared to $16,276,000 for the nine months ended December 31, 2019. The decrease in losses for the current three-month period is due to decreased general and administrative costs and other expenses . The increase in losses for the current nine-month period is due to the non-cash expense variance of $5,596,000 in the fair value of the warrant liability, partially offset by the non-cash gain of $2,229,000 on the warrant exchange, and to increased operating costs. The increase in operating costs for the current nine-month period of $1,998,000 related to increased research and development costs of $3,603,000, partially offset by a $1,605,000 decrease in general and administrative costs.

Cash used in operating activities for the nine months ended December 31, 2020 was $18,501,000 compared to $13,861,000 for the nine months ended December 31, 2019. See Cash Flows section below for further details.

Revenues

During the three and nine months ended December 31, 2020 and 2019, the Company did not realize any revenues from operations. We do not anticipate any revenues until such time as one of our product candidates has been approved for commercialization by appropriate regulatory authorities, or we enter into certain types of collaboration or licensing arrangements, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended December 31, 2020, operating costs and expenses totaled $5,871,000 compared to $6,544,000 for the three months ended December 31, 2019, a decrease of $673,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $3,549,000 for the three months ended December 31, 2020, comparable to $3,459,000 for the three months ended December 31, 2019, a decrease of $90,000. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:

o

Study and consulting expenses were $2,479,000 for the three months ended December 31, 2020, compared to $2,134,000 for the three months ended December 31, 2019, an increase of $345,000 between the comparable periods. The increase is mainly attributable to increased activity, related to Part 2 of our TYME-88-Panc trial and the Precision Promise Phase II/III trial.

o

Salary and salary related expenses for research and development personnel were $775,000 for the three months ended December 31, 2020, compared to $682,000 for the three months ended December 31, 2019, an increase of $93,000 primarily due to shift in resources to research and development.

o

Included in research and development expense for the three months ended December 31, 2020 is $295,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $643,000 for the three months ended December 31, 2019, a decrease of $348,000 primarily attributable to fully vested grants.

•

General and administrative expenses were $2,322,000 for the three months ended December 31, 2020, compared to $3,085,000 for the three months ended December 31, 2019, a decrease of $763,000. The general and administrative expenses for the respective periods include:

o

Other general and administrative expenses were $1,833,000 during the three months ended December 31, 2020, compared to $2,126,000 for the three months ended December 31, 2019, a decrease of $293,000, reflecting lower employee related and business travel costs.

o

Stock based compensation expense related to stock options was $490,000 for the three months ended December 31, 2020 compared to $959,000 for the three months ended December 31, 2019, a decrease of $469,000, primarily attributable to fully vested grants and cancellation of options.

For the nine months ended December 31, 2020, operating costs and expenses totaled $20,965,000 compared to $18,967,000 for the nine months ended December 31, 2019, an increase of $1,998,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $12,972,000 for the nine months ended December 31, 2020, compared to $9,369,000 for the nine months ended December 31, 2019, an increase of $3,603,000. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:

o

Study and consulting expenses were $9,628,000 for the nine months ended December 31, 2020, compared to $5,427,000 for the nine months ended December 31, 2019, an increase of $4,201,000 between the comparable periods. The increase is mainly attributable to increased activity, including supply costs, related to Part 2 of our TYME-88-Panc trial and the Precision Promise Phase II/III trial.

o

Salary and salary related expenses for research and development personnel were $2,194,000 for the nine months ended December 31, 2020, compared to $2,008,000 for the nine months ended December 31, 2019 an increase of $186,000 primarily due to a shift in resources to research and development.

o

Included in research and development expense for the nine months ended December 31, 2020 is $1,149,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $1,925,000 for the nine months ended December 31, 2019, a decrease of $776,000 primarily attributable to fully vested grants.

•

General and administrative expenses were $7,993,000 for the nine months ended December 31, 2020, compared to $9,598,000 for the nine months ended December 31, 2019, a decrease of $1,605,000. The general and administrative expenses for the respective periods include:

o

Other general and administrative expenses were $6,404,000 during the nine months ended December 31, 2020, compared to $6,850,000 for the nine months ended December 31, 2019, a decrease of $446,000, reflecting lower office expenses, employee related and business travel costs.

o

Stock based compensation expense related to stock options was $1,589,000 for the nine months ended December 31, 2020 compared to $2,748,000 for the nine months ended December 31, 2019, a decrease of $1,159,000, primarily attributable to fully vested grants.

Other income (expense)

For the three months ended December 31, 2020, the Company had $229,000 non-cash expense relating to the change in fair value of the warrant liability during the period, compared to $426,000 for the three months ended December 31, 2019. For the nine months ended December 31, 2020, the Company had $3,002,000 non-cash expense relating to the change in fair value of the warrant liability during the period compared to $2,594,000 of non-cash income for the nine months ended December 31, 2019, resulting in a $5,596,000 variance between the periods. See Item 1, Note 8 for details regarding changes in the fair value of the warrant liability.

For the nine months ended December 31, 2020, the Company had a non-cash gain on warrant exchanges of $2,229,000 pursuant to the Share Exchange Agreements and the Warrant Exchange Agreement. See Item 1, Note 8 for additional details.

For the three and nine months ended December 31, 2020 the Company earned interest income on cash accounts of $2,000 and $19,000 compared to $38,000 and $186,000 for the three and nine months ended December 31, 2019. For the three and nine months ended December 31, 2020, the Company had interest expense primarily related to the amortization of the severance payable discount of $23,000 and $78,000 compared to $26,000 and $89,000 for the three and nine months ended December 31, 2019.

Adjusted Net Loss and Adjusted Net Loss per Share

After adjusting for change in fair value of warrant liability, amortization of employees, directors and consultants stock options and gain on warrant exchange, adjusted net loss for the three months ended December 31, 2020 was $5,107,000 or $0.04 per share compared to $4,930,000 or $0.05 per share for the three months ended December 31, 2019. Adjusted net loss for the nine-month period ended December 31, 2020 was $18,286,000 or $0.15 per share compared to $14,197,000 or $0.13 per share for the same period in the prior year. Adjusted net loss and adjusted net loss per share are non-GAAP measures. See “Use of Non-GAAP Measures” below for a reconciliation to the comparable GAAP measures.

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

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net loss (GAAP)	$(6,121,000)	$(6,958,000)	$(21,797,000)	$(16,276,000)
Adjustments:
Change in fair value of warrant liability	229,000	426,000	3,002,000	(2,594,000)
Amortization of employees, directors and consultants stock options	785,000	1,602,000	2,738,000	4,673,000
Gain on warrant exchange	—	—	(2,229,000)	—
Adjusted net loss (non-GAAP)	$(5,107,000)	$(4,930,000)	$(18,286,000)	$(14,197,000)

Reconciliation of Net Loss Per Share to Adjusted Net Loss Per Share
	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net loss per share (GAAP)	$(0.05)	$(0.06)	$(0.17)	$(0.15)
Adjustments:
Change in fair value of warrant liability	*	*	0.02	(0.02)
Amortization of employees, directors and consultants stock options	0.01	0.01	0.02	0.04
Gain on warrant exchange	—	—	(0.02)	—
Adjusted net loss per share (non-GAAP)	$(0.04)	$(0.05)	$(0.15)	$(0.13)
* The effect of the change in fair value of the warrant liability was negligible to the adjusted net loss per share.

The Non-GAAP Measures for the three and nine months ended December 31, 2020 and 2019 provide management with additional insight into the Company’s results of operations from period to period by excluding certain non-operational and non-cash charges, and are calculated using the following adjustments to net loss:

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

Liquidity and Capital Resources

Liquidity and Capital Requirements Outlook

We anticipate requiring additional capital to further fund the development of our product candidates, as well as to engage in potential partnerships or collaborations. The most significant funding needs are in connection with (i) conducting Part 2 of TYME-88-Panc, our pivotal trial, and participating in Precision Promise, an adaptive randomized Phase II/III trial with registration intent, which examine our lead compound SM-88 for patients with second- and third-line pancreatic cancer, (ii) participating in an investigator-initiated clinical trial of SM-88 in sarcoma, and (iii) conducting additional or related studies and investigations, including small-scale preclinical studies related to the mechanism of action of our lead clinical program SM-88 and other potential drug candidates, including TYME-18 and TYME-19. The greater scale of these trials is expected to lead to increased costs, including providing SM-88 for patient use. If we determine to move beyond the preclinical stage for any of our preclinical trials or if we pursue studies in other cancer types, our liquidity requirements will be increased. As discussed in the 2020 10-K and as part of the strategic review process discussed in the “Recent Developments” section above, we continue to evaluate the expansion of our clinical program to hematological, breast, prostate and other cancers.

Primarily as a result of its active clinical trials, including timing of enrollment, as well as other business developments, the Company currently anticipates that its quarterly cash operating expense will average approximately $6.0 to $6.5 million during fiscal year 2021. Management expects that the Company’s net cash usage or net “cash burn” will be less than its operating costs.

As of December 31, 2020, the Company had cash on hand of approximately $13.5 million and a working capital of approximately $10.6 million.

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

The Company has historically funded its operations primarily through equity offerings of its common stock. As a clinical-stage entity, without product revenues and ongoing needs to fund our clinical development activities and general operations, we regularly evaluate opportunities to raise capital and obtain necessary, as well as opportunistic financing. To meet our short and long-term liquidity needs, we currently expect to use existing cash balances and a variety of other means, including potential issuances of debt or equity securities in public or private financings, option exercises, and partnerships and/or collaborations. The demand for the equity and debt of biopharmaceutical and biotechnology companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations.

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

On October 18, 2019, the Company entered into an Open Market Sale AgreementSM , which was amended on August 12, 2020 (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may, from time to time, sell shares of Common Stock, having an aggregate offering price of up to $30.0 million through Jefferies, as the Company’s sales agent (the “Jefferies ATM”). As indicated in the amendment, the shares will be offered and sold by the Company pursuant to its currently effective Registration Statement on Form S-3, as amended (Reg. No. 333-245033). Any sales of Common Stock pursuant to the Sales Agreement will be made by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts to sell the shares from time to time, based on the instructions of the Company. The Company will pay Jefferies a commission rate of three percent (3%) of the gross proceeds from the sales of shares of Common Stock sold pursuant to the Sale Agreement. Under the Sale Agreement, the Company is not required to use the full available amount authorized and it may, by giving notice as specified in the Sale Agreement, terminate the Sale Agreement at any time. During the nine months ended December 31, 2020, the Company raised approximately $6.1 million in gross proceeds via the sale of 4,453,939 shares of common stock under the Jefferies ATM. The Company incurred $0.3 million of related costs which partially offset such proceeds. As of December 31, 2020, there remained approximately $22.2 million of availability in the Jefferies ATM.

Prior to the Jefferies ATM, the Company had a similar facility with Canaccord Genuity Inc. (“Canaccord”) that was closed shortly before the opening of the Jefferies ATM. There was no activity in the Canaccord facility for the three and nine month period ended December 31, 2019.

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

Cash Flows

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Nine Months Ended December 31,
	2020	2019
Net cash (used in) provided by operating activities	$(18,501,000)	$(13,861,000)
Net cash (used in) provided by investing activities	—	—
Net cash (used in) provided by financing activities	5,288,000	11,024,000

Operating Activities

Our cash used in operating activities in the nine months ended December 31, 2020 totaled $18.5 million, which is the sum of (i) our net loss of $21.8 million, adjusted for non-cash expenses of $3.0 million related to change in fair value of warrant liability and $2.7 million expense amortization of stock-based compensation, partially offset by $2.2 million non-cash gain on warrant exchange and (ii) changes in operating assets and liabilities of $0.2 million.

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

Investing Activities

No cash was used in investing activities for the nine months ended December 31, 2020 and December 31, 2019.

Financing Activities

During the nine months ended December 31, 2020, our financing consisted of the following:

•

The Company raised approximately $6.1 million in gross proceeds via the sale of 4,453,939 shares of common stock under the Jefferies ATM. The Company incurred $0.3 million of related costs which partially offset such proceeds.

•	The Company made payments of $518,000 on the insurance note payable related to premiums for its Director and Officer liability insurance coverage.

During the nine months ended December 31, 2019, our financing consisted of the following:

•

In April 2019, the Company raised $11.3 million after underwriting discounts and before offering expenses of $0.1 million through an underwritten registered offering of 8,000,000 shares of our common stock and 8,000,000 common stock purchase warrants.

•

For the nine months ended December 31, 2019, the Company raised approximately $0.6 million in gross proceeds via sale of 582,968 shares of common stock under the Jefferies ATM. The Company incurred $0.2 million of related costs which partially offset the proceeds.

•	During the nine months ended December 31, 2019, the Company made payments of $597,000 on the insurance note payable related to premiums for its Director and Officer liability insurance coverage.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and acting principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2020. Based on such evaluation, our principal executive officer and acting principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently evaluating the Company’s development strategy and product candidate portfolio, which may result in significant changes and have a material impact on our business, results of operations and financial condition.

In connection with our new CEO recently joining the Company, we are currently undertaking a strategic review of our development strategy and product candidate portfolio. As a result of this review, we may elect to discontinue, delay or modify preclinical or clinical trials of some product candidates or focus on others, and we may implement other operational changes, including to our reliance on internal and external resources. Any decision to make such changes will be based on an evaluation of a number of factors, including our assessment of internal and external resources, the design of or results from our preclinical and clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for pipeline candidates, the costs and complexities of manufacturing to ensure a safe and sustainable supply of investigational compounds can be delivered to patients, the potential of competing products, the likelihood of any challenges to our intellectual property, regardless of merit, the ongoing and potential effects of the COVID-19 or any future pandemics, and industry and market conditions generally. Any resulting changes could mean a significant change in the costs and timing associated with the development of our product candidates and could therefore materially impact our business, results of operations and financial condition. There can be no assurance that this review process will lead to the completion of any particular course of action.

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

3.3	Certificate of Designation of Series A Convertible Stock, dated January 7, 2020. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on January 8, 2020.)
3.4	Amended and Restated By-Laws of Tyme Technologies, Inc., effective April 2, 2018. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on April 2, 2018.)
10.1 *	Letter Agreement, dated November 24, 2020, by and between Richard Cunningham and Tyme Technologies, Inc.***
10.2 *	Letter Agreement, dated November 24, 2020, by and between Steve Hoffman and Tyme Technologies, Inc.***

31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1 **	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Schema Document.

101.CAL *	XBRL Calculation Linkbase Document.

101.DEF *	XBRL Definition Linkbase Document.

101.LAB *	XBRL Label Linkbase Document.

101.PRE *	XBRL Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
***	Mr. Cunningham’s and Mr. Hoffman’s personal addresses have respectively been redacted from these exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 3, 2021

TYME TECHNOLOGIES, INC.

By:	/s/ Richard Cunningham
Richard Cunningham
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Barbara Galaini
Barbara Galaini
Corporate Controller (Principal Financial Officer and Principal Accounting Officer)