Form 10-Q
period 2021-06-30
TYME TECHNOLOGIES, INC.
filed 2021-08-10
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2021

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

The number of shares outstanding of the registrant’s common stock on August 5, 2021 was 172,206,894.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. Such forward-looking statements within this report include, without limitation, statements regarding our drug candidates and technologies (including SM-88 and TYME- 18) and their clinical potential and non-toxic safety profiles, our drug development plans and strategies, ongoing and planned preclinical or clinical trials, including the proposed TYME-19 proof-of-concept study, preliminary data results and the therapeutic design and mechanisms of our drug candidates. The words “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “anticipates,” and similar expressions (including their use in the negative) are intended to identify forward-looking statements. Forward-looking statements can also be identified by discussions of future matters such as: the effect of the COVID-19 pandemic and the associated impact on the national and global economy as well as  impacts on the Company's ongoing clinical trials and ability to analyze data from those trials; the cost of development and potential commercialization of our lead drug candidate and of other new product candidates; expected releases of interim or final data from our clinical trials; possible collaborations; the timing, scope, status, objectives of our ongoing and planned trials; the success of management transitions and strategic initiatives; and other statements that are not historical. The forward-looking statements contained in this report are based on management’s current expectations and projections which are subject to uncertainty, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any historical results and future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include but are not limited to: the severity, duration, and economic impact of the COVID-19 pandemic; our ability to achieve the intended benefits of our strategic initiatives; that certain information is of a preliminary nature and may be subject to change; uncertainties inherent in the cost and outcomes of research and development, including the cost and availability of acceptable-quality clinical supply, and the ability to achieve adequate start and completion dates, as well as uncertainties in clinical trial design and patient enrollment, dropout or discontinuation rates; the possibility of unfavorable study results, including unfavorable new clinical data and additional analyses of existing data; risks associated with early, initial data, including the risk that the final data from any clinical trials may differ from prior or preliminary study data or analyses and may not support further clinical development; and that past reported data are not necessarily predictive of future patient or clinical data outcomes; whether and when any applications or other submissions for SM-88 or other drug candidates may be filed with regulatory authorities; whether and when regulatory authorities may approve any applications or submissions; decisions by regulatory authorities regarding labeling and other matters that could affect commercial availability of SM-88 or other drug candidates; the ability of TYME and its collaborators to develop and realize collaborative synergies; competitive developments; and the factors described in the section captioned “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the U.S. Securities and Exchange Commission on June 10, 2021, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (available at www.sec.gov).

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

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “TYME,” “we,” “us” or “our” refer to Tyme Technologies, Inc., together with its subsidiaries.

Throughout this Quarterly Report on Form 10-Q, we have used terms which are defined below:

AEs	Adverse events	IP	Intellectual Property
ASC	Accounting Standards Codification	KOLs	Key opinion leaders
ASU	Accounting Standards Update	LLC	Limited Liability Company
ATM	At-the-Market offering	MOA	Mechanism of Action
CBR	Clinical benefit rate	MPS	Methoxsalen, phenytoin, and sirolimus
CDK4/6

A gene that makes a protein involved in the cell cycle (the process a cell goes through each time it divides). Mutations (changes) in the CDK4/6 gene may cause cells to divide too quickly or in an uncontrolled way.

		ORR	Objective response rate
CMBTs	Cancer metabolism-based therapies	OS	Overall survival
CR	Complete responses	PanCAN	Pancreatic Cancer Action Network
DOR	Duration of response	PFS	Progression free survival
EPS	Earnings Per Share	PI	Principal Investigator
FASB	Financial Accounting Standards Board	RECIST	Response Evaluation Criteria In Solid Tumors
FDA	Food and Drug Administration	ROU	Right-of-use
GAAP	Generally Accepted Accounting Principles	SEC	U.S. Securities and Exchange Commission
HR+	hormone receptor positive	SPA	Securities Purchase Agreement
HER2-	Human epidermal growth factor receptor 2 negative

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2021	March 31, 2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$36,458,847	$107,516,420
Marketable securities	36,164,394	—
Prepaid clinical costs	613,162	987,470
Prepaid expenses and other current assets	1,452,071	1,152,970
Total current assets	74,688,474	109,656,860

Prepaid clinical costs, net of current portion	—	530,989
Operating lease right-of-use asset	66,559	75,471
Marketable securities	28,343,149	—
Total assets	$103,098,182	$110,263,320

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities (including $101,000 and $87,000 of related party accounts payable, respectively)	$3,561,431	$3,842,390
Severance payable	661,763	726,027
Accrued bonuses	370,600	1,040,710
Operating lease liability	37,727	34,658
Total current liabilities	4,631,521	5,643,785
Long-term liabilities
Severance payable	746,974	850,709
Operating lease liability, net of current portion	30,412	41,256
Warrant liability	1,206,778	1,931,921
Total liabilities	6,615,685	8,467,671
Commitments and contingencies (see Note 9)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 172,206,894 issued and outstanding at June 30, 2021, 300,000,000 authorized, 172,200,644 issued and outstanding at March 31, 2021	17,223	17,222
Additional paid in capital	239,222,294	238,572,442
Accumulated other comprehensive loss	(33,842)	—
Accumulated deficit	(142,723,178)	(136,794,015)
Total stockholders' equity	96,482,497	101,795,649
Total liabilities and stockholders' equity	$103,098,182	$110,263,320

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,
	2021	2020
Revenues	$—	$—
Operating expenses:
Research and development	4,184,411	4,715,295
General and administrative (including $115,000 and $203,000 of related party legal expenses, respectively)	2,468,159	3,057,072
Total operating expenses	6,652,570	7,772,367
Loss from operations	(6,652,570)	(7,772,367)
Other income (expense):
Change in fair value of warrant liability	725,143	(3,263,271)
Gain on warrant exchange	—	2,228,697
Other income	19,523	10,502
Interest expense	(21,259)	(29,376)
Total other income (expense)	723,407	(1,053,448)
Net loss	$(5,929,163)	$(8,825,815)
Basic and diluted loss per common share	$(0.03)	$(0.07)
Basic and diluted weighted average shares outstanding	172,205,452	124,582,014
Statements of Comprehensive Loss
Net loss	$(5,929,163)	$(8,825,815)
Other comprehensive loss
Unrealized loss on marketable securities	(33,842)	—
Comprehensive loss	$(5,963,005)	$(8,825,815)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance, April 1, 2021	172,200,644	$17,222	$238,572,442	$(136,794,015)	$—	$101,795,649
Proceeds from the exercise of stock options	6,250	1	6,187	—	—	6,188
Stock based compensation	—	—	643,665	—	—	643,665
Unrealized loss on available-for-sale securities	—	—	—	—	(33,842)	(33,842)
Net loss	—	—	—	(5,929,163)	—	(5,929,163)
Balance, June 30, 2021	172,206,894	$17,223	$239,222,294	$(142,723,178)	$(33,842)	$96,482,497

Balance, April 1, 2020	123,312,252	$12,333	$126,828,055	$(107,815,252)	$—	$19,025,136
Issuance of common stock from at-the-market financing facility, net of associated expenses of $120,790	891,944	89	1,171,497	—	—	1,171,586
Warrant to share exchange	2,406,250	241	3,393,534	—	—	3,393,775
Stock based compensation	—	—	1,068,696	—	—	1,068,696
Net loss	—	—	—	(8,825,815)	—	(8,825,815)
Balance, June 30, 2020	126,610,446	$12,663	$132,461,782	$(116,641,067)	$—	$15,833,378

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(5,929,163)	$(8,825,815)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	—	1,295
Amortization of employees, directors and consultants stock options	643,665	1,068,696
Change in fair value of warrant liability	(725,143)	3,263,271
Gain on warrant exchange	—	(2,228,697)
Net amortization of premiums and discounts on marketable securities	227,310	—
Change in unrealized gain (loss)	(7)	—
Change in operating assets and liabilities:
Prepaid clinical costs	905,297	(188,555)
Prepaid expenses and other assets	186,635	248,632
Operating lease right-of-use asset	8,912	69,506
Accounts payable and other current liabilities	(280,959)	1,641,320
Severance payable	(167,999)	(91,902)
Accrued bonuses	(670,110)	(1,333,199)
Operating lease liability	(7,775)	(14,612)
Net cash used in operating activities	(5,809,337)	(6,390,060)

Cash flows from investing activities
Purchases of marketable securities	(65,254,424)	—
Net cash used in investing activities	(65,254,424)	—

Cash flows from financing activities
Insurance note payments	—	(170,674)
Proceeds from registered offerings, net of issuance costs	—	1,171,586
Proceeds from exercise of stock options	6,188	—
Net cash provided by financing activities	6,188	1,000,912

Net decrease in cash and cash equivalents	(71,057,573)	(5,389,148)

Cash and cash equivalents – beginning	107,516,420	26,700,416
Cash and cash equivalents – ending	$36,458,847	$21,311,268

Supplemental Cash Flow Information:
Interest	$21,259	$29,376
Income taxes	$—	$—

Noncash investing and financing activities:
Cashless exchange of April 2019 Warrants to purchase 5,833,333 shares of common stock for 2,406,250 shares in May 2020.	$—	$—
Cashless exchange of April 2019 Warrants to purchase 2,166,667 shares of common stock for May 2020 Warrant to purchase the same number of shares common stock.	$—	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

Note 1. Nature of Business

Tyme Technologies, Inc. is a Delaware corporation headquartered in Bedminster, New Jersey, with a wholly-owned subsidiary, Tyme Inc. (together, “TYME” or the “Company”). The majority of the Company’s research, development and other business activities are conducted by Tyme Inc., which was incorporated in Delaware in 2013.

TYME is an emerging biotechnology company developing CMBTsTM that are intended to be effective across a broad range of solid tumors and hematologic cancers, while also maintaining patients’ quality of life through relatively low toxicity profiles. TYME’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic requirements to cause cancer cell death.

The Company’s lead clinical CMBT compound, SM-88, is an oral investigational modified proprietary tyrosine derivative that is hypothesized to interrupt the metabolic processes of cancer cells by breaking down the cells’ key defenses and leading to cell death through oxidative stress and exposure to the body’s natural immune system. Clinical trial data have shown that SM-88 has achieved confirmed tumor responses across 15 different cancers, both solid and liquid tumors, including pancreatic, lung, breast, prostate, sarcoma and lymphoma cancers, with minimal serious Grade 3 or higher AEs, which the Company believes is rare for investigational compounds.

Ongoing Studies

Precision Promise Trial- SM-88 with MPS as 2nd line therapy in metastatic pancreatic cancer

The Company has partnered with PanCAN to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision PromiseSM. The objective of Precision Promise is to expedite the study and approval of promising therapies for pancreatic cancer by bringing multiple stakeholders together, including academic, industry and regulatory entities. In this trial, which began in early 2020, SM-88 (with the conditioning agents MPS) is being studied as monotherapy in a treatment arm for patients who have failed one prior line of chemotherapy. PanCAN is sponsoring Precision Promise and providing funding and other support. While TYME’s SM-88 is included in the trial, the Company does not oversee, conduct or control the trial.

OASIS Trial in metastatic HR+/HER2- breast cancer

TYME also recently announced an agreement with Georgetown University to support a Phase II trial, OASIS, for SM-88 in patients with metastatic breast cancer who have HR+ and HER2- disease (“HR+/HER2-”) . This represents approximately 73% of the annual breast cancer diagnoses in the US each year. The OASIS trial is an investigator-initiated prospective open-label Phase II trial evaluating the efficacy and safety of SM-88 with MPS for the treatment of metastatic HR+/HER2- breast cancer after treatment with a CDK4/6 inhibitor. This trial is designed as a two-stage trial, enrolling up to 50 patients to receive SM-88 with MPS without additional therapies in patients who have failed or progressed after receiving two hormonal agents and a CDK4/6 inhibitor. The primary endpoint of this trial is ORR, with secondary endpoints including DOR, CBR at >24 weeks, PFS, and safety. The trial will be conducted at Georgetown University at a total of five sites within the Georgetown/MEDSTAR system located in Washington DC, Maryland, and New Jersey. Patient enrollment is expected to begin in the third quarter of calendar year 2021.

HoPES Trial in sarcoma

In early 2020, the open-label Phase 2 investigator-sponsored trial of SM-88 therapy in sarcoma, HoPES, opened. This trial has two cohorts, each expecting to enroll 12 patients. The first is SM-88 with MPS as salvage treatment in patients with mixed rare sarcomas, and the other is SM-88 with MPS as maintenance treatment for patients with metastatic Ewing’s sarcoma who had not progressed on prior therapy. The primary objectives are to measure ORR and PFS. Secondary objectives include DOR, OS, CBR using RECIST, and incidence of treatment-emergent AEs. The Joseph Ahmed Foundation is providing funding and patient support for this trial and the trial is being conducted by PI Dr. Chawla at the Sarcoma Oncology Center in Santa Monica, CA.

Preclinical Pipeline Programs

The Company has begun a comprehensive translational preclinical program focused on SM-88 MOA and Biomarker Identification/Validation. We have engaged Evotec, a leading global research and development company, to aid in the execution of these activities and are also incorporating several complementary academic collaborations into this multi-faceted program. The overall goal of these activities is to potentially identify actionable biomarkers of sensitivity and activity to SM-88 in various cancers, complementary combination drugs strategies for SM-88, and other cancer metabolism targets that could be targeted for treatment. Later in the program, the Company intends to incorporate liquid and tumor biopsies into future clinical trials to contribute to the biomarker identification. TYME anticipates this preclinical engagement will have several stages, and to likely last over at least this coming fiscal year and potentially beyond.

TYME-19 is an oral synthetically produced member of the bile acid family that is being developed for the potential treatment of COVID-19. From the Company’s metabolic understanding of bile acids, it was able to identify TYME-19 as a well characterized candidate and a potential treatment of corona viruses. TYME’s initial preclinical in vitro experiments displayed an effect against COVID-19 infection and replication . A patent has been issued for TYME-19 for the treatment of COVID-19.

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

TYME-18 and TYME-19 are in preclinical development, and the Company expects, at the proper time, to identify a potential partner for each in their respective areas. In particular to assist with the ongoing development of TYME-18, the Company will focus on securing a partner in the area of surgical oncology.

Discontinuing Programs

TYME-88-PANC (Part 2) (third-line Metastatic Pancreatic Cancer)

In fiscal year 2020, TYME launched its pivotal study for SM-88 in the third-line treatment of pancreatic cancer through an amendment to our ongoing TYME-88-Panc trial (Part 2), with the first patient dosed in the third quarter of the fiscal year. As described previously, the COVID-19 pandemic significantly impacted enrollment of this trial such that it appeared it was likely to complete enrollment in a similar timeline to the second-line Precision Promise pancreatic cancer trial. There was also a higher than expected dropout rate of patients randomized to the chemotherapy control arm, which could have potentially impacted the interpretative and regulatory utility of the data.

Following a comprehensive strategic review, considering, in part, the timeline and regulatory utility for this trial compared to the parallel Precision Promise trial and concentration of investment in this specific cancer, management concluded that it would be best to focus on the second-line Precision Promise trial which offers treatment options to patients earlier in their disease. Furthermore, the trial includes tumor biopsy and biomarker analyses that align with the Company’s overall strategic focus on identifying patients with the best chance of benefit from our therapies.

Therefore, the Company decided to stop enrollment and begin the process of closing down the trial. Patients currently on therapy will be allowed to continue treatment until progression or unacceptable toxicity. The closing of this trial is expected to require several months to complete. In the three months ended June 30, 2021, the Company expensed $930,000 of estimated closeout costs. The trial’s remaining ongoing expense to the Company is approximately $1.9 million, and is expected to be incurred over the next year.

The accompanying condensed consolidated financial statements include the results of operations of Tyme Technologies, Inc. and its wholly-owned subsidiary, Tyme, Inc.

Liquidity

The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically funded its operations primarily through equity offerings.

In February 2021, the Company raised $100 million in gross proceeds through a registered direct offering of 40,000,000 shares of its common stock, at a purchase price of $2.50 per share. The Company incurred $6.2 million of related costs, which offset such proceeds.

On January 7, 2020, the Company entered into an SPA with Eagle Pharmaceuticals, Inc. (“Eagle”), pursuant to which the Company raised $20.0 million through the issuance and sale to Eagle of 10,000,000 shares of common stock, at a price of $2.00 per share.

On October 18, 2019, TYME entered into an Open Market Sale AgreementSM (as amended, the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may, from time to time, sell shares of common stock through Jefferies having an aggregate offering price of up to $30.0 million (the “Jefferies ATM”). The Company did not sell any shares through the Jefferies ATM during the three months ended June 30, 2021. In the quarter ended June 30, 2020, the Company raised approximately $1.3 million in aggregate gross proceeds through the Jefferies ATM and paid commissions and expenses of $0.1 million.  At June 30, 2021, there remained approximately $22.2 million of availability to sell shares through the Jefferies ATM.

The proceeds of the aforementioned offerings are being used by the Company for continued clinical studies, drug commercialization and development activities and other general corporate and operating expenses.

For the three months ended June 30, 2021, the Company had negative cash flow from operations of $5.8 million and net loss of $5.9 million, which included non-cash expenses of $0.6 million related to non-cash equity compensation and $0.2 million net amortization expense of premiums and discounts on marketable securities, offset by $0.7 million income change in fair value of warrant liability. As of June 30, 2021, the Company had working capital of approximately $70.1 million.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021 filed with the SEC on June 10, 2021 (the “2021 10-K”). The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The Company’s condensed consolidated financial statements include the accounts of Tyme Technologies, Inc. and its subsidiary, Tyme Inc. All intercompany transactions and balances have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in ASC and ASU of the FASB.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended March 31, 2021 included in the Company’s 2021 10-K.

Cash and cash equivalents

Cash and cash equivalents include demand deposit accounts, money market funds and municipal debt securities. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at fair value.

Marketable Securities

All of the Company's marketable securities are debt securities and are classified as available-for-sale in accordance with the ASC Topic 320, “Investments - Debt and Equity Securities.” Available for sale securities are carried at fair value and reported in cash equivalents and marketable securities. Marketable securities are further classified as short-term or long-term based on maturity dates and the Company’s intent in line with its investment policy to hold the securities to scheduled maturity. Unrealized gains and losses on available-for-sale securities are excluded from net loss and reported in accumulated other comprehensive loss as a separate component of stockholders' equity. Other income includes interest, dividends, amortization of purchase premiums and discounts and other-than-temporary declines in the fair value of securities, if any.

For individual debt securities classified as available-for-sale securities where there has been a decline in fair value below amortized cost, the Company determines whether the decline resulted from a credit loss or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for a credit loss is recorded on our consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive loss, net of applicable taxes.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated financial statements for cash, accounts payable, and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The fair value of the severance payable approximates the carrying value, which represents the present value of future severance payments. Cash equivalents, marketable securities and the derivative warrant liability are recorded at fair value.

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

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no material re-measurements of fair value with respect to financial assets and liabilities, during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis see Note 6.

Derivative Warrant Liability

Certain freestanding common stock warrants that are related to the issuance of common stock are classified as liabilities and recorded at fair value due to characteristics that require liability accounting, primarily the obligation to issue registered shares of common stock upon notification of exercise or certain price protection provisions. Warrants of this type are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) in the condensed consolidated statement of operations. As noted in Note 8, Stockholders’ Equity, the Company classifies a warrant to purchase shares of its common stock as a liability on its condensed consolidated balance sheet if the warrant is a free-standing financial instrument that contains certain price protection features that cause the warrants to be treated as derivatives or requires the issuance of registered common shares upon exercise. Each warrant of this type is initially recorded at fair value on date of grant using the Monte Carlo simulation model or the Black-Scholes model, and is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense) in the consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant. The Company utilizes Level 3 fair value criteria to measure the fair value of the warrants (see Note 6).

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

Current Economic Conditions

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic and the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others to reduce its spread, including travel restrictions, shutdowns of businesses deemed non-essential, and stay-at-home or similar orders, has negatively impacted the global economy, financial markets, and the Company’s industry and has disrupted day-to-day life and business operations. Even as certain restrictions have been lifted, new processes implemented and vaccines become more widely available and administered, spikes in infections (including the spread of new variants) continue to be experienced as conditions evolve and fluctuate around the world. The Company believes that the current economic conditions are likely to continue to have a negative impact for the foreseeable future, and the extent to which they may impact the Company’s operations, liquidity and financial condition remains uncertain and may be significant.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of ASC 740 , Income Taxes and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. The Company adopted the pronouncement as of April 1, 2021 and the adoption of this standard did not have a material impact on its condensed consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and has since modified the standard with several ASUs (collectively, “Topic 326”). Topic 326 requires companies to present a financial asset (or a group of financial assets) measured at amortized cost and available for sale debt securities net of the amounts expected to be collected. Prior U.S. GAAP delayed recognition of the full amount of credit losses until the loss was probable of occurring. Under this ASU, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down of the security. Early adoption is permitted. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted the pronouncement as of April 1, 2021 and the adoption of this standard did not have a material impact on its condensed consolidated financial statements and disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU No. 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation.

The amendments in ASU No. 2020-06 are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB also specified that an entity should adopt the guidance as of the beginning of its annual fiscal year and is not permitted to adopt the guidance in an interim period. The Company adopted the pronouncement as of April 1, 2021 and the adoption of this standard did not have a material impact on its condensed consolidated financial statements and disclosures.

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended June 30,
	2021	2020
Basic and diluted net loss per common share calculation:
Net loss	$(5,929,163)	$(8,825,815)
Weighted average common shares outstanding — basic and diluted:	172,205,452	124,582,014
Net loss per share of common stock — basic and diluted	$(0.03)	$(0.07)

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing net loss attributable to the Company by the weighted average number of shares of Company Common Stock outstanding for the period, and diluted EPS is computed by including common stock equivalents outstanding for the period. During the periods presented, the calculation excludes any potential dilutive common shares and any equivalents as they would have been anti-dilutive.

The following outstanding securities at June 30, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

	June 30,
	2021	2020
Stock options	15,554,575	14,531,482
Warrants	3,104,318	3,104,318
Total	18,658,893	17,635,800

Note 4. Accounts Payable and Other Current Liabilities

Accounts payable (including accounts payable to a related party – see Note 11) and other current liabilities consisted of the following:

	June 30, 2021	March 31, 2021
Legal	$298,620	$454,139
Consultant and professional services	82,161	176,957
Accounting and auditing	37,601	55,349
Research and development	2,680,636	2,657,202
Board of Directors and Scientific Advisory Board Compensation	425,115	435,594
Other	37,298	63,149
Total	$3,561,431	$3,842,390

Note 5. Severance Payable

In April 2021, the Company entered into a Separation and General Release Agreement related to the separation of employment of its then-Chief Medical Officer as of March 31, 2021. The agreement provides for separation benefits which the Company recorded as severance expense for the year ended March 31, 2021. On March 15, 2019, the Company entered into a Release Agreement related to the separation of employment of its then-Chief Operating Officer. The agreement provides for salary continuance for five years, reimbursement of health benefits for three years and a modification to his outstanding stock options to extend the post-termination exercise period for his vested options from three months to five years. The Company recorded severance expense at its present value of $2.5 million (using a discount rate of 6%) for the year ended March 31, 2019, including $0.4 million relating to the stock option modification. The aggregate severance liability payable as of June 30, 2021 and March 31, 2021 was $1.4 million and $1.6 million, respectively.

6. Fair Value Measurements

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended June 30, 2021.

The Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2021 and March 31, 2021 are as follows:

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
June 30, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash equivalents
Money market funds	$4,843,049	$4,843,049	$—	$—
Municipal debt securities	4,172,157	—	4,172,157	—
Marketable Securities
Short-term
Corporate debt securities	9,857,770	—	9,857,770	—
Municipal debt securities	26,306,624	—	26,306,624	—
Long-term
Corporate debt securities	8,712,802	—	8,712,802	—
Municipal debt securities	19,630,347	—	19,630,347	—
	$73,522,749	$4,843,049	$68,679,700	$—
Financial liability
Warrant liability	$1,206,778	$—	$—	$1,206,778

March 31, 2021
Financial liability
Warrant liability	$1,931,921	$—	$—	$1,931,921

Fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The fair value of cash equivalents held in money market funds is determined based on “Level 1” inputs. Marketable securities classified as Level 2 within the valuation hierarchy consist of corporate debt securities and municipal debt securities. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs.

The fair value measurement for the warrant issued in conjunction with the Exchange Agreements (see Note 8 for transaction details) (the “May 2020 Warrant”) is based on significant inputs not observable in the market and is classified as Level 3 liability as of June 30, 2021 and March 31, 2021. The fair value of the May 2020 Warrant was determined using a Black Scholes model and included significant unobservable inputs such as volatility. The model also incorporated several observable assumptions at each valuation date including: the price of the Company’s common stock on the date of valuation, the remaining contractual term of the warrant and the risk free interest rate over the term.

The following table details key inputs and assumptions used to estimate the fair value of the May 2020 Warrant as of June 30, 2021 and March 31, 2021 using a Black Scholes model:

	May 2020 Warrant	May 2020 Warrants
	June 30, 2021	March 31, 2021
Stock price	$1.26	$1.78
Volatility	86%	78%
Remaining term (years)	2.76	3.01
Expected dividend yield	—	—
Risk-free rate	0.41%	0.35%

The following table summarizes activity for liabilities measured at fair value using Level 3 significant unobservable inputs:

June 30, 2021
Beginning balance, March 31, 2021	$1,931,921
Change in fair value of May 2020 Warrant liability	(725,143)
Ending balance, June 30, 2021	$1,206,778

Note 7. Available-for-Sale-Securities

The following table summarizes available-for-sale securities recorded in cash and cash equivalents or marketable securities as of June 30, 2021:

	June 30, 2021
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Money market funds	$4,843,049	$—	$—	$4,843,049
Corporate debt securities	18,599,882	141	(29,451)	18,570,572
Municipal debt securities	50,113,660	9,178	(13,710)	50,109,128
Total	$73,556,591	$9,319	$(43,161)	$73,522,749

The following table summarizes the classification of available-for-sale securities:

	June 30, 2021	March 31, 2021
Cash and cash equivalents	$9,015,206	$—
Marketable securities	64,507,543	—
Total	$73,522,749	$—

The following table summarizes our portfolio of available-for-sale securities by contractual maturity:

	Less than 12 months		12 months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Money market funds	$4,843,049	$—	$—	$—	$4,843,049	$—
Corporate debt securities	9,857,770	(4,965)	8,712,802	(24,345)	18,570,572	(29,310)
Municipal debt securities	30,478,781	(2,296)	19,630,347	(2,236)	50,109,128	(4,532)
Total	$45,179,600	$(7,261)	$28,343,149	$(26,581)	$73,522,749	$(33,842)

Note 8. Stockholders’ Equity

Exchange Agreements

On May 20, 2020, the Company entered into exchange agreements with holders (the “Holders”) of the warrants issued in April 2019 (the “April 2019 Warrants”). The April 2019 Warrants were offered and issued pursuant to the Company’s previous shelf registration statement on Form S-3 (File No. 333-211489).

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

The Company also entered into an exchange agreement (the “Warrant Exchange Agreement”) with another Holder of April 2019 Warrants to purchase 2,166,667 shares of Common Stock in the aggregate. Pursuant to the Warrant Exchange Agreement, the Company issued such Holder a new warrant (the “May 2020 Warrant”) to purchase the same number of shares of Common Stock. The May 2020 Warrant has the same expiration date, April 2, 2024, as the April 2019 Warrants, but has an exercise price of $1.80 and does not include certain price protection, anti-dilution provisions or other restrictions on Company action from the April 2019 Warrants. Concurrently therewith, such Holder executed and delivered to the Company a leak-out agreement that contained trading restrictions on sales of Common Stock issued upon exercise of the May 2020 Warrant that are substantially similar to the restrictions on Exchange Shares in the Share Leak-Out Agreement, provided that the leak-out restrictions will only apply to the first 893,750 shares of Common Stock issued pursuant to the May 2020 Warrant.

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

The Company determined that the May 2020 Warrant should be recorded as a derivative liability on the condensed consolidated balance sheet due to the May 2020 Warrant’s contractual provisions requiring issuance of registered common shares upon exercise. At May 20, 2020, the May 2020 Warrant was recorded at the fair value of $1.7 million as determined using the Black Scholes model and the change in fair value before and after the exchange of $0.3 million was recorded as a gain on warrant exchange as a component of other income (expense) within the condensed consolidated statement of operations. The key assumptions in applying the Black Scholes model were as follows: $1.64 stock price, 73% volatility, 3.87 years remaining term, 0.27% risk free rate and 7% discount for lack of marketability. The change in fair value of the May 2020 Warrant from May 20, 2020 through June 30, 2020 of $0.4 million income was recorded as a component of other income (expense) within the condensed consolidated statement of operations.

The following summarizes the common stock warrant activity for the three months ended June 30, 2021:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2021	3,104,318	$2.77
Granted	—	—
Exchanged	—	—
Outstanding at June 30, 2021	3,104,318	$2.77

At each of June 30, 2021 and March 31, 2021, 3,074,551, of common stock purchase warrants relating to SPAs were outstanding and exercisable.

Warrants

The Company has warrants to purchase its common stock outstanding as of June 30, 2021, as follows:

Issued	Classification	Warrants Outstanding	Exercise Price	Expiration
December 2015	Equity	446,500	$5.00	December 2025
February 2016	Equity	461,384	$5.00	February 2026
July 2016	Equity	29,767	$5.00	June 2026
May 2020	Liability	2,166,667	$1.80	April 2024

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

The Company did not sell any shares through the Jefferies ATM during the three months ended June 30,2021. During the three months ended June 30, 2020, the Company raised approximately $1.3 million in gross proceeds through the sale of 891,944 shares of Common Stock and incurred $0.1 million of related costs that offset the proceeds. At June 30, 2021, there remained approximately $22.2 million of availability to sell shares through the Jefferies ATM.

Securities Purchase Agreement

On January 7, 2020, the Company and Eagle entered into the Eagle SPA, pursuant to which the Company issued and sold to Eagle 10,000,000 shares of common stock, at a price of $2.00 per share. The Eagle SPA provides that Eagle will, subject to certain conditions, make an additional payment of $20 million upon the occurrence of a milestone event, which is defined as the earlier of (i) achievement of the primary endpoint of OS in the TYME-88-Panc pivotal trial; (ii) achievement of the primary endpoint of OS in the PanCAN Precision Promise SM-88 registration arm; or (iii) FDA approval of SM-88 in any cancer indication. This payment would be split into a $10 million milestone cash payment and a $10 million investment in TYME at a 15% premium to the then prevailing market price. Eagle’s shares will be restricted from sale until the earlier of three months following the milestone event or the three-year anniversary of the agreement.

Registered Direct Offering

On February 8, 2021, the Company closed on its registered direct offering with several healthcare-focused institutional and other institutional investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers an aggregate of 40,000,000 shares (the “Shares”) of common stock, $0.0001 par value per share. The Shares were sold at a purchase price of $2.50 per share for aggregate gross proceeds to the Company of $100 million, prior to deducting placement agent’s fees and other offering expenses payable by TYME. The Company incurred $6.2 million of related costs that offset such proceeds. The Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the SEC on August 12, 2020 and was declared effective on September 2, 2020 (Reg. No. 333-245033). H.C. Wainwright & Co. acted as the exclusive placement agent for the offering.

Note 9. Commitments and Contingencies

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities.

On April 1, 2020, the Company amended the Clinical Research Funding and Drug Supply Agreement dated October 9, 2018, with PanCAN, to enroll individuals diagnosed with pancreatic cancer in a platform style clinical research study. Stage 1 of the study was initiated in the fourth quarter of fiscal year 2020. As of June 30, 2021, after taking into consideration amounts already incurred, the remaining expense to the Company is approximately $3.8 million, subject to enrollment adjustments, and is expected to be incurred over the next year and three months.

Purchase Commitments
The Company has entered into contracts with manufacturers to supply SM-88 and certain related conditioning agents, in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods. Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The outstanding future contract obligations structured to match clinical supply needs for the Company’s ongoing trials and registration activity are approximately $0.6 million and $3.2 million, respectively, at June 30, 2021.

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

Total Company rent expense, including short term rentals, was approximately $14,000 and $77,000 for the three months ended June 30, 2021 and June 30, 2020, respectively.

Operating lease ROU assets and liabilities on the condensed consolidated balance sheet represents the present value of the remaining lease payments over the remaining lease terms. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. Payments for additional monthly fees to cover the Company's share of certain facility expenses are not included in operating lease ROU assets and liabilities. The Company uses its incremental borrowing rate of 11.0% to calculate the present value of its lease payments, as the implicit rates in the leases are not readily determinable.

As of June 30, 2021, the future minimum lease payments under non-cancellable operating lease agreements for which the Company has recognized operating lease ROU assets and lease liabilities were as follows:

June 30, 2021
Fiscal year 2022	$31,392
Fiscal year 2023	43,164
Total remaining lease payments	74,556
Less: present value adjustment	(6,417)
Total operating lease liabilities	68,139
Less: current portion	(37,727)
Operating lease liabilities, net of current portion	$30,412

Note 11. Related Party Transactions

Legal

Faegre Drinker Biddle & Reath (“Faegre Drinker”), formerly Drinker Biddle & Reath LLP (“DBR”), has provided legal services to the Company. The Company’s Chief Legal Officer and Corporate Secretary holds the consulting role “Senior Counsel” with Faegre Drinker. Legal fees incurred associated with Faegre Drinker were approximately $115,000 , and $235,000 for the three months ended June 30, 2021 and June 30, 2020, respectively. At June 30, 2021 and March 31, 2021, the Company had approximately $101,000 and $87,000, respectively, in accounts payable and accrued expenses payable to Faegre Drinker.

Note 12. Equity Incentive Plan

Stock Options

As of June 30, 2021, there was approximately $6.2 million of total unrecognized compensation expense related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average service period of 3.4 years.

As of June 30, 2021, there were 6,584,004 shares available for grant under the Company’s 2015 Equity Incentive Plan and 2016 Director Plan.

Stock based compensation expense was recognized as follows:

	Three Months Ended June 30,
	2021	2020
General and administrative	$471,000	$561,000
Research and development	173,000	508,000
Total	$644,000	$1,069,000

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

The weighted average assumptions used to determine such values are presented in the following table:

	June 30, 2021	June 30, 2020
Risk free interest rate	0.28% - 1.01%	0.22% - 0.40%
Expected volatility	97.11% - 105.37%	88.02% - 101.67%
Expected term (in years)	2.7 - 6.1	2.8 - 6.1
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options for the three months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2021	12,588,068	$2.92
Granted	3,021,500	$1.43
Cancelled/Forfeited	(48,743)	$1.47
Exercised	(6,250)	$0.99
Outstanding at June 30, 2021	15,554,575	$2.63
Options exercisable at June 30, 2021	8,863,457	$3.61

		Stock Options Outstanding			Stock Options Vested
Range of Exercise Price	Number Outstanding at June 30, 2021	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at June 30, 2021	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.95 - $8.75	15,554,575	$2.63	7.6	$551,145	8,863,457	$3.61	$133,339

The intrinsic value calculated as the excess of the market value as of June 30, 2021 over the exercise price of the options is $551,145. The market value per share as of June 30, 2021 was $1.26 as reported by the NASDAQ Capital Market.

Note 13. Income Taxes

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company weighed available positive and negative evidence and concluded that a full valuation allowance should continue to be maintained on its net deferred tax assets.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. As of June 30, 2021, the Company’s uncertain tax positions remain unchanged. Due to the full valuation allowance, none of the gross unrecognized tax benefits, if recognized, would affect the effective tax rate at June 30, 2021.

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

\

\\

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The disclosures in this Quarterly Report are complementary to those made in our Annual Report on Form 10-K filed with the SEC on June 10, 2021 (the “2021 10-K”). You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report and of our 2021 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “TYME” or “Tyme Technologies” refer to Tyme Technologies, Inc. together with its subsidiary. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

Overview

TYME is an emerging biotechnology company developing CMBTsTM that are intended to be effective across a broad range of solid tumors and hematologic cancers, while also maintaining patients’ quality of life through relatively low toxicity profiles. TYME’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic requirements to cause cancer cell death. Our lead first-in-class CMBT compound is SM-88 Early clinical results demonstrated by SM-88 in multiple advanced cancers, including pancreatic, prostate, sarcomas and breast, reinforce the potential of our emerging CMBT pipeline. Moreover, we believe our pipeline offers hope to patients for a new future in long-term management of advanced cancers.

Our lead clinical CMBT compound, SM-88, is an oral investigational modified proprietary tyrosine derivative that is hypothesized to interrupt the metabolic processes of cancer cells by breaking down the cells’ key defenses and leading to cell death through oxidative stress and exposure to the body’s natural immune system. To date, clinical trial data have shown that SM-88 has achieved confirmed tumor responses across 15 different cancers, both solid and liquid tumors, including pancreatic, lung, breast, prostate, sarcoma and lymphoma cancers, with minimal drug related serious Grade 3 or higher AEs, which we believe is rare for investigational compounds.

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

The strategic review process encompassed an extensive review of internal and external resources, the design of and results from our preclinical and clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for pipeline candidates, the costs and complexities of manufacturing to ensure a safe and sustainable supply of investigational compounds that can be delivered to patients, the potential of competing products, the likelihood of any challenges to our IP, regardless of merit, the ongoing and potential effects of COVID-19 or any future pandemics, and industry and market conditions generally. The review included internal and external assessments by industry experts, KOLs and advisors with considerable experience in the various areas we sought to probe and explore.

The strategic review process resulted in several key takeaways including, but not limited to:

•	broad activity across 15 cancer types as seen in the First in Human study and Compassionate Use program and confirmation of strong IP portfolio provides development opportunity and focus is critical;
•	the second-line Precision Promise trial is the priority in pancreatic cancer;
•	breast cancer is a priority indication for development as part of pipeline diversification beyond pancreatic cancer;
•	there is a need to refine our understanding of the MOA and identify biomarkers to enhance targeting of patient populations; and
•	the rapidly changing COVID-19 landscape requires a reevaluation of the market potential and development pathway for

TYME-19.

Ongoing Studies

Precision Promise Trial- SM-88 with MPS as 2nd line therapy in metastatic pancreatic cancer

The Company has partnered with PanCAN to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision PromiseSM. The objective of Precision Promise is to expedite the study and approval of promising therapies for pancreatic cancer by bringing multiple stakeholders together, including academic, industry and regulatory entities. In this trial which began in early 2020, SM-88 with MPS is being studied as monotherapy in a treatment arm for patients who have failed one prior line of chemotherapy. PanCAN is sponsoring Precision Promise and providing funding and other support. While TYME’s SM-88 is included in the trial, we do not oversee, conduct or control the trial.

OASIS (Metastatic HR+/HER2- Breast Cancer After CDK4/6 Inhibitors)

We recently announced an agreement with Georgetown University to support a Phase II trial, OASIS, for SM-88 in patients with metastatic breast cancer who have HR+and HER2- disease (“HR+/HER2-“). This represents approximately 73% of the annual breast cancer diagnoses in the US each year. The OASIS trial is an investigator-initiated prospective open-label Phase II trial evaluating the efficacy and safety of SM-88 with MPS for the treatment of metastatic HR+/ HER2- breast cancer after treatment with a CDK4/6 inhibitor. This trial is designed as a two-stage trial, enrolling up to 50 patients to receive SM-88 with MPS without additional therapies in patients who have failed or progressed after receiving two hormonal agents and a CDK4/6 inhibitor. The primary endpoint of this trial is ORR, with secondary endpoints including DOR, CBR at >24 weeks, PFS, and safety. The trial will be conducted at Georgetown University at a total of five sites within the Georgetown/MEDSTAR system located in Washington DC, Maryland, and New Jersey. Patient enrollment is expected to begin in the third quarter of calendar year 2021.

HoPES Phase II Trial in sarcoma

In early 2020, the open-label Phase 2 investigator sponsored trial of SM-88 therapy in sarcoma, HoPES, opened. This trial has two cohorts, each expecting to enroll 12 patients. The first is SM-88 with MPS as salvage treatment in patients with mixed rare sarcomas, the other is SM-88 with MPS as maintenance treatment for patients with metastatic Ewing’s sarcoma that had not progressed on prior therapy. The primary objectives are to measure ORR and PFS. Secondary objectives include DOR, OS, CBR using RECIST, and incidence of treatment-emergent AEs. The Joseph Ahmed Foundation is providing funding and patient support for this trial and the trial is being conducted by PI Dr. Chawla at the Sarcoma Oncology Center in Santa Monica, CA.

Preclinical Pipeline Programs

SM-88 MOA and Biomarker Research

The Company has begun a comprehensive translational preclinical program. We have engaged Evotec, a leading global research and development company to aid in the execution of these activities and are also incorporating several complementary academic collaborations into this multi-faceted program. The overall goal of these activities is to potentially identify actionable biomarkers of sensitivity and activity to SM-88 in various cancers, complementary combination drugs strategies for SM-88, and other cancer metabolism targets that could be targeted for treatment. Additionally, the Company intends to incorporate liquid and tumor biopsies to future clinical trials to contribute to the biomarker identification. We anticipate this engagement will have several stages, and to last likely over at least this coming fiscal year and likely beyond.

TYME 19 and TYME 18

TYME-19 is an oral synthetically produced member of the bile acid family that is being developed for the potential treatment of COVID-19. From the Company’s metabolic understanding of bile acids, it was able to identify TYME-19 as a well characterized candidate and a potential treatment of corona viruses. Our initial preclinical in vitro experiments displayed an effect against COVID-19 infection and replication, and we plan to continue to conduct additional tests to support the potential utility of TYME-19 in the treatment of COVID-19 and disease variants. A patent has been issued for TYME-19 for the treatment of COVID-19.

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

TYME-18 and TYME-19 are currently in preclinical development and we expect at the proper time, to identify a potential partner for each in their respective areas. In particular, to assist with the ongoing development of TYME-18, the Company will focus on securing a partner in the area of surgical oncology.

Discontinuing Programs

TYME-88-PANC (Part 2) (third-line Metastatic Pancreatic Cancer)

In fiscal year 2020, we launched our pivotal study for SM-88 in the third-line treatment of pancreatic cancer through an amendment to our ongoing TYME-88-Panc trial (Part 2), with the first patient dosed in the third quarter of the fiscal year. As described previously, the COVID-19 pandemic significantly impacted enrollment of this trial such that it appeared it was likely to complete enrollment in a similar timeline to the second-line Precision Promise pancreatic cancer trial. There was also a higher than expected dropout rate of patients randomized to the chemotherapy control arm, which could have potentially impacted the interpretative and regulatory utility of the data.

Following a comprehensive strategic review, considering, in part, the timeline and regulatory utility for this trial compared to the parallel Precision Promise trial and concentration of investment in this specific cancer, management concluded that it would be best to focus on the second-line Precision Promise trial which offers treatment options to patients earlier in their disease. Furthermore, the trial includes tumor biopsy and biomarker analyses that align with the Company’s overall strategic focus on identifying patients with the best chance of benefit from our therapies.

Therefore, the Company decided to stop enrollment and begin the process of closing down the trial. Patients currently on therapy will be allowed to continue treatment until progression or unacceptable toxicity. The closing of this trial is expected to require several months to complete. In the three months ended June 30, 2021, the Company expensed $930,000 of estimated closeout costs. The trial’s remaining ongoing expense to the Company is approximately $1.9 million, and is expected to be incurred over the next year.

COVID-19 Update

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others to reduce its spread, including travel restrictions, shutdowns of businesses deemed non-essential, and stay-at-home or similar orders, has negatively impacted the global economy, financial markets, and our industry and has disrupted day-to-day life and business operations. We continue to closely monitor the impact of COVID-19 on all aspects of our business, our clinical trials, and the safety of patients, including as vaccines become more widely available, as jurisdictions ease certain restrictions and as possible new outbreaks or virus variants, such as the Delta variant, emerge and jurisdictions evaluate new or renewed safety measures. We continue to work closely with our clinical trial sites during the pandemic, and are committed to working with them to assure appropriate access for patients who are seeking clinical trial options for these advanced cancers for which the patients have limited or no other treatment options.

We have also taken important steps to protect the health and welfare of our employees, consultants and board members, by continuing to provide a fully “work-from-home” option. The extent to which COVID-19 impacts our product candidates and business, including patients’ willingness to participate and remain in clinical trials, the timing of meeting enrollment expectations, the ability of our third-party partners to remain operational and our access to capital markets and financing sources, however, depends on numerous evolving factors that are highly uncertain and cannot be accurately predicted. Management continues to monitor the situation closely and intends to continue to adapt and implement process adjustments as needed.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, warrant liability, and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in our 2021 10-K.

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

As noted in Item 1. Note 8, Stockholders’ Equity, the Company classifies a warrant to purchase shares of its common stock as a liability on its condensed consolidated balance sheet if the warrant is a free-standing financial instrument that contains certain price protection features or requires issuance of registered common shares upon exercise which cause the warrants to be treated as derivatives. Each warrant of this type is initially recorded at fair value on date of grant using the Monte Carlo simulation model or the Black Scholes model, and is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense) in the condensed consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net loss for the three months ended June 30, 2021 was $5,929,000 compared to $8,826,000 for the three months ended June 30, 2020. The decrease in losses for the current three-month period is due to favorable variance of $3,988,000 in the change in fair value of the warrant liability offset by $2,229,000 prior years gain on the warrant exchange and decreased operating costs. The decrease in operating costs for the current three month period of $1,120,000 related to decreased research and development costs of $531,000 and decreased general and administrative costs of $589,000.

Cash used in operating activities for the three-months ended June 30, 2021 was $5,809,000 compared to $6,390,000 for the three months ended June 30, 2020. See “Cash Flows” section below for further details.

Revenues

During the three months ended June 30, 2021 and 2020, the Company did not realize any revenues from operations. We do not anticipate any revenues until such time as one of our product candidates has been approved for commercialization by appropriate regulatory authorities or we enter into certain types of collaboration or licensing arrangements, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended June 30, 2021, operating costs and expenses totaled $6,652,000 compared to $7,772,000 for the three months ended June 30, 2020, a decrease of $1,120,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $4,184,000 for the three months ended June 30, 2021, compared to $4,715,000 for the three months ended June 30, 2020, a decrease of $531,000. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:

o

Study and consulting expenses were $3,465,000 for the three months ended June 30, 2021, compared to $3,553,000 for the three months ended June 30, 2020. The decrease reflects an expense of $930,000 for estimated close out costs of the TYME-88-Panc Part 2 third-line Metastatic Pancreatic Cancer trial discontinued in the quarter, which was more than offset by lower ongoing trial costs.

o

Salary and salary-related expenses for research and development personnel were $546,000 for the three months ended June 30, 2021, compared to $655,000 for the three months ended June 30, 2020, a decrease of $109,000 primarily due to lower headcount for roles currently outsourced to consultants.

o

Included in research and development expense for the three months ended June 30, 2021 is $173,000 of stock-based compensation expense related to stock options granted to research and development personnel compared to $508,000 for the three months ended June 30, 2020, a decrease of $335,000 primarily attributable to fully vested grants and cancellation/forfeiture of options.

•

General and administrative expenses were $2,468,000 for the three months ended June 30, 2021, compared to $3,057,000 for the three months ended June 30, 2020, a decrease of $589,000. The general and administrative expenses for the respective periods include:

o

Other general and administrative expenses were $1,997,000 during the three months ended June 30, 2021, compared to $2,496,000 for the three months ended June 30, 2020, a decrease of $499,000, reflecting lower professional fees, employee costs and office rent expense.

o

Stock-based compensation expense related to stock options was $471,000 for the three months ended June 30, 2021 compared to $561,000 for the three months ended June 30, 2020, a decrease of $90,000, primarily attributable to fully vested grants and cancellation of options.

Other income (expense)

For the three months ended June 30, 2021, the Company had $725,000 non-cash income relating to the change in fair value of the warrant liability during the period, compared to $3,263,000 expense for the three months ended June 30, 2020, resulting in a $3,988,000 variance between the periods. See Item 1, Note 8 for details regarding changes in the fair value of the warrant liability.

For the three months ended June 30, 2020, the Company had a non-cash gain on warrant exchanges of $2,229,000 pursuant to the Share Exchange Agreements and the Warrant Exchange Agreement. See Item 1, Note 8 for additional details.

For the three months ended June 30, 2021 the Company had investment income and interest income on cash accounts of $19,000 compared to $10,000 for the three months ended June 30, 2020. For the three months ended June 30, 2021, the Company had interest expense primarily related to the amortization of the severance payable discount of $21,000 compared to $29,000 for the three months ended June 30, 2020.

Adjusted Net Loss and Adjusted Net Loss per Share

After adjusting for change in fair value of warrant liability, amortization of employees, directors and consultants stock options and gain on warrant exchange, adjusted net loss for the three months ended June 30, 2021 was $6,010,000 or $0.03 per share compared to $6,723,000 or $0.05 per share for the three months ended June 30, 2020. Adjusted net loss and adjusted net loss per share are non-GAAP measures. See “Use of Non-GAAP Measures” below for a reconciliation to the comparable GAAP measures.

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

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended June 30,
	2021	2020
Net loss (GAAP)	$(5,929,000)	$(8,826,000)
Adjustments:
Change in fair value of warrant liability	(725,000)	3,263,000
Amortization of employees, directors and consultants stock options	644,000	1,069,000
Gain on warrant exchange	—	(2,229,000)
Adjusted net loss (non-GAAP)	$(6,010,000)	$(6,723,000)

Reconciliation of Net Loss Per Share to Adjusted Net Loss Per Share
	Three Months Ended June 30,
	2021	2020
Net loss per share (GAAP)	$(0.03)	$(0.07)
Adjustments:
Change in fair value of warrant liability	*	0.03
Amortization of employees, directors and consultants stock options	*	0.01
Gain on warrant exchange	—	(0.02)
Adjusted net loss per share (non-GAAP)	$(0.03)	$(0.05)
* The effect of the change in fair value of the warrant liability was negligible to the adjusted net loss per share.

The Non-GAAP Measures for the three months ended June 30, 2021 and 2020 provide management with additional insight into the Company’s results of operations from period to period by excluding certain non-operational and non-cash charges, and are calculated using the following adjustments to net loss:

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

The Company intends to continue to use the net proceeds of this offering for the development of our clinical and preclinical assets and for general corporate purposes, capital expenditures, working capital and general and administrative expenses. We may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our own, although we have no current plans, commitments or agreements with respect to any acquisitions. In addition, we may also use the proceeds, and may require additional capital, to engage in potential partnerships or collaborations. The Company’s most significant funding needs are in connection with (i) participating in Precision Promise, an adaptive randomized Phase II/III trial with registration intent, which examines our lead compound SM-88 for patients with second-line pancreatic cancer, and closing out our Part 2 of TYME-88 pivotal trial, (ii) conducting preclinical and clinical studies in connection with TYME-19, (iii) participating in the investigator-initiated HoPES clinical trial of SM-88 in sarcoma, (iv) participating in OASIS, our recently announced investigator-initiated prospective open-label Phase II trial, evaluating the efficacy and safety of SM-88 with MPS for the treatment of metastatic HR+, HER2- breast cancer after treatment, and (v) conducting preclinical biomarker and MOA research of our lead clinical program SM-88 to potentially identify actionable biomarkers of sensitivity and activity to SM-88 in various cancers, identifying potential complementary combination drugs strategies for SM-88, and potentially identify other cancer metabolism targets that could be targeted for treatment, and (vi) conducting additional or related studies of other potential drug candidates, including TYME-18 and TYME-19. The greater scale of these trials is expected to lead to increased costs, including providing SM-88 for patient use. If we determine to move beyond the pre-clinical stage for any of our pre-clinical product candidates or if we pursue studies in other cancer types, our liquidity requirements will be increased.

Primarily as a result of its active clinical trials, including timing of enrollment, as well as other business developments, the Company currently anticipates that its quarterly cash operating expense will average approximately $6.0 to $8.0 million during fiscal year 2022. Management expects that the Company’s net cash usage or net “cash burn” will be less than its operating costs.

As of June 30, 2021, the Company had cash on hand of approximately $36.5 million and a working capital of approximately $70.1 million. During the three months ended June 30, 2021, the Company established an investment policy and invested approximately $74.1 million in a portfolio of highly liquid investments and marketable securities. The primary objectives of the Company’s policy are to preserve capital and diversify risk, while maintaining sufficient liquidity to meet cash flow needs.

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

The Company has historically funded its operations primarily through equity offerings of its common stock. As a clinical-stage entity, without product revenues and ongoing needs to fund our clinical development activities and general operations, we regularly evaluate opportunities to raise capital and obtain necessary, as well as opportunistic financing. To meet our short and long-term liquidity needs, we currently expect to use existing cash balances, marketable securities and a variety of other means, including potential issuances of debt or equity securities in public or private financings, option exercises, and partnerships and/or collaborations. The demand for the equity and debt of biopharmaceutical and biotechnology companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations.

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

Historical Financings

On January 7, 2020, the Company and Eagle Pharmaceuticals, Inc. (“Eagle”) entered into an SPA (the “Eagle SPA”), pursuant to which the Company issued and sold to Eagle 10,000,000 shares of common stock, at a price of $2.00 per share. The Eagle SPA provides that Eagle will, subject to certain conditions, make an additional payment of $20 million upon the occurrence of a milestone event, which is defined as the earlier of (i) achievement of the primary endpoint of OS in the TYME-88-Panc pivotal trial; (ii) achievement of the primary endpoint of OS in the PanCAN Precision PromiseSM SM-88 registration arm; or (iii) FDA approval of SM-88 in any cancer indication. This payment would be split into a $10 million milestone cash payment and a $10 million investment in TYME at a 15% premium to the then prevailing market price. Eagle’s shares will be restricted from sale until the earlier of three months following the milestone event or the three-year anniversary of the agreement.

On October 18, 2019, the Company entered into an Open Market Sale AgreementSM , which was amended on August 12, 2020 (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may, from time to time, sell shares of Common Stock, having an aggregate offering price of up to $30.0 million through Jefferies, as the Company’s sales agent (the “Jefferies ATM”). As indicated in the amendment, the shares will be offered and sold by the Company pursuant to its currently effective Registration Statement on Form S-3, as amended (Reg. No. 333-245033). Any sales of Common Stock pursuant to the Sales Agreement will be made by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts to sell the shares from time to time, based on the instructions of the Company. The Company will pay Jefferies a commission rate of three percent (3%) of the gross proceeds from the sales of shares of Common Stock sold pursuant to the Sale Agreement. Under the Sale Agreement, the Company is not required to use the full available amount authorized and it may, by giving notice as specified in the Sale Agreement, terminate the Sale Agreement at any time. During the three months ended June 30, 2021, the Company did not raise any proceeds under the Jefferies ATM. As of June 30, 2021, there remained approximately $22.2 million of availability in the Jefferies ATM.

In May 20, 2020, the Company entered into exchange agreements (the “Share Exchange Agreements”) with the Holders of warrants that were issued in April 2019 (the “April 2019 Warrants”). Pursuant to the Share Exchange Agreements with Holders of the April 2019 Warrants to purchase 5,833,333 shares of Common Stock in the aggregate, the Company issued an aggregate of 2,406,250 shares of Common stock (the “Exchange Shares”) in exchange for such April 2019 Warrants. Concurrently therewith, each such Holder executed and delivered to the Company a leak-out agreement (a “Share Leak-Out Agreement”) that contained trading restrictions with respect to the Exchange Shares, which (i) for the first 90 days, prohibit any sales of Exchange Shares, (ii) for the subsequent 90 days, limit sales of Exchange Shares on any day to 2.5% of that day’s trading volume of Common Stock, and (iii) prohibit new short positions or short sales on Common Stock for the combined 180 day period.

The Company also entered into an exchange agreement (the “Warrant Exchange Agreement”) with another Holder of April 2019 Warrants to purchase 2,166,667 shares of Common Stock in the aggregate. Pursuant to the Warrant Exchange Agreement, the Company issued such Holder a new warrant (the “May 2020 Warrant”) to purchase the same number of shares of Common Stock. The May 2020 Warrant has the same expiration date, April 2, 2024, as the April 2019 Warrants, but has an exercise price of $1.80 and does not include certain price protection, anti-dilution provisions or other restrictions on Company action from the 2019 April Warrants. Concurrently therewith, such Holder executed and delivered to the Company a leak-out agreement that contained trading restrictions on sales of Common Stock issued upon exercise of the May 2020 Warrant that are substantially similar to the restrictions on Exchange Shares in the Share Leak-Out Agreement, provided that the leak-out restrictions will only apply to the first 893,750 shares of Common Stock issued pursuant to the May 2020 Warrant.

After such exchanges, the April 2019 Warrants no longer remained outstanding.

Cash Flows

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Three Months Ended June 30,
	2021	2020
Net cash (used in) provided by operating activities	$(5,809,000)	$(6,390,000)
Net cash (used in) provided by investing activities	(65,254,000)	—
Net cash (used in) provided by financing activities	6,000	1,001,000

Operating Activities

Our cash used in operating activities in the three months ended June 30, 2021 totaled $5.8 million, which is the sum of (i) our net loss of $5.9 million, adjusted for non-cash items of $0.6 million expense amortization of stock-based compensation and $0.2 million net amortization expense of premiums and discounts on marketable securities, offset by $0.7 million income related to change in fair value of warrant liability.

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

Investing Activities

During the three months ended June 30, 2021, our investing activities consisted of the following:

•

The Company purchased $74.1 million of marketable securities of which $65.3 million were classified as marketable securities and $8.8 million were classified as cash equivalents on the Company’s condensed consolidated balance sheet.

Financing Activities

During the three months ended June 30, 2021, our financing consisted of the following:

•	The Company raised $6,000 through the exercise of stock options.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and acting principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2021. Based on such evaluation, our principal executive officer and acting principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on us, our business, operating results or financial condition.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended March 31, 2021 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

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

3.3	Certificate of Designation of Series A Convertible Stock, dated January 7, 2020. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on January 8, 2020.)
3.4	Amended and Restated By-Laws of Tyme Technologies, Inc., effective April 2, 2018. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on April 2, 2018.)
31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1 **	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH *	Inline XBRL Taxonomy Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101.INS)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2021

TYME TECHNOLOGIES, INC.

By:	/s/ Richard Cunningham
Richard Cunningham
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Frank Porfido
Frank Porfido
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Barbara Galaini
Barbara Galaini
Corporate Controller (Principal Accounting Officer)