Form 10-Q
period 2021-09-30
TYME TECHNOLOGIES, INC.
filed 2021-11-08
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2021

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

The number of shares outstanding of the registrant’s common stock on November 3, 2021 was 172,206,894.

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

Throughout this Quarterly Report on Form 10-Q, we have used terms which are defined below:

AEs	Adverse events	KOLs	Key opinion leaders
ASC	Accounting Standards Codification	LLC	Limited Liability Company
ASU	Accounting Standards Update	MOA	Mechanism of Action
ATM	At-the-Market offering	MPS	Methoxsalen, phenytoin, and sirolimus
CBR	Clinical benefit rate	ORR	Objective response rate
CDK4/6

A gene that makes a protein involved in the cell cycle (the process a cell goes through each time it divides). Mutations (changes) in the CDK4/6 gene may cause cells to divide too quickly or in an uncontrolled way.

		OS	Overall survival
CMBTs	Cancer metabolism-based therapies	PanCAN	Pancreatic Cancer Action Network
DOR	Duration of response	PFS	Progression free survival
EPS	Earnings Per Share	PI	Principal Investigator
FASB	Financial Accounting Standards Board	RECIST	Response Evaluation Criteria In Solid Tumors
FDA	Food and Drug Administration	ROU	Right-of-use
GAAP	Generally Accepted Accounting Principles	SAB	Staff Accounting Bulletin
HR+	hormone receptor positive	SEC	U.S. Securities and Exchange Commission
HER2-	Human epidermal growth factor receptor 2 negative	SPA	Securities Purchase Agreement
IP	Intellectual Property

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2021	March 31, 2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$29,215,611	$107,516,420
Marketable securities	46,294,783	—
Prepaid clinical costs	560,098	987,470
Prepaid expenses and other current assets	1,309,366	1,152,970
Total current assets	77,379,858	109,656,860

Prepaid clinical costs, net of current portion	—	530,989
Operating lease right-of-use asset	57,396	75,471
Marketable securities	20,369,388	—
Total assets	$97,806,642	$110,263,320

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities (including $68,000 and $87,000 of related party accounts payable, respectively)	$3,339,131	$3,842,390
Severance payable	653,295	726,027
Accrued bonuses	741,197	1,040,710
Operating lease liability	38,883	34,658
Total current liabilities	4,772,506	5,643,785
Long-term liabilities
Severance payable, net of current portion	642,958	850,709
Operating lease liability, net of current portion	19,267	41,256
Warrant liability	862,612	1,931,921
Total liabilities	6,297,343	8,467,671
Commitments and contingencies (see Note 9)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 172,206,894 issued and outstanding at September 30, 2021, 300,000,000 authorized, 172,200,644 issued and outstanding at March 31, 2021	17,223	17,222
Additional paid in capital	239,838,521	238,572,442
Accumulated other comprehensive loss	(58,557)	—
Accumulated deficit	(148,287,888)	(136,794,015)
Total stockholders' equity	91,509,299	101,795,649
Total liabilities and stockholders' equity	$97,806,642	$110,263,320

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	3,495,416	4,707,448	7,679,827	9,422,743
General and administrative (including $151,000, $138,000, $266,000 and $341,000 of related party legal expenses, respectively)	2,433,099	2,613,689	4,901,258	5,670,761
Total operating expenses	5,928,515	7,321,137	12,581,085	15,093,504
Loss from operations	(5,928,515)	(7,321,137)	(12,581,085)	(15,093,504)
Other income (expense):
Change in fair value of warrant liability	344,166	489,572	1,069,309	(2,773,699)
Gain on warrant exchange	—	—	—	2,228,697
Other income	39,007	7,011	58,530	17,513
Interest expense	(19,368)	(25,980)	(40,627)	(55,356)
Total other income (expense)	363,805	470,603	1,087,212	(582,845)
Net loss	$(5,564,710)	$(6,850,534)	$(11,493,873)	$(15,676,349)
Basic and diluted loss per common share	$(0.03)	$(0.05)	$(0.07)	$(0.12)
Basic and diluted weighted average shares outstanding	172,206,894	128,046,895	172,206,177	126,323,921
Statements of Comprehensive Loss
Net loss	$(5,564,710)	$(6,850,534)	$(11,493,873)	$(15,676,349)
Other comprehensive loss
Unrealized loss on marketable securities, net of tax	(24,715)	—	(58,557)	—
Comprehensive loss	$(5,589,425)	$(6,850,534)	$(11,552,430)	$(15,676,349)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended September 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance, April 1, 2021	172,200,644	$17,222	$238,572,442	$(136,794,015)	$—	$101,795,649
Proceeds from the exercise of stock options	6,250	1	6,187	—	—	6,188
Stock based compensation	—	—	643,665	—	—	643,665
Unrealized loss on available-for-sale securities	—	—	—	—	(33,842)	(33,842)
Net loss	—	—	—	(5,929,163)	—	(5,929,163)
Balance, June 30, 2021	172,206,894	$17,223	$239,222,294	$(142,723,178)	$(33,842)	$96,482,497
Stock based compensation	—	—	616,227	—	—	616,227
Unrealized loss on available-for-sale securities	—	—	—	—	(24,715)	(24,715)
Net loss	—	—	—	(5,564,710)	—	(5,564,710)
Balance, September 30, 2021	172,206,894	$17,223	$239,838,521	$(148,287,888)	$(58,557)	$91,509,299

Balance, April 1, 2020	123,312,252	$12,333	$126,828,055	$(107,815,252)	$—	$19,025,136
Issuance of common stock from at-the-market financing facility, net of associated expenses of $120,790	891,944	89	1,171,497	—	—	1,171,586
Warrant to share exchange	2,406,250	241	3,393,534	—	—	3,393,775
Stock based compensation	—	—	1,068,696	—	—	1,068,696
Net loss	—	—	—	(8,825,815)	—	(8,825,815)
Balance, June 30, 2020	126,610,446	$12,663	$132,461,782	$(116,641,067)	$—	$15,833,378
Issuance of common stock from at-the-market financing facility, net of associated expenses of $166,918	3,561,995	356	4,634,192	—	—	4,634,548
Stock based compensation	—	—	883,929	—	—	883,929
Net loss	—	—	—	(6,850,534)	—	(6,850,534)
Balance, September 30, 2020	130,172,441	$13,019	$137,979,903	$(123,491,601)	$—	$14,501,321

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(11,493,873)	$(15,676,349)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	—	2,590
Amortization of employees, directors and consultants stock options	1,259,892	1,952,625
Change in fair value of warrant liability	(1,069,309)	2,773,699
Gain on warrant exchange	—	(2,228,697)
Net amortization of premiums and discounts on marketable securities	722,493	—
Gain on call redemption of marketable securities	(109)	—
Change in operating assets and liabilities:
Prepaid clinical costs	958,361	(535,376)
Prepaid expenses and other assets	425,138	500,304
Operating lease right-of-use asset	18,075	132,974
Accounts payable and other current liabilities	(503,259)	1,550,056
Severance payable	(280,483)	(183,906)
Accrued bonuses	(299,513)	(1,017,189)
Operating lease liability	(17,764)	(34,830)
Net cash used in operating activities	(10,280,351)	(12,764,099)

Cash flows from investing activities
Purchases of marketable securities	(74,516,729)	—
Proceeds from maturities of marketable securities	6,490,083	—
Net cash used in investing activities	(68,026,646)	—

Cash flows from financing activities
Insurance note payments	—	(343,374)
Proceeds from registered offerings, net of issuance costs	—	5,806,134
Proceeds from exercise of stock options	6,188	—
Net cash provided by financing activities	6,188	5,462,760

Net decrease in cash and cash equivalents	(78,300,809)	(7,301,339)

Cash and cash equivalents – beginning	107,516,420	26,700,416
Cash and cash equivalents – ending	$29,215,611	$19,399,077

Supplemental Cash Flow Information:
Interest	$40,627	$55,356
Income taxes	$—	$—

Noncash investing and financing activities:
Cashless exchange of April 2019 Warrants to purchase 5,833,333 shares of common stock for 2,406,250 shares in May 2020.	$—	$—
Cashless exchange of April 2019 Warrants to purchase 2,166,667 shares of common stock for May 2020 Warrant to purchase the same number of shares common stock.	$—	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2021

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

The Company is currently focused on developing its novel compound, SM-88. The Company believes that early clinical results demonstrated by SM-88 in multiple advanced cancers, including pancreatic, prostate, sarcomas and breast, reinforce the potential of its emerging CMBT™ pipeline.

Ongoing Studies

Precision Promise Trial- SM-88 with MPS as 2nd line therapy in metastatic pancreatic cancer

The Company has partnered with PanCAN to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision PromiseSM. The objective of Precision Promise is to expedite the study and approval of promising therapies for pancreatic cancer by bringing multiple stakeholders together, including academic, industry and regulatory entities. In this trial, which began in early 2020, SM-88 (with the conditioning agents MPS) is being studied as monotherapy in a treatment arm for patients who have failed one prior line of chemotherapy. PanCAN is sponsoring Precision Promise and providing funding and other support. While TYME’s SM-88 is included in the trial, the Company does not oversee, conduct or control the trial. As of September 30, 2021, there were fifteen participating sites in the Precision Promise trial. PanCAN has approved adding 15 additional sites, with five new sites planned to open in early calendar year 2022 and an additional ten sites expected to open by the end of calendar year 2022.

Although we do not have details of the enrollment of the SM-88 cohort, the next likely event in the trial would be a determination of potential “graduation” from the Phase II portion of the trial to the Phase III confirmatory portion of the trial. We expect to learn if the trial advances to Phase III during the second half of calendar year 2022.

OASIS Trial in metastatic HR+/HER2- breast cancer

This quarter, the Company announced an agreement with Georgetown University to support a Phase II trial, OASIS, for SM-88 in patients with metastatic breast cancer who have HR+ and HER2- disease (“HR+/HER2-”) . This represents approximately 73% of the annual breast cancer diagnoses in the US each year. The OASIS trial is an investigator-initiated prospective open-label Phase II trial evaluating the efficacy and safety of SM-88 with MPS for the treatment of metastatic HR+/HER2- breast cancer after treatment with a CDK4/6 inhibitor. This trial is designed as a two-stage trial, enrolling up to 50 patients to receive SM-88 with MPS without additional therapies in patients who have failed or progressed after receiving two hormonal agents and a CDK4/6 inhibitor. The primary endpoint of this trial is ORR, with secondary endpoints including DOR, CBR at >24 weeks, PFS, and safety. The trial will be conducted at Georgetown University at a total of five sites within the Georgetown/MEDSTAR system located in Washington DC, Maryland, and New Jersey. Patient enrollment began this quarter with the first patient dosed in September. We plan to provide an update on the OASIS breast cancer study during the first half of calendar year 2023.

HoPES Trial in sarcoma

In early 2020, the open-label Phase 2 investigator-sponsored trial of SM-88 therapy in sarcoma, HoPES, opened. This trial has two cohorts, each expecting to enroll 12 patients. The first is SM-88 with MPS as salvage treatment in patients with mixed rare sarcomas, and the other is SM-88 with MPS as maintenance treatment for patients with metastatic Ewing’s sarcoma who had not progressed on prior therapy. The primary objectives are to measure ORR and PFS. Secondary objectives include DOR, OS, CBR using RECIST, and incidence of treatment-emergent AEs. The Joseph Ahmed Foundation is sponsoring this trial and the trial is being conducted by PI Dr. Chawla at the Sarcoma Oncology Center in Santa Monica, CA. We anticipate that the trial will complete enrollment by the end of the first half of calendar year 2022.

Preclinical Pipeline Programs

The Company has begun a comprehensive translational preclinical program focused on SM-88 MOA and Biomarker Identification/Validation. We have engaged Evotec, a leading global research and development company, to aid in the execution of these activities and are also incorporating several complementary academic collaborations into this multi-faceted program. The overall goal of these activities is to potentially identify actionable biomarkers of sensitivity and activity to SM-88 in various cancers, complementary combination drugs strategies for SM-88, and other cancer metabolism targets that could be targeted for treatment. Later in the program, the Company intends to incorporate liquid and tumor biopsies into future clinical trials to contribute to the biomarker identification. TYME anticipates this preclinical engagement will have several stages, and that it is likely to last through this fiscal year and also into future periods.

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

TYME-19 is an oral synthetic member of the bile acid family. The Company also uses bile acids in its anticancer drug candidate, TYME-18. Because of its expertise in bile acids and their effects, the Company was able to identify TYME-19 as a well-characterized bile acid with potential antiviral properties. Bile acids have primarily been used for liver disease; however, like all steroids, they are messenger molecules that modulate a number of diverse critical cellular processes. Bile acids can modulate lipid and glucose metabolism and can remediate dysregulated protein folding, with potentially therapeutic effects on cardiovascular, neurologic, immune, and other metabolic systems. Some agents in this class have also previously shown antiviral properties. In in vitro preclinical testing, TYME-19 prevented COVID-19 viral replication at doses without meaningful cytotoxicity to the treated cells. Previous independent preclinical research has also shown select bile acids may have had broad antiviral activity.

Tumor Targeting Technology

TYME has developed a technology (“Tumor Targeting Technology”) by which the tyrosine isomer L metyrosine (L-α-methylparatyrosine) can be fused with a second therapeutic agent in a manner that creates a fusion compound that may allow targeted accumulation of the treatment by the cancer cells in a novel manner. This method of tumor targeting is predicated on the metabolic phenomenon in which cancer cells consume higher quantities of non-essential amino acids, including tyrosine, from their surrounding environment to support their growth because they cannot make enough of these amino acids. Tumor Targeting Technology is an investigational approach in the preclinical phase of development that is not approved in the U.S. for any disease indication and requires further preclinical development, which the Company plans to initiate this year.

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

Following the strategic review discussed below, considering, in part, the timeline and regulatory utility for this trial compared to the parallel Precision Promise trial and concentration of investment in this specific cancer, management concluded that it would be best to focus on the second-line Precision Promise trial, which offers treatment options to patients earlier in their disease and includes tumor biopsy and biomarker analyses that align with the Company’s overall strategic focus on identifying targeted therapies.

Therefore, the Company decided to stop enrollment and begin the process of closing down the trial. Patients currently on therapy will be allowed to continue treatment until progression or unacceptable toxicity. The closing of this trial is expected to require several months to complete. In the six months ended September 30, 2021, the Company expensed $843,000 of estimated closeout costs. The trial’s remaining ongoing expense to the Company is approximately $1.2 million, and is expected to be incurred over the next nine months.

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

On October 18, 2019, TYME entered into an Open Market Sale AgreementSM (as amended, the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may, from time to time, sell shares of common stock through Jefferies having an aggregate offering price of up to $30.0 million (the “Jefferies ATM”). The Company did not sell any shares through the Jefferies ATM during the six months ended September 30, 2021. In the six months ended September 30, 2020, the Company raised approximately $6.1 million in aggregate gross proceeds through the Jefferies ATM and paid commissions and expenses of $0.3 million. At September 30, 2021, there remained approximately $22.2 million of availability to sell shares through the Jefferies ATM.

The proceeds of the aforementioned offerings are being used by the Company for continued clinical studies, drug commercialization and development activities and other general corporate and operating expenses.

For the six months ended September 30, 2021, the Company had negative cash flow from operations of $10.3 million and net loss of $11.5 million, which included non-cash expenses of $1.3 million related to non-cash equity compensation and $0.7 million net amortization expense of premiums and discounts on marketable securities, offset by $1.1 million income change in fair value of warrant liability. As of September 30, 2021, the Company had working capital of approximately $72.6 million.

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

Marketable Securities

All of the Company's marketable securities are debt securities and are classified as available-for-sale in accordance with the ASC Topic 320, “Investments - Debt and Equity Securities.” Available for sale securities are carried at fair value and reported in cash equivalents and marketable securities. Marketable securities are further classified as short-term or long-term based on maturity dates and the Company’s intent in line with its investment policy to hold the securities to scheduled maturity. Unrealized gains and losses on available-for-sale securities are excluded from net loss and reported in accumulated other comprehensive loss as a separate component of stockholders' equity. Other income includes interest, dividends, amortization of purchase premiums and discounts, gain and losses on sale (or redemptions) of securities and other-than-temporary declines in the fair value of securities, if any.

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

Current Economic Conditions

The novel coronavirus (COVID-19) pandemic, and actions taken by governments and others to reduce its spread, has negatively impacted the global economy, financial markets, and the Company’s industry and has disrupted day-to-day life and business operations. Even as certain restrictions have been lifted, new processes implemented and vaccines have become more widely available and administered, spikes in infections (including the spread of new variants) continue to be experienced as conditions evolve and fluctuate around the world. The extent to which the continuing COVID-19 pandemic impacts our product candidates and business, including patients’ willingness to participate and remain in clinical trials, the timing of meeting enrollment expectations, the ability of our third-party partners to remain operational and our access to capital markets and financing sources, depends on numerous evolving factors that are highly uncertain, cannot be accurately predicted, and may be significant.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of ASC 740 , Income Taxes and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. The Company adopted the pronouncement as of April 1, 2021 and the adoption of this standard did not have a material impact on its condensed consolidated financial statements and disclosures.

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

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted net loss per common share calculation:
Net loss	$(5,564,710)	$(6,850,534)	$(11,493,873)	$(15,676,349)
Weighted average common shares outstanding — basic and diluted:	172,206,894	128,046,895	172,206,177	126,323,921
Net loss per share of common stock — basic and diluted	$(0.03)	$(0.05)	$(0.07)	$(0.12)

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

The following outstanding securities at September 30, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

	September 30,
	2021	2020
Stock options	14,697,448	14,577,732
Warrants	3,104,318	3,104,318
Total	17,801,766	17,682,050

Note 4. Accounts Payable and Other Current Liabilities

Accounts payable (including accounts payable to a related party – see Note 11) and other current liabilities consisted of the following:

	September 30, 2021	March 31, 2021
Legal	$147,596	$454,139
Consultant and professional services	65,679	176,957
Accounting and auditing	2,822	55,349
Research and development	2,662,905	2,657,202
Board of Directors and Scientific Advisory Board Compensation	429,281	435,594
Other	30,848	63,149
Total	$3,339,131	$3,842,390

Note 5. Severance Payable

During the six months ended September 30, 2021, the Company entered into Separation and General Release Agreements with two employees. The agreements provide separation benefits which the Company recorded as severance expense. In April 2021, the Company entered into a Separation and General Release Agreement related to the separation of employment of its then-Chief Medical Officer as of March 31, 2021. The agreement provides for separation benefits which the Company recorded as severance expense for the year ended March 31, 2021. On March 15, 2019, the Company entered into a Release Agreement related to the separation of employment of its then-Chief Operating Officer. The agreement provides for salary continuance for five years, reimbursement of health benefits for three years and a modification to his outstanding stock options to extend the post-termination exercise period for his vested options from three months to five years. The Company recorded severance expense at its present value of $2.5 million (using a discount rate of 6%) for the year ended March 31, 2019, including $0.4 million relating to the stock option modification. The aggregate severance liability payable as of September 30, 2021 and March 31, 2021 was $1.3 million and $1.6 million, respectively.

6. Fair Value Measurements

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the six months ended September 30, 2021.

The Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2021 and March 31, 2021 are as follows:

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
September 30, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash equivalents
Money market funds	$6,726,462	$6,726,462	$—	$—
Marketable Securities
Short-term
Corporate debt securities	16,267,438	—	16,267,438	—
Municipal debt securities	30,027,345	—	30,027,345	—
Long-term
Corporate debt securities	7,383,159	—	7,383,159	—
Municipal debt securities	12,986,229	—	12,986,229	—
	$73,390,633	$6,726,462	$66,664,171	$—
Financial liability
Warrant liability	$862,612	$—	$—	$862,612

March 31, 2021
Financial liability
Warrant liability	$1,931,921	$—	$—	$1,931,921

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

The fair value measurement for the warrant issued in conjunction with the Exchange Agreements (see Note 8 for transaction details) (the “May 2020 Warrant”) is based on significant inputs not observable in the market and is classified as Level 3 liability as of September 30, 2021 and March 31, 2021. The fair value of the May 2020 Warrant was determined using a Black Scholes model and included significant unobservable inputs such as volatility. The model also incorporated several observable assumptions at each valuation date including: the price of the Company’s common stock on the date of valuation, the remaining contractual term of the warrant and the risk free interest rate over the term.

The following table details key inputs and assumptions used to estimate the fair value of the May 2020 Warrant as of September 30, 2021 and March 31, 2021 using a Black Scholes model:

	May 2020 Warrant	May 2020 Warrants
	September 30, 2021	March 31, 2021
Stock price	$1.03	$1.78
Volatility	89%	78%
Remaining term (years)	2.51	3.01
Expected dividend yield	—	—
Risk-free rate	0.41%	0.35%

The following table summarizes activity for liabilities measured at fair value using Level 3 significant unobservable inputs:

September 30, 2021
Beginning balance, March 31, 2021	$1,931,921
Change in fair value of May 2020 Warrant liability	(1,069,309)
Ending balance, September 30, 2021	$862,612

Note 7. Available-for-Sale-Securities

The following table summarizes available-for-sale securities recorded in cash and cash equivalents or marketable securities as of September 30, 2021:

	September 30, 2021
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Money market funds	$6,726,462	$—	$—	$6,726,462
Corporate debt securities	23,683,402	381	(33,186)	23,650,597
Municipal debt securities	43,039,326	4,618	(30,370)	43,013,574
Total	$73,449,190	$4,999	$(63,556)	$73,390,633

The following table summarizes the classification of available-for-sale securities:

	September 30, 2021	March 31, 2021
Cash and cash equivalents	$6,726,462	$—
Marketable securities	66,664,171	—
Total	$73,390,633	$—

The following table summarizes our portfolio of available-for-sale securities by contractual maturity:

	Less than 12 months		12 months or Longer		Total
	Fair Value	Net Unrealized Losses	Fair Value	Net Unrealized Losses	Fair Value	Net Unrealized Losses
Money market funds	$6,726,462	$—	$—	$—	$6,726,462	$—
Corporate debt securities	16,267,439	(18,012)	7,383,158	(14,793)	23,650,597	(32,805)
Municipal debt securities	30,027,345	(9,837)	12,986,229	(15,915)	43,013,574	(25,752)
Total	$53,021,246	$(27,849)	$20,369,387	$(30,708)	$73,390,633	$(58,557)

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

The Company determined that the May 2020 Warrant should be recorded as a derivative liability on the condensed consolidated balance sheet due to the May 2020 Warrant’s contractual provisions requiring issuance of registered common shares upon exercise. At May 20, 2020, the May 2020 Warrant was recorded at the fair value of $1.7 million as determined using the Black Scholes model and the change in fair value before and after the exchange of $0.3 million was recorded as a gain on warrant exchange as a component of other income (expense) within the condensed consolidated statement of operations. The key assumptions in applying the Black Scholes model were as follows: $1.64 stock price, 73% volatility, 3.87 years remaining term, 0.27% risk free rate and 7% discount for lack of marketability. The change in fair value of the May 2020 Warrant from May 20, 2020 through September 30, 2020 of $0.9 million income was recorded as a component of other income (expense) within the condensed consolidated statement of operations.

The following summarizes the common stock warrant activity for the six months ended September 30, 2021:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2021	3,104,318	$2.77
Granted	—	—
Exchanged	—	—
Outstanding at September 30, 2021	3,104,318	$2.77

At each of September 30, 2021 and March 31, 2021, 3,074,551, of common stock purchase warrants relating to SPAs were outstanding and exercisable.

Warrants

The Company has warrants to purchase its common stock outstanding as of September 30, 2021, as follows:

Issued	Classification	Warrants Outstanding	Exercise Price	Expiration
December 2015	Equity	446,500	$5.00	December 2025
February 2016	Equity	461,384	$5.00	February 2026
July 2016	Equity	29,767	$5.00	June 2026
May 2020	Liability	2,166,667	$1.80	April 2024

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

The Company did not sell any shares through the Jefferies ATM during the six months ended September 30, 2021. During the six months ended September 30, 2020, the Company raised approximately $6.1 million in gross proceeds through the sale of 4,453,939 shares of Common Stock and incurred $0.3 million of related costs that offset the proceeds. At September 30, 2021, there remained approximately $22.2 million of availability to sell shares through the Jefferies ATM.

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

Note 9. Commitments and Contingencies

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities. At September 30, 2021, the Company’s obligations to contract service providers, including PanCAN discussed below, were $3.2 million in the aggregate.

On April 1, 2020, the Company amended the Clinical Research Funding and Drug Supply Agreement dated October 9, 2018, with PanCAN, to enroll individuals diagnosed with pancreatic cancer in a platform style clinical research study. Stage 1 of the study was initiated in the fourth quarter of fiscal year 2020. As of September 30, 2021, after taking into consideration amounts already incurred, the remaining expense to the Company is approximately $3.0 million, subject to enrollment adjustments, and is expected to be incurred over the next year.

Purchase Commitments

The Company has entered into contracts with manufacturers to supply SM-88 and certain related conditioning agents, in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods. Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The outstanding future contract obligations structured to match clinical supply needs for the Company’s ongoing trials and registration activity are approximately $0.8 million and $3.2 million, respectively, at September 30, 2021.

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

Total Company rent expense, including short term rentals, was approximately $14,000 and $28,000 for the three and six months ended September 30, 2021 and $64,000 and $141,000 for the three and six months ended September 30, 2020.

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

As of September 30, 2021, the future minimum lease payments under non-cancellable operating lease agreements for which the Company has recognized operating lease ROU assets and lease liabilities were as follows:

September 30, 2021
Fiscal year 2022	$19,620
Fiscal year 2023	43,164
Total remaining lease payments	62,784
Less: present value adjustment	(4,634)
Total operating lease liabilities	58,150
Less: current portion	(38,883)
Operating lease liabilities, net of current portion	$19,267

Note 11. Related Party Transactions

Legal

Faegre Drinker Biddle & Reath (“Faegre Drinker”), formerly Drinker Biddle & Reath LLP (“DBR”), has provided legal services to the Company. The Company’s Chief Legal Officer and Corporate Secretary holds the consulting role “Senior Counsel” with Faegre Drinker. Legal fees incurred associated with Faegre Drinker were approximately $151,000 and $266,000 for the three and six months ended September 30, 2021, respectively, and $161,000 and $396,000 for the three and six months ended September 30, 2020. At September 30, 2021 and March 31, 2021, the Company had approximately $68,000 and $87,000, respectively, in accounts payable and accrued expenses payable to Faegre Drinker.

Note 12. Equity Incentive Plan

Stock Options

As of September 30, 2021, there was approximately $5.8 million of total unrecognized compensation expense related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average service period of 3.1 years.

As of September 30, 2021, there were 7,441,131 shares available for grant under the Company’s 2015 Equity Incentive Plan and 2016 Director Plan.

Stock based compensation expense was recognized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$480,000	$538,000	$951,000	$1,100,000
Research and development	136,000	346,000	309,000	853,000
Total	$616,000	$884,000	$1,260,000	$1,953,000

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

The weighted average assumptions used to determine such values are presented in the following table:

	September 30, 2021	September 30, 2020
Risk free interest rate	0.28% - 1.01%	0.17% - 0.40%
Expected volatility	97.11% - 105.37%	88.02% - 101.67%
Expected term (in years)	2.7 - 6.1	2.8 - 6.1
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options for the six months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2021	12,588,068	$2.92
Granted	3,569,500	$1.38
Cancelled/Forfeited	(1,453,870)	$4.34
Exercised	(6,250)	$0.99
Outstanding at September 30, 2021	14,697,448	$2.40
Options exercisable at September 30, 2021	8,404,207	$3.23

		Stock Options Outstanding			Stock Options Vested
Range of Exercise Price	Number Outstanding at September 30, 2021	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at September 30, 2021	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.95 - $8.75	14,697,448	$2.40	7.5	$4,595	8,404,207	$3.23	$2,893

The intrinsic value calculated as the excess of the market value as of September 30, 2021 over the exercise price of the options is $ 4,595. The market value per share as of September 30, 2021 was $1.03 as reported by the NASDAQ Capital Market.

Note 13. Income Taxes

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company weighed available positive and negative evidence and concluded that a full valuation allowance should continue to be maintained on its net deferred tax assets.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. As of September 30, 2021, the Company’s uncertain tax positions remain unchanged. Due to the full valuation allowance, none of the gross unrecognized tax benefits, if recognized, would affect the effective tax rate at September 30, 2021.

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

Overview

TYME is an emerging biotechnology company developing CMBTsTM that are intended to be effective across a broad range of solid tumors and hematologic cancers, while also maintaining patients’ quality of life through relatively low toxicity profiles. Unlike targeted therapies that attempt to regulate specific mutations within cancer, the Company’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic requirements to cause cancer cell death through oxidative stress and exposure to the body’s natural immune system.

The Company is currently focused on developing its novel compound, SM-88. The Company believes that early clinical results demonstrated by SM-88 in multiple advanced cancers, including pancreatic, prostate, sarcomas and breast, reinforce the potential of our emerging CMBT™ pipeline.

Strategic Review

In November 2020, TYME appointed Richie Cunningham as its new Chief Executive Officer. In January 2021, he commenced a comprehensive strategic review examining every facet of the Company, with the goals of assessing the Company’s existing opportunities, exploring untapped opportunities that may have been overlooked and maximizing the efficiency of our capital expenditures in an effort to unlock TYME’s full potential.

The strategic review was extensive and involved internal and external assessments by industry experts, KOLs and advisors with considerable experience in the various areas we sought to probe and explore.

The strategic review process resulted in several key takeaways including, but not limited to:

•

broad activity across 15 cancer types as seen in the First in Human study and Compassionate Use program and confirmation of strong IP portfolio provides us extra development opportunities, for which focus is critical;

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

TYME-19.

The Company’s current strategy, including ongoing studies and the Preclinical Pipeline Program, has been developed based on the takeaways from the strategic review.

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

PanCAN is sponsoring Precision Promise and providing funding and other support. While TYME’s SM-88 is included in the trial, we do not oversee, conduct or control the trial. As of September 30, 2021, there were fifteen participating sites in the Precision Promise trial. PanCAN has approved adding 15 additional sites, with five new sites planned to open in early calendar year 2022 and an additional ten sites expected to open by the end of calendar year 2022.

Although we do not have details of the enrollment of the SM-88 cohort, the next likely event in the trial would be a determination of potential “graduation” from the Phase II portion of the trial to the Phase III confirmatory portion of the trial. We expect to learn if the trial advances to Phase III during the second half of calendar year 2022.

OASIS (Metastatic HR+/HER2- Breast Cancer After CDK4/6 Inhibitors)

This quarter, we entered into an agreement with Georgetown University to support a Phase II trial, OASIS, for SM-88 in patients with metastatic breast cancer who have HR+ and HER2- disease (“HR+/HER2-“). This represents approximately 73% of the annual breast cancer diagnoses in the US each year. The OASIS trial is an investigator-initiated prospective open-label Phase II trial evaluating the efficacy and safety of SM-88 with MPS for the treatment of metastatic HR+/ HER2- breast cancer after treatment with a CDK4/6 inhibitor. This trial is designed as a two-stage trial, enrolling up to 50 patients to receive SM-88 with MPS without additional therapies in patients who have failed or progressed after receiving two hormonal agents and a CDK4/6 inhibitor. The primary endpoint of this trial is ORR, with secondary endpoints including DOR, CBR at >24 weeks, PFS, and safety. The trial will be conducted at Georgetown University at a total of five sites within the Georgetown/MEDSTAR system located in Washington DC, Maryland, and New Jersey. Patient enrollment began this quarter with the first patient dosed in September. We plan to provide an update on the OASIS breast cancer study during the first half of calendar year 2023.

HoPES Phase II Trial in sarcoma

In early 2020, the open-label Phase 2 investigator sponsored trial of SM-88 therapy in sarcoma, HoPES, opened. This trial has two cohorts, each expecting to enroll 12 patients. The first is SM-88 with MPS as salvage treatment in patients with mixed rare sarcomas, the other is SM-88 with MPS as maintenance treatment for patients with metastatic Ewing’s sarcoma that had not progressed on prior therapy. The primary objectives are to measure ORR and PFS. Secondary objectives include DOR, OS, CBR using RECIST, and incidence of treatment-emergent AEs. The Joseph Ahmed Foundation is sponsoring this trial and the trial is being conducted by PI Dr. Chawla at the Sarcoma Oncology Center in Santa Monica, CA. We anticipate that the trial will complete enrollment by the end of the first half of calendar year 2022.

Preclinical Pipeline Programs

SM-88 MOA and Biomarker Research

The Company has begun a comprehensive translational preclinical program. We have engaged Evotec, a leading global research and development company to aid in the execution of these activities and are also incorporating several complementary academic collaborations into this multi-faceted program. The overall goal of these activities is to potentially identify actionable biomarkers of sensitivity and activity to SM-88 in various cancers, complementary combination drugs strategies for SM-88, and other cancer metabolism targets that could be targeted for treatment. Additionally, the Company intends to incorporate liquid and tumor biopsies to future clinical trials to contribute to the biomarker identification. We anticipate this engagement will have several stages, and that it is likely to last through this fiscal year and into future periods.

TYME 19 and TYME 18

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

TYME-19 is an oral synthetic member of the bile acid family. The Company also uses bile acids in its anticancer drug candidate, TYME-18. Because of its expertise in bile acids and their effects, the Company was able to identify TYME-19 as a well-characterized bile acid with potential antiviral properties. Bile acids have primarily been used for liver disease; however, like all steroids, they are messenger molecules that modulate a number of diverse critical cellular processes. Bile acids can modulate lipid and glucose metabolism and can remediate dysregulated protein folding, with potentially therapeutic effects on cardiovascular, neurologic, immune, and other metabolic systems. Some agents in this class have also previously shown antiviral properties. In in vitro preclinical testing, TYME-19 prevented COVID-19 viral replication at doses without meaningful cytotoxicity to the treated cells. Previous independent preclinical research has also shown select bile acids may have had broad antiviral activity.

Tumor Targeting Technology

TYME has developed a technology (“Tumor Targeting Technology”) by which the tyrosine isomer L metyrosine (L-α-methylparatyrosine) can be fused with a second therapeutic agent in a manner that creates a fusion compound that may allow targeted accumulation of the treatment by the cancer cells in a novel manner. This method of tumor targeting is predicated on the metabolic phenomenon in which cancer cells consume higher quantities of non-essential amino acids, including tyrosine, from their surrounding environment to support their growth because they cannot make enough of these amino acids. Tumor Targeting Technology is an investigational approach in the preclinical phase of development that is not approved in the U.S. for any disease indication and requires further preclinical development, which the Company plans to initiate this year.

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

Following the strategic review discussed above, considering, in part, the timeline and regulatory utility for this trial compared to the parallel Precision Promise trial and concentration of investment in this specific cancer, management concluded that it would be best to focus on the second-line Precision Promise trial, which offers treatment options to patients earlier in their disease and includes tumor biopsy and biomarker analyses that align with the Company’s overall strategic focus on identifying targeted therapies.

Therefore, the Company decided to stop enrollment and begin the process of closing down the trial. Patients currently on therapy will be allowed to continue treatment until progression or unacceptable toxicity. The closing of this trial is expected to require several months to complete. In the six months ended September 30, 2021, the Company expensed $843,000 of estimated closeout costs. The trial’s remaining ongoing expense to the Company is approximately $1.2 million, and is expected to be incurred over the next nine months.

COVID-19 Update

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others to reduce its spread, including travel restrictions, shutdowns of businesses deemed non-essential, and stay-at-home or similar orders, has negatively impacted the global economy, financial markets, and our industry and has disrupted day-to-day life and business operations. We continue to closely monitor the impact of COVID-19 on all aspects of our business, our clinical trials, and the safety of patients, including as vaccines become more widely available, as jurisdictions ease certain restrictions and as possible new outbreaks or virus variants emerge and jurisdictions evaluate new or renewed safety measures. We continue to work closely with our clinical trial sites during the pandemic, and are committed to working with them to assure appropriate access for patients who are seeking clinical trial options for these advanced cancers for which the patients have limited or no other treatment options.

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

Results of Operations

Three and Six Months Ended September 30, 2021 Compared to Three and Six Months Ended September 30, 2020

Net loss for the three months ended September 30, 2021 was $5,565,000 compared to $6,850,000 for the three months ended September 30, 2020 and the net loss for the six months ended September 30, 2021 was $11,494,000 compared to $15,676,000 for the six months ended September 30, 2020. The decrease in losses for the current three-month period is mostly due to lower research and development operating costs. The decrease in losses for the six month period is due to favorable variance of $3,843,000 in the change in fair value of the warrant liability offset by $2,229,000 prior years gain on the warrant exchange, as well as decreased operating costs. The decrease in operating costs for the current six month period of $2,513,000 related to decreased research and development costs of $1,743,000 and decreased general and administrative costs of $770,000.

Cash used in operating activities for the six-months ended September 30, 2021 was $10,280,000 compared to $12,764,000 for the six months ended September 30, 2020. See “Cash Flows” section below for further details.

Revenues

During the three and six months ended September 30, 2021 and 2020, the Company did not realize any revenues from operations. We do not anticipate any revenues until such time as one of our product candidates has been approved for commercialization by appropriate regulatory authorities or we enter into certain types of collaboration or licensing arrangements, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended September 30, 2021, operating costs and expenses totaled $5,928,000 compared to $7,321,000 for the three months ended September 30, 2020, a decrease of $1,393,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $3,495,000 for the three months ended September 30, 2021, compared to $4,707,000 for the three months ended September 30, 2020, a decrease of $1,212,000. Nearly all research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:

o

Study and consulting expenses were $2,633,000 for the three months ended September 30, 2021, compared to $3,597,000 for the three months ended September 30, 2020. The decrease reflects lower ongoing trial costs due to the discontinued TYME-88-Panc Part 2 third-line Metastatic Pancreatic Cancer trial.

o

Salary and salary-related expenses for research and development personnel were $727,000 for the three months ended September 30, 2021, compared to $765,000 for the three months ended September 30, 2020, a decrease of $38,000 primarily due to lower headcount for roles currently outsourced to consultants.

o

Included in research and development expense for the three months ended September 30, 2021 is $136,000 of stock-based compensation expense related to stock options granted to research and development personnel compared to $346,000 for the three months ended September 30, 2020, a decrease of $210,000 primarily attributable to fully vested grants and cancellation/forfeiture of options.

•

General and administrative expenses were $2,433,000 for the three months ended September 30, 2021, compared to $2,614,000 for the three months ended September 30, 2020, a decrease of $181,000. The general and administrative expenses for the respective periods include:

o

Other general and administrative expenses were $1,953,000 during the three months ended September 30, 2021, compared to $2,076,000 for the three months ended September 30, 2020, a decrease of $123,000, reflecting lower professional fees, and office rent expense.

o

Stock-based compensation expense related to stock options was $480,000 for the three months ended September 30, 2021 compared to $538,000 for the three months ended September 30, 2020, a decrease of $58,000, primarily attributable to fully vested grants and cancellation of options.

For the six months ended September 30, 2021, operating costs and expenses totaled $12,581,000 compared to $15,094,000 for the six months ended September 30, 2020, a decrease of $2,513,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $7,680,000 for the six months ended September 30, 2021, compared to $9,423,000 for the six months ended September 30, 2020, a decrease of $1,743,000. Substantially all research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:

o

Study and consulting expenses were $6,098,000 for the six months ended September 30, 2021, compared to $7,149,000 for the six months ended September 30, 2020, a decrease of $1,051,000 between the comparable periods. The decrease is mainly attributable to lower ongoing trial costs due to the discontinued TYME-88-Panc Part 2 third-line Metastatic Pancreatic Cancer trial.

o

Salary and salary related expenses for research and development personnel were $1,273,000 for the six months ended September 30, 2021, compared to $1,420,000 for the six months ended September 30, 2020 a decrease of $147,000 primarily attributable to lower headcount for roles currently outsourced to consultants.

o

Included in research and development expense for the six months ended September 30, 2021 is $309,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $853,000 for the six months ended September 30, 2020, a decrease of $544,000 primarily attributable to fully vested grants and cancellation/forfeiture of options.

•

General and administrative expenses were $4,901,000 for the six months ended September 30, 2021, compared to $5,671,000 for the six months ended September 30, 2020, a decrease of $770,000. The general and administrative expenses for the respective periods include:

o

Other general and administrative expenses were $3,950,000 during the six months ended September 30, 2021, compared to $4,571,000 for the six months ended September 30, 2020, a decrease of $621,000, reflecting lower professional fees and office rent expense.

o

Stock based compensation expense related to stock options was $951,000 for the six months ended September 30, 2021 compared to $1,100,000 for the six months ended September 30, 2020, a decrease of $149,000, primarily attributable to fully vested grants and cancellation of options.

Other income (expense)

For the three months ended September 30, 2021, the Company had $344,000 non-cash income relating to the change in fair value of the warrant liability during the period, compared to $490,000 income for the three months ended September 30, 2020. For the six months ended September 30, 2021, the Company had $1,069,000 non-cash income relating to the change in fair value of the warrant liability during the period compared to $2,774,000 of non-cash expense for the six months ended September 30, 2020, resulting in a $3,843,000 variance between the periods. See Item 1, Note 8 for details regarding changes in the fair value of the warrant liability.

For the six months ended September 30, 2020, the Company had a non-cash gain on warrant exchanges of $2,229,000 pursuant to the Share Exchange Agreements and the Warrant Exchange Agreement. See Item 1, Note 8 for additional details.

For the three and six months ended September 30, 2021 the Company had investment income and interest income on cash accounts of $38,000 and $59,000 compared to $7,000 and $17,000 for the three and six months ended September 30, 2020. For the three and six months ended September 30, 2021, the Company had interest expense primarily related to the amortization of the severance payable discount of $19,000 and $41,000 compared to $26,000 and $55,000 for the three and six months ended September 30, 2020.

Adjusted Net Loss and Adjusted Net Loss per Share

After adjusting for change in fair value of warrant liability, amortization of employees, directors and consultants stock options and gain on warrant exchange, adjusted net loss for the three months ended September 30, 2021 was $5,293,000 or $0.03 per share compared to $6,457,000 or $0.04 per share for the three months ended September 30, 2020. Adjusted net loss for the six-month period ended September 30, 2021 was $11,303,000 or $0.07 per share compared to $13,178,000 or $0.10 per share for the same period in the prior year. Adjusted net loss and adjusted net loss per share are non-GAAP measures. See “Use of Non-GAAP Measures” below for a reconciliation to the comparable GAAP measures.

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

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net loss (GAAP)	$(5,565,000)	$(6,851,000)	$(11,494,000)	$(15,676,000)
Adjustments:
Change in fair value of warrant liability	(344,000)	(490,000)	(1,069,000)	2,774,000
Amortization of employees, directors and consultants stock options	616,000	884,000	1,260,000	1,953,000
Gain on warrant exchange	—	—	—	(2,229,000)
Adjusted net loss (non-GAAP)	$(5,293,000)	$(6,457,000)	$(11,303,000)	$(13,178,000)

Reconciliation of Net Loss Per Share to Adjusted Net Loss Per Share
	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net loss per share (GAAP)	$(0.03)	$(0.05)	$(0.07)	$(0.12)
Adjustments:
Change in fair value of warrant liability	*	*	(0.01)	0.02
Amortization of employees, directors and consultants stock options	*	0.01	0.01	0.02
Gain on warrant exchange	—	—	—	(0.02)
Adjusted net loss per share (non-GAAP)	$(0.03)	$(0.04)	$(0.07)	$(0.10)
* The effect of the change was negligible to the adjusted net loss per share.

The Non-GAAP Measures for the three and six months ended September 30, 2021 and 2020 provide management with additional insight into the Company’s results of operations from period to period by excluding certain non-operational and non-cash charges, and are calculated using the following adjustments to net loss:

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

The Company intends to continue to use the net proceeds of this offering for the development of our clinical and preclinical assets and for general corporate purposes, capital expenditures, working capital and general and administrative expenses. We may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our own, although we have no current plans, commitments or agreements with respect to any acquisitions. In addition, we may also use the proceeds, and may require additional capital, to engage in potential partnerships or collaborations. The Company’s most significant funding needs are in connection with (i) participating in Precision Promise, an adaptive randomized Phase II/III trial with registration intent, which examines our lead compound SM-88 for patients with second-line pancreatic cancer, and closing out our Part 2 of TYME-88 pivotal trial, (ii) participating in the investigator-initiated HoPES clinical trial of SM-88 in sarcoma, (iii) participating in OASIS, our recently announced investigator-initiated prospective open-label Phase II trial, evaluating the efficacy and safety of SM-88 with MPS for the treatment of metastatic HR+, HER2- breast cancer after treatment, and (iv) conducting preclinical biomarker and MOA research of our lead clinical program SM-88 to potentially identify actionable biomarkers of sensitivity and activity to SM-88 in various cancers, identifying potential complementary combination drugs strategies for SM-88, and potentially identify other cancer metabolism targets that could be targeted for treatment, and (v) conducting preclinical and clinical studies in connection with TYME-19, and (vi) conducting preclinical studies related to our Tumor Targeting Technology, and (vii) conducting additional or related studies of other potential drug candidates, including TYME-18. The greater scale of these trials is expected to lead to increased costs, including providing SM-88 for patient use. If we determine to move beyond the preclinical stage for any of our preclinical product candidates or if we pursue studies in other cancer types, our liquidity requirements will be increased.

Primarily as a result of its active clinical trials, including timing of enrollment, as well as other business developments, the Company currently anticipates that its quarterly cash operating expense will average approximately $6.0 to $8.0 million during fiscal year 2022. Management expects that the Company’s net cash usage or net “cash burn” will be less than its operating costs.

As of September 30, 2021, the Company had cash on hand of approximately $29.2 million and a working capital of approximately $72.6 million. During the three months ended June 30, 2021, the Company established an investment policy and invested approximately $74.1 million in a portfolio of highly liquid investments and marketable securities. As of September 30, 2021, the Company had marketable securities of $66.7 million and accrued interest of $0.7 million classified in other current assets. The primary objectives of the Company’s policy are to preserve capital and diversify risk, while maintaining sufficient liquidity to meet cash flow needs.

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

On October 18, 2019, the Company entered into an Open Market Sale AgreementSM , which was amended on August 12, 2020 (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may, from time to time, sell shares of Common Stock, having an aggregate offering price of up to $30.0 million through Jefferies, as the Company’s sales agent (the “Jefferies ATM”). As indicated in the amendment, the shares will be offered and sold by the Company pursuant to its currently effective Registration Statement on Form S-3, as amended (Reg. No. 333-245033). Any sales of Common Stock pursuant to the Sales Agreement will be made by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts to sell the shares from time to time, based on the instructions of the Company. The Company will pay Jefferies a commission rate of three percent (3%) of the gross proceeds from the sales of shares of Common Stock sold pursuant to the Sale Agreement. Under the Sale Agreement, the Company is not required to use the full available amount authorized and it may, by giving notice as specified in the Sale Agreement, terminate the Sale Agreement at any time. During the six months ended September 30, 2021, the Company did not raise any proceeds under the Jefferies ATM. As of September 30, 2021, there remained approximately $22.2 million of availability in the Jefferies ATM.

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

Cash Flows

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Six Months Ended September 30,
	2021	2020
Net cash (used in) provided by operating activities	$(10,280,000)	$(12,764,000)
Net cash (used in) provided by investing activities	(68,027,000)	—
Net cash (used in) provided by financing activities	6,000	5,463,000

Operating Activities

Our cash used in operating activities in the six months ended September 30, 2021 totaled $10.3 million, which is the sum of (i) our net loss of $11.5 million, adjusted for non-cash items of $1.3 million expense amortization of stock-based compensation and $0.7 million net amortization expense of premiums and discounts on marketable securities, offset by $1.1 million income related to change in fair value of warrant liability and (ii) changes in operating assets and liabilities of $0.3 million.

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

Investing Activities

During the six months ended September 30, 2021, our investing activities consisted of the purchase of $74.5 million of marketable securities and the receipt of approximately $6.5 million of proceeds from maturities of marketable securities.

Financing Activities

During the six months ended September 30, 2021, our financing activities consisted of the receipt of $6,000 in proceeds from the exercise of stock options.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and acting principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2021. Based on such evaluation, our principal executive officer and acting principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

Item 5.    Other Information.

On November 4, 2021, Paul Sturman notified the Board of Directors of the Company (the “Board”) that he was resigning from our Board, effective immediately. Mr. Sturman’s decision to retire is not the result of any disagreement with the Company. The written correspondence provided by Mr. Sturman is attached hereto as Exhibit 99.1.

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

3.3	Certificate of Designation of Series A Convertible Stock, dated January 7, 2020. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on January 8, 2020.)
3.4	Amended and Restated By-Laws of Tyme Technologies, Inc., effective August 24, 2021. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on August 26, 2021.)
3.5

Amended and Restated 2016 Stock Option Plan for Non-Employee Directors of the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on August 26, 2021.

31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1 **	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

99.1 *	Resignation Letter of Paul Sturman, dated November 4, 2021.

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH *	Inline XBRL Taxonomy Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101.INS)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2021

TYME TECHNOLOGIES, INC.

By:	/s/ Richard Cunningham
Richard Cunningham
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Frank Porfido
Frank Porfido
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Barbara Galaini
Barbara Galaini
Corporate Controller (Principal Accounting Officer)