Form 10-Q
period 2021-12-31
TYME TECHNOLOGIES, INC.
filed 2022-02-11
CIK 1537917

Tha

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

December 31, 2021

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

The number of shares outstanding of the registrant’s common stock on February 9, 2022 was 172,206,894.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. Such forward-looking statements within this report include, without limitation, statements regarding our drug candidates and technologies (including SM-88 and TYME- 18) and their clinical potential and non-toxic safety profiles, our drug development plans and strategies, ongoing and planned preclinical or clinical trials, preliminary data results and the therapeutic design and mechanisms of our drug candidates. The words “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “anticipates,” and similar expressions (including their use in the negative) are intended to identify forward-looking statements. Forward-looking statements can also be identified by discussions of future matters such as: the effect of the COVID-19 pandemic and the associated impact on the national and global economy as well as impacts on the Company's ongoing clinical trials and ability to analyze data from those trials; the cost of development and potential commercialization of our lead drug candidate and of other new product candidates; expected releases of interim or final data from our clinical trials; possible collaborations; the timing, scope, status, objectives of our ongoing and planned trials; the success of management transitions and strategic initiatives; and other statements that are not historical. The forward-looking statements contained in this report are based on management’s current expectations and projections which are subject to uncertainty, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any historical results and future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include but are not limited to: the severity, duration, and economic impact of the COVID-19 pandemic; our ability to achieve the intended benefits of our strategic initiatives; that certain information is of a preliminary nature and may be subject to change; uncertainties inherent in the cost and outcomes of research and development, including the cost and availability of acceptable-quality clinical supply, and the ability to achieve adequate start and completion dates, as well as uncertainties in clinical trial design and patient enrollment, dropout or discontinuation rates; the possibility of unfavorable study results, including unfavorable new clinical data, additional analyses of existing data and results that may lead to a discontinuation of trials; risks associated with early, initial data, including the risk that the final data from any clinical trials may differ from prior or preliminary study data or analyses and may not support further clinical development; and that past reported data are not necessarily predictive of future patient or clinical data outcomes; whether and when any applications or other submissions for SM-88 or other drug candidates may be filed with regulatory authorities; whether and when regulatory authorities may approve any applications or submissions; decisions by regulatory authorities regarding labeling and other matters that could affect commercial availability of SM-88 or other drug candidates; the ability of TYME and its collaborators to develop and realize collaborative synergies; competitive developments; the ability of TYME to maintain compliance with Nasdaq listing standards; and the factors described in the section captioned “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the U.S. Securities and Exchange Commission on June 10, 2021, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (available at www.sec.gov).

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

Throughout this Quarterly Report on Form 10-Q, we have used terms which are defined below:

AEs	Adverse events	KOLs	Key opinion leaders
ASC	Accounting Standards Codification	LLC	Limited Liability Company
ASU	Accounting Standards Update	MOA	Mechanism of Action
ATM	At-the-Market offering	mPDAC	Metastatic Pancreatic Cancer
CBR	Clinical benefit rate	MPS	Methoxsalen, phenytoin, and sirolimus
CDK4/6

A gene that makes a protein involved in the cell cycle (the process a cell goes through each time it divides). Mutations (changes) in the CDK4/6 gene may cause cells to divide too quickly or in an uncontrolled way.

		ORR	Objective response rate
CMBTs	Cancer metabolism-based therapies	OS	Overall survival
DOR	Duration of response	PanCAN	Pancreatic Cancer Action Network
EPS	Earnings Per Share	PFS	Progression free survival
FASB	Financial Accounting Standards Board	PI	Principal Investigator
FDA	Food and Drug Administration	RECIST	Response Evaluation Criteria In Solid Tumors
GAAP	Generally Accepted Accounting Principles	ROU	Right-of-use
HR+	hormone receptor positive	SAB	Staff Accounting Bulletin
HER2-	Human epidermal growth factor receptor 2 negative	SEC	U.S. Securities and Exchange Commission
IP	Intellectual Property	SPA	Securities Purchase Agreement

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2021	March 31, 2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$20,802,156	$107,516,420
Marketable securities	54,257,275	—
Prepaid clinical costs	639,610	987,470
Prepaid expenses and other current assets	848,502	1,152,970
Total current assets	76,547,543	109,656,860

Prepaid clinical costs, net of current portion	—	530,989
Operating lease right-of-use asset	47,955	75,471
Marketable securities	16,405,319	—
Total assets	$93,000,817	$110,263,320

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities (including $46,000 and $87,000 of related party accounts payable, respectively)	$3,843,507	$3,842,390
Severance payable	457,306	726,027
Accrued bonuses	1,111,794	1,040,710
Operating lease liability	40,071	34,658
Total current liabilities	5,452,678	5,643,785
Long-term liabilities
Severance payable, net of current portion	537,374	850,709
Operating lease liability, net of current portion	7,812	41,256
Warrant liability	312,517	1,931,921
Total liabilities	6,310,381	8,467,671
Commitments and contingencies (see Note 9)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 172,206,894 issued and outstanding at December 31, 2021, 300,000,000 authorized, 172,200,644 issued and outstanding at March 31, 2021	17,223	17,222
Additional paid in capital	240,442,961	238,572,442
Accumulated other comprehensive loss	(164,196)	—
Accumulated deficit	(153,605,552)	(136,794,015)
Total stockholders' equity	86,690,436	101,795,649
Total liabilities and stockholders' equity	$93,000,817	$110,263,320

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	3,463,281	3,548,992	11,143,108	12,971,735
General and administrative (including $47,000, $109,000, $313,000 and $450,000 of related party legal expenses, respectively)	2,424,294	2,321,974	7,325,552	7,992,735
Total operating expenses	5,887,575	5,870,966	18,468,660	20,964,470
Loss from operations	(5,887,575)	(5,870,966)	(18,468,660)	(20,964,470)
Other income (expense):
Change in fair value of warrant liability	550,095	(228,750)	1,619,404	(3,002,449)
Gain on warrant exchange	—	—	—	2,228,697
Other income	36,122	1,544	94,652	19,057
Interest expense	(16,306)	(22,539)	(56,933)	(77,895)
Total other income (expense)	569,911	(249,745)	1,657,123	(832,590)
Net loss	$(5,317,664)	$(6,120,711)	$(16,811,537)	$(21,797,060)
Basic and diluted loss per common share	$(0.03)	$(0.05)	$(0.10)	$(0.17)
Basic and diluted weighted average shares outstanding	172,206,894	130,172,441	172,206,417	127,611,426
Statements of Comprehensive Loss
Net loss	$(5,317,664)	$(6,120,711)	$(16,811,537)	$(21,797,060)
Other comprehensive loss
Unrealized loss on marketable securities, net of tax	(105,639)	—	(164,196)	—
Comprehensive loss	$(5,423,303)	$(6,120,711)	$(16,975,733)	$(21,797,060)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended December 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance, April 1, 2021	172,200,644	$17,222	$238,572,442	$(136,794,015)	$—	$101,795,649
Proceeds from the exercise of stock options	6,250	1	6,187	—	—	6,188
Stock based compensation	—	—	643,665	—	—	643,665
Unrealized loss on available-for-sale securities	—	—	—	—	(33,842)	(33,842)
Net loss	—	—	—	(5,929,163)	—	(5,929,163)
Balance, June 30, 2021	172,206,894	$17,223	$239,222,294	$(142,723,178)	$(33,842)	$96,482,497
Stock based compensation	—	—	616,227	—	—	616,227
Unrealized loss on available-for-sale securities	—	—	—	—	(24,715)	(24,715)
Net loss	—	—	—	(5,564,710)	—	(5,564,710)
Balance, September 30, 2021	172,206,894	$17,223	$239,838,521	$(148,287,888)	$(58,557)	$91,509,299
Stock based compensation	—	—	604,440	—	—	604,440
Unrealized loss on available-for-sale securities	—	—	—	—	(105,639)	(105,639)
Net loss	—	—	—	(5,317,664)	—	(5,317,664)
Balance, December 31, 2021	172,206,894	$17,223	$240,442,961	$(153,605,552)	$(164,196)	$86,690,436

Balance, April 1, 2020	123,312,252	$12,333	$126,828,055	$(107,815,252)	$—	$19,025,136
Issuance of common stock from at-the-market financing facility, net of associated expenses of $120,790	891,944	89	1,171,497	—	—	1,171,586
Warrant to share exchange	2,406,250	241	3,393,534	—	—	3,393,775
Stock based compensation	—	—	1,068,696	—	—	1,068,696
Net loss	—	—	—	(8,825,815)	—	(8,825,815)
Balance, June 30, 2020	126,610,446	$12,663	$132,461,782	$(116,641,067)	$—	$15,833,378
Issuance of common stock from at-the-market financing facility, net of associated expenses of $166,918	3,561,995	356	4,634,192	—	—	4,634,548
Stock based compensation	—	—	883,929	—	—	883,929
Net loss	—	—	—	(6,850,534)	—	(6,850,534)
Balance, September 30, 2020	130,172,441	$13,019	$137,979,903	$(123,491,601)	$—	$14,501,321
Stock based compensation	—	—	784,892	—	—	784,892
Net loss	—	—	—	(6,120,711)	—	(6,120,711)
Balance, December 31, 2020	130,172,441	$13,019	$138,764,795	$(129,612,312)	$—	$9,165,502

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(16,811,537)	$(21,797,060)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	—	3,886
Amortization of employees, directors and consultants stock options	1,864,332	2,737,518
Change in fair value of warrant liability	(1,619,404)	3,002,449
Gain on warrant exchange	—	(2,228,697)
Net amortization of premiums and discounts on marketable securities	1,188,017	—
Loss on call redemption of marketable securities	1,416	—
Change in operating assets and liabilities:
Prepaid clinical costs	878,849	(301,760)
Prepaid expenses and other assets	973,246	711,389
Operating lease right-of-use asset	27,516	141,498
Accounts payable and other current liabilities	1,117	175,229
Severance payable	(582,056)	(277,297)
Accrued bonuses	71,084	(623,467)
Operating lease liability	(28,031)	(44,425)
Net cash used in operating activities	(14,035,451)	(18,500,737)

Cash flows from investing activities
Purchases of marketable securities	(89,568,799)	—
Proceeds from maturities of marketable securities	16,883,798	—
Net cash used in investing activities	(72,685,001)	—

Cash flows from financing activities
Insurance note payments	—	(518,124)
Proceeds from registered offerings, net of issuance costs	—	5,806,133
Proceeds from exercise of stock options	6,188	—
Net cash provided by financing activities	6,188	5,288,009

Net decrease in cash and cash equivalents	(86,714,264)	(13,212,728)

Cash and cash equivalents – beginning	107,516,420	26,700,416
Cash and cash equivalents – ending	$20,802,156	$13,487,688

Supplemental Cash Flow Information:
Interest	$56,933	$77,895
Income taxes	$—	$—

Noncash operating activities:
Operating lease right-of-use asset obtained in exchange for lease liabilities.	$—	$75,439
Noncash investing and financing activities:
Cashless exchange of April 2019 Warrants to purchase 5,833,333 shares of common stock for 2,406,250 shares in May 2020.	$—	$—
Cashless exchange of April 2019 Warrants to purchase 2,166,667 shares of common stock for May 2020 Warrant to purchase the same number of shares common stock.	$—	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2021

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

The Company is currently focused on developing its novel compound, SM-88, its preclinical pipeline of novel CMBTTM programs, as well as TYME 19 as a potential therapeutic for SARS CoV-2 diseases. The Company believes that early clinical results demonstrated by SM-88 in multiple advanced cancers, including pancreatic, prostate, sarcomas and breast, reinforce the potential of its emerging CMBT™ pipeline.

Ongoing Studies

OASIS Trial in metastatic HR+/HER2- breast cancer

The Company is collaborating with Georgetown University to support a Phase II trial, OASIS, for SM-88 in patients with metastatic breast cancer who have HR+ and HER2- disease (“HR+/HER2-”) . This represents approximately 73% of the annual breast cancer diagnoses in the US each year. The OASIS trial is an investigator-initiated prospective open-label Phase II trial evaluating the efficacy and safety of SM-88 with MPS for the treatment of metastatic HR+/HER2- breast cancer after treatment with a CDK4/6 inhibitor. This trial is designed as a two-stage trial, enrolling up to 50 patients to receive SM-88 with MPS without additional therapies in patients who have failed or progressed after receiving two hormonal agents and a CDK4/6 inhibitor. The primary endpoint of this trial is ORR, with secondary endpoints including DOR, CBR at >24 weeks, PFS, and safety. The trial is being conducted at Georgetown University at a total of five sites within the Georgetown/MEDSTAR system located in Washington DC, Maryland, and New Jersey. Patient enrollment began in 2021 with the first patient dosed in September. We plan to provide an update on the OASIS breast cancer study during the first half of calendar year 2023.

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

The Company has retained virology experts at Evotec to assess the MOAs of TYME-19. Evotec is one of a select number of global drug development companies with the capabilities to access the multiple existing and emerging variants of the COVID-19 virus. TYME and Evotec are testing the ability of TYME-19 to interrupt the cellular pathways commonly used by viruses to produce viral proteins as well as cellular responses to viral infection that cause local inflammation. Prolonged inflammation from SARS-CoV-2 can lead to some of the severe outcomes experienced by infected patients. We expect the work by Evotec will provide us with critical information allowing us to assess the current and potential future utility of TYME-19 in treating COVID-19.

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

Discontinuing Programs

Precision Promise Trial- SM-88 with MPS as 2nd line therapy in metastatic pancreatic cancer

In October 2018 the Company partnered with PanCAN to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision PromiseSM. The objective of Precision Promise is to expedite the study and approval of promising therapies for pancreatic cancer by bringing multiple stakeholders together, including academic, industry and regulatory entities. The trial began in early 2020, with SM-88 (with the conditioning agents MPS) being studied as monotherapy in a treatment arm for patients who have failed one prior line of chemotherapy.

On January 26, 2022, the Company announced the discontinuation of SM-88 with MPS in the Precision Promise trial in mPDAC upon learning from PanCAN, the trial sponsor, that it terminated the arm due to futility compared to the control of standard of care chemotherapy in second-line mPDAC. Based on the information provided by PanCAN, the overall survival for SM-88 with MPS in monotherapy was lower compared to standard of care chemotherapies with either Gemcitabine and Abraxane or modified FOLFIRINOX. The estimated remaining cost to the Company is approximately $0.3 million.

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

Therefore, the Company decided to stop enrollment and begin the process of closing down the trial. Patients currently on therapy are allowed to continue treatment until progression or unacceptable toxicity. The closing of this trial is expected to require several months to complete. In the nine months ended December 31, 2021, the Company expensed $708,000 of estimated closeout costs. The trial’s remaining ongoing expense to the Company is approximately $1.1 million, and is expected to be incurred over the next six months.

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

On October 18, 2019, TYME entered into an Open Market Sale AgreementSM (as amended, the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may, from time to time, sell shares of common stock through Jefferies having an aggregate offering price of up to $30.0 million (the “Jefferies ATM”). The Company did not sell any shares through the Jefferies ATM during the nine months ended December 31, 2021. In the nine months ended December 31, 2020, the Company raised approximately $6.1 million in aggregate gross proceeds through the Jefferies ATM and paid commissions and expenses of $0.3 million. At December 30, 2021, there remained approximately $22.2 million of availability to sell shares through the Jefferies ATM.

The proceeds of the aforementioned offerings are being used by the Company for continued clinical studies, drug commercialization and development activities and other general corporate and operating expenses.

For the nine months ended December 31, 2021, the Company had negative cash flow from operations of $14.0 million and net loss of $16.8 million, which included non-cash expenses of $1.9 million related to non-cash equity compensation and $1.2 million net amortization expense of premiums and discounts on marketable securities, offset by $1.6 million income change in fair value of warrant liability. As of December 31, 2021, the Company had working capital of approximately $71.1 million.

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

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Basic and diluted net loss per common share calculation:
Net loss	$(5,317,664)	$(6,120,711)	$(16,811,537)	$(21,797,060)
Weighted average common shares outstanding — basic and diluted:	172,206,894	130,172,441	172,206,417	127,611,426
Net loss per share of common stock — basic and diluted	$(0.03)	$(0.05)	$(0.10)	$(0.17)

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

The following outstanding securities at December 31, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

	December 31,
	2021	2020
Stock options	14,458,198	15,456,522
Warrants	3,104,318	3,104,318
Total	17,562,516	18,560,840

Note 4. Accounts Payable and Other Current Liabilities

Accounts payable (including accounts payable to a related party – see Note 11) and other current liabilities consisted of the following:

	December 31, 2021	March 31, 2021
Legal	$252,780	$454,139
Consultant and professional services	149,743	176,957
Accounting and auditing	6,167	55,349
Research and development	2,992,984	2,657,202
Board of Directors and Scientific Advisory Board Compensation	420,711	435,594
Other	21,122	63,149
Total	$3,843,507	$3,842,390

Note 5. Severance Payable

During the nine months ended December 31, 2021, the Company entered into Separation and General Release Agreements with two employees. The agreements provide separation benefits which the Company recorded as severance expense. In April 2021, the Company entered into a Separation and General Release Agreement related to the separation of employment of its then-Chief Medical Officer as of March 31, 2021. The agreement provides for separation benefits which the Company recorded as severance expense for the year ended March 31, 2021. On March 15, 2019, the Company entered into a Release Agreement related to the separation of employment of its then-Chief Operating Officer. The agreement provides for salary continuance for five years, reimbursement of health benefits for three years and a modification to his outstanding stock options to extend the post-termination exercise period for his vested options from three months to five years. The Company recorded severance expense at its present value of $2.5 million (using a discount rate of 6%) for the year ended March 31, 2019, including $0.4 million relating to the stock option modification. The aggregate severance liability payable as of December 31, 2021 and March 31, 2021 was $1.0 million and $1.6 million, respectively.

6. Fair Value Measurements

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the nine months ended December 31, 2021.

The Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2021 and March 31, 2021 are as follows:

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
December 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash equivalents
Money market funds	$2,818,614	$2,818,614	$—	$—
Marketable Securities
Short-term
Corporate debt securities	21,613,527	—	21,613,527	—
Municipal debt securities	32,643,748	—	32,643,748	—
Long-term
Corporate debt securities	11,851,787	—	11,851,787	—
Municipal debt securities	4,553,532	—	4,553,532	—
	$73,481,208	$2,818,614	$70,662,594	$—
Financial liability
Warrant liability	$312,517	$—	$—	$312,517

March 31, 2021
Financial liability
Warrant liability	$1,931,921	$—	$—	$1,931,921

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

The fair value measurement for the warrant issued in conjunction with the Exchange Agreements (see Note 8 for transaction details) (the “May 2020 Warrant”) is based on significant inputs not observable in the market and is classified as Level 3 liability as of December 31, 2021 and March 31, 2021. The fair value of the May 2020 Warrant was determined using a Black Scholes model and included significant unobservable inputs such as volatility. The model also incorporated several observable assumptions at each valuation date including: the price of the Company’s common stock on the date of valuation, the remaining contractual term of the warrant and the risk free interest rate over the term.

The following table details key inputs and assumptions used to estimate the fair value of the May 2020 Warrant as of December 31, 2021 and March 31, 2021 using a Black Scholes model:

	May 2020 Warrant	May 2020 Warrants
	December 31, 2021	March 31, 2021
Stock price	$0.60	$1.78
Volatility	89%	78%
Remaining term (years)	2.25	3.01
Expected dividend yield	—	—
Risk-free rate	0.79%	0.35%

The following table summarizes activity for liabilities measured at fair value using Level 3 significant unobservable inputs:

December 31, 2021
Beginning balance, March 31, 2021	$1,931,921
Change in fair value of May 2020 Warrant liability	(1,619,404)
Ending balance, December 31, 2021	$312,517

Note 7. Available-for-Sale-Securities

The following table summarizes available-for-sale securities recorded in cash and cash equivalents or marketable securities as of December 31, 2021:

	December 31, 2021
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Money market funds	$2,818,614	$—	$—	$2,818,614
Corporate debt securities	33,589,518	—	(124,204)	33,465,314
Municipal debt securities	37,237,272	3,565	(43,557)	37,197,280
Total	$73,645,404	$3,565	$(167,761)	$73,481,208

The following table summarizes the classification of available-for-sale securities:

	December 31, 2021	March 31, 2021
Cash and cash equivalents	$2,818,614	$—
Marketable securities	70,662,594	—
Total	$73,481,208	$—

The following table summarizes our portfolio of available-for-sale securities by contractual maturity:

	Less than 12 months		12 months or Longer		Total
	Fair Value	Net Unrealized Losses	Fair Value	Net Unrealized Losses	Fair Value	Net Unrealized Losses
Money market funds	$2,818,614	$—	$—	$—	$2,818,614	$—
Corporate debt securities	21,613,527	(61,301)	11,851,787	(62,903)	33,465,314	(124,204)
Municipal debt securities	32,643,748	(17,547)	4,553,532	(22,445)	37,197,280	(39,992)
Total	$57,075,889	$(78,848)	$16,405,319	$(85,348)	$73,481,208	$(164,196)

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

The following summarizes the common stock warrant activity for the nine months ended December 31, 2021:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2021	3,104,318	$2.77
Granted	—	—
Exchanged	—	—
Outstanding at December 31, 2021	3,104,318	$2.77

At each of December 31, 2021 and March 31, 2021, 3,074,551, of common stock purchase warrants relating to SPAs were outstanding and exercisable.

Warrants

The Company has warrants to purchase its common stock outstanding as of December 31, 2021, as follows:

Issued	Classification	Warrants Outstanding	Exercise Price	Expiration
December 2015	Equity	446,500	$5.00	December 2025
February 2016	Equity	461,384	$5.00	February 2026
July 2016	Equity	29,767	$5.00	June 2026
May 2020	Liability	2,166,667	$1.80	April 2024

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

The Company did not sell any shares through the Jefferies ATM during the nine months ended December 31, 2021. During the nine months ended December 31, 2020, the Company raised approximately $6.1 million in gross proceeds through the sale of 4,453,939 shares of Common Stock and incurred $0.3 million of related costs that offset the proceeds. At December 31, 2021, there remained approximately $22.2 million of availability to sell shares through the Jefferies ATM.

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

Note 9. Commitments and Contingencies

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities. At December 31, 2021, the Company’s obligations to contract service providers were $0.2 million in the aggregate.

On April 1, 2020, the Company amended the Clinical Research Funding and Drug Supply Agreement dated October 9, 2018, with PanCAN, to enroll individuals diagnosed with pancreatic cancer in a platform style clinical research study. Stage 1 of the study was initiated in the fourth quarter of fiscal year 2020. On January 26, 2022, the Company announced the discontinuation of SM-88 with MPS in the Precision Promise trial in mPDAC upon learning from PanCAN, the trial sponsor, that it terminated the arm due to futility compared to the control of standard of care chemotherapy in second-line mPDAC. As of December 31, 2021, remaining estimated costs to close out the trial have been expensed.

Purchase Commitments

The Company has entered into contracts with manufacturers to supply SM-88 and certain related conditioning agents, in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods. Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The outstanding future contract obligations structured to match clinical supply needs for the Company’s ongoing trials and registration activity are approximately $0.9 million and $2.5 million, respectively, at December 31, 2021.

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

Total Company rent expense, including short term rentals, was approximately $17,000 and $45,000 for the three and nine months ended December 31, 2021 and $14,000 and $155,000 for the three and nine months ended December 31, 2020.

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

As of December 31, 2021, the future minimum lease payments under non-cancellable operating lease agreements for which the Company has recognized operating lease ROU assets and lease liabilities were as follows:

December 31, 2021
Fiscal year 2022	$7,848
Fiscal year 2023	43,164
Total remaining lease payments	51,012
Less: present value adjustment	(3,129)
Total operating lease liabilities	47,883
Less: current portion	(40,071)
Operating lease liabilities, net of current portion	$7,812

Note 11. Related Party Transactions

Legal

Faegre Drinker Biddle & Reath (“Faegre Drinker”), formerly Drinker Biddle & Reath LLP (“DBR”), has provided legal services to the Company. The Company’s Chief Legal Officer and Corporate Secretary holds the consulting role “Senior Counsel” with Faegre Drinker. Legal fees incurred associated with Faegre Drinker were approximately $47,000 and $313,000 for the three and nine months ended December 31, 2021, respectively, and $127,000 and $523,000 for the three and nine months ended December 31, 2020. At December 31, 2021 and March 31, 2021, the Company had approximately $46,000 and $87,000, respectively, in accounts payable and accrued expenses payable to Faegre Drinker.

Note 12. Equity Incentive Plan

Stock Options

As of December 31, 2021, there was approximately $5.1 million of total unrecognized compensation expense related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average service period of 3.0 years.

As of December 31, 2021, there were 10,680,381 shares available for grant under the Company’s 2015 Equity Incentive Plan and 2016 Director Plan.

Stock based compensation expense was recognized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
General and administrative	$468,000	$490,000	$1,419,000	$1,589,000
Research and development	136,000	295,000	445,000	1,149,000
Total	$604,000	$785,000	$1,864,000	$2,738,000

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

The weighted average assumptions used to determine such values are presented in the following table:

	December 31, 2021	December 31, 2020
Risk free interest rate	0.28% - 1.01%	0.17% - 0.53%
Expected volatility	97.11% - 105.37%	88.02% - 101.67%
Expected term (in years)	2.7 - 6.1	2.8 - 6.1
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options for the nine months ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2021	12,588,068	$2.92
Granted	3,569,500	$1.38
Cancelled/Forfeited	(1,693,120)	$3.96
Exercised	(6,250)	$0.99
Outstanding at December 31, 2021	14,458,198	$2.41
Options exercisable at December 31, 2021	8,895,950	$3.11

		Stock Options Outstanding			Stock Options Vested
Range of Exercise Price	Number Outstanding at December 31, 2021	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at December 31, 2021	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.95 - $8.75	14,458,198	$2.41	7.2	$-	8,895,950	$3.11	$-

The intrinsic value calculated as the excess of the market value as of December 31, 2021 over the exercise price of the options is $0. The market value per share as of December 31, 2021 was $0.60 as reported by the NASDAQ Capital Market.

Note 13. Income Taxes

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company weighed available positive and negative evidence and concluded that a full valuation allowance should continue to be maintained on its net deferred tax assets.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. As of December 31, 2021, the Company’s uncertain tax positions remain unchanged. Due to the full valuation allowance, none of the gross unrecognized tax benefits, if recognized, would affect the effective tax rate at December 31, 2021.

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

On January 26, 2022, the Company announced the discontinuation of SM-88 with MPS in the Precision Promise trial in mPDAC upon learning from PanCAN, the trial sponsor, that it terminated the arm due to futility compared to the control of standard of care chemotherapy in second-line mPDAC. Based on the information provided by PanCAN, the overall survival for SM-88 with MPS in monotherapy was lower compared to standard of care chemotherapies with either Gemcitabine and Abraxane or modified FOLFIRINOX.

The Precision Promise trial is an adaptive randomized Phase 2/3 trial in mPDAC for patients treated in both first-line and second-line therapies. SM-88 (racemetyrosine) with MPS (10 mg methoxsalen, 50 mg phenytoin, and 0.5 mg sirolimus) was the first therapy to join this trial and was being studied as a standalone monotherapy in second-line patients versus control arms of standard of care regimens of either Gemcitabine and Abraxane or modified FOLFIRINOX.

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

The Company is currently focused on developing its novel compound, SM-88, its preclinical pipeline of novel CMBTTM programs, as well as TYME 19 as a potential therapeutic for SARS Co V-2 diseases. The Company is also exploring options to further diversify its product candidate pipeline. The Company believes that early clinical results demonstrated by SM-88 in multiple advanced cancers, including pancreatic, prostate, sarcomas and breast, reinforce the potential of our emerging CMBT™ pipeline.

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

•	the second-line Precision Promise trial was the priority in pancreatic cancer;
•	breast cancer is a priority indication for development as part of pipeline diversification beyond pancreatic cancer;
•	there is a need to refine our understanding of the MOA and identify biomarkers to enhance targeting of patient populations; and
•	the rapidly changing COVID-19 landscape requires a reevaluation of the market potential and development pathway for

TYME-19.

The Company’s current strategy, including ongoing studies, and the Preclinical Pipeline Programs and diversification efforts, has been developed based on the takeaways from the strategic review.

Ongoing Studies

OASIS (Metastatic HR+/HER2- Breast Cancer After CDK4/6 Inhibitors)

We are collaborating with Georgetown University to support a Phase II trial, OASIS, for SM-88 in patients with metastatic breast cancer who have HR+ and HER2- disease (“HR+/HER2-“). This represents approximately 73% of the annual breast cancer diagnoses in the US each year. The OASIS trial is an investigator-initiated prospective open-label Phase II trial evaluating the efficacy and safety of SM-88 with MPS for the treatment of metastatic HR+/ HER2- breast cancer after treatment with a CDK4/6 inhibitor. This trial is designed as a two-stage trial, enrolling up to 50 patients to receive SM-88 with MPS without additional therapies in patients who have failed or progressed after receiving two hormonal agents and a CDK4/6 inhibitor. The primary endpoint of this trial is ORR, with secondary endpoints including DOR, CBR at >24 weeks, PFS, and safety. The trial is being conducted at Georgetown University at a total of five sites within the Georgetown/MEDSTAR system located in Washington DC, Maryland, and New Jersey. Patient enrollment began in 2021 with the first patient dosed in September. We plan to provide an update on the OASIS breast cancer study during the first half of calendar year 2023.

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

The Company has retained virology experts at Evotec to assess the mechanisms of TYME-19. Evotec is one of a select number of global drug development companies with the capabilities to access the multiple existing and emerging variants of the COVID-19 virus. TYME and Evotec are testing the ability of TYME-19 to interrupt the cellular pathways commonly used by viruses to produce viral proteins as well as cellular responses to viral infection that cause local inflammation. Prolonged inflammation from SARS-CoV-2 can lead to some of the severe outcomes experienced by infected patients. We expect the work by Evotec will provide us with critical information allowing us to assess the current and potential future utility of TYME-19 in treating COVID-19.

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

Discontinuing Programs

Precision Promise Trial- SM-88 with MPS as 2nd line therapy in metastatic pancreatic cancer

In October 2018 the Company partnered with PanCAN to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision PromiseSM. The objective of Precision Promise is to expedite the study and approval of promising therapies for pancreatic cancer by bringing multiple stakeholders together, including academic, industry and regulatory entities. The trial, began in early 2020, SM-88 (with the conditioning agents MPS) is being studied as monotherapy in a treatment arm for patients who have failed one prior line of chemotherapy.

On January 26, 2022, the Company announced the discontinuation of SM-88 with MPS in the Precision Promise trial in mPDAC upon learning from PanCAN, the trial sponsor, that it terminated the arm due to futility compared to the control of standard of care chemotherapy in second-line mPDAC. Based on the information provided by PanCAN, the overall survival for SM-88 with MPS in monotherapy was lower compared to standard of care chemotherapies with either Gemcitabine and Abraxane or modified FOLFIRINOX. The estimated remaining cost to the Company is approximately $0.3 million.

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

Therefore, the Company decided to stop enrollment and begin the process of closing down the trial. Patients currently on therapy are allowed to continue treatment until progression or unacceptable toxicity. The closing of this trial is expected to require several months to complete. In the nine months ended December 31, 2021, the Company expensed $708,000 of estimated closeout costs. The trial’s remaining ongoing expense to the Company is approximately $1.1 million, and is expected to be incurred over the next six months.

Recent Developments

On December 22, 2021, the Company received notice from The Nasdaq Stock Market ("Nasdaq") that the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, and that we are therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Nasdaq's notice has no immediate effect on the listing or trading of our common stock. The Company can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of our common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days. We intend to actively monitor the minimum bid price of our common stock and may, as appropriate, consider available options to regain compliance.

COVID-19 Update

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others to reduce its spread, including travel restrictions, shutdowns of businesses deemed non-essential, and stay-at-home or similar orders, has negatively impacted the global economy, financial markets, and our industry and has disrupted day-to-day life and business operations. We continue to closely monitor the impact of COVID-19 on all aspects of our business, our clinical trials, and the safety of patients, including as vaccines and boosters become more widely available, as jurisdictions ease certain restrictions and as possible new outbreaks or virus variants emerge and jurisdictions evaluate new or renewed safety measures. We continue to work closely with our clinical trial sites during the pandemic, and are committed to working with them to assure appropriate access for patients who are seeking clinical trial options for these advanced cancers for which the patients have limited or no other treatment options.

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

Results of Operations

Three and Nine Months Ended December 31, 2021 Compared to Three and Nine Months Ended December 31, 2020

Net loss for the three months ended December 31, 2021 was $5,318,000 compared to $6,121,000 for the three months ended December 31, 2020 and the net loss for the nine months ended December 31, 2021 was $16,812,000 compared to $21,797,000 for the nine months ended December 31, 2020. The decrease in losses for the current three-month period is mostly due to a favorable variance of $779,000 in the change in fair value of warrant liability offset by increased operating costs and expenses described below. The decrease in losses for the nine-month period is due to favorable variance of $4,621,000 in the change in fair value of the warrant liability offset by $2,229,000 prior years gain on the warrant exchange, as well as decreased operating costs. The decrease in operating costs for the current nine month period of $2,496,000 related to decreased research and development costs of $1,829,000 and decreased general and administrative costs of $667,000.

Cash used in operating activities for the nine-months ended December 31, 2021 was $14,035,000 compared to $18,501,000 for the nine months ended December 31, 2020. See “Cash Flows” section below for further details.

Revenues

During the three and nine months ended December 31, 2021 and 2020, the Company did not realize any revenues from operations. We do not anticipate any revenues until such time as one of our product candidates has been approved for commercialization by appropriate regulatory authorities or we enter into certain types of collaboration or licensing arrangements, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended December 31, 2021, operating costs and expenses totaled $5,888,000 compared to $5,871,000 for the three months ended December 31, 2020. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $3,463,000 for the three months ended December 31, 2021, compared to $3,549,000 for the three months ended December 31, 2020, a decrease of $86,000. A substantial portion of research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development expenditures in the quarter also included costs for pre-clinical studies on TYME-19 and SM-88 MOA as well as biomarker studies. Research and development activities primarily consist of the following:

o

Study and consulting expenses were $2,817,000 for the three months ended December 31, 2021, compared to $2,479,000 for the three months ended December 31, 2020, an increase of $338,000. The variance reflects an increase in drug supply and costs related to the pre-clinical studies on SM-88 mechanism of action as well as biomarker studies.

o

Salary and salary-related expenses for research and development personnel were $510,000 for the three months ended December 31, 2021, compared to $775,000 for the three months ended December 31, 2020, a decrease of $265,000 primarily due to lower headcount for roles currently outsourced to consultants.

o

Included in research and development expense for the three months ended December 31, 2021 is $136,000 of stock-based compensation expense related to stock options granted to research and development personnel compared to $295,000 for the three months ended December 31, 2020, a decrease of $159,000 primarily attributable to fully vested grants and cancellation/forfeiture of options.

•

General and administrative expenses were $2,425,000 for the three months ended December 31, 2021, compared to $2,322,000 for the three months ended December 31, 2020, an increase of $103,000. The general and administrative expenses for the respective periods include:

o

Other general and administrative expenses were $1,957,000 during the three months ended December 31, 2021, compared to $1,832,000 for the three months ended December 31, 2020, an increase of $125,000, reflecting higher employee-related and corporate insurance costs.

o

Stock-based compensation expense related to stock options was $468,000 for the three months ended December 31, 2021 compared to $490,000 for the three months ended December 31, 2020, a decrease of $22,000, primarily attributable to fully vested grants and cancellation of options.

For the nine months ended December 31, 2021, operating costs and expenses totaled $18,469,000 compared to $20,965,000 for the nine months ended December 31, 2020, a decrease of $2,496,000. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $11,143,000 for the nine months ended December 31, 2021, compared to $12,972,000 for the nine months ended December 31, 2020, a decrease of $1,829,000. A substantial portion of research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development activities primarily consist of the following:

o

Study and consulting expenses were $8,915,000 for the nine months ended December 31, 2021, compared to $9,628,000 for the nine months ended December 31, 2020, a decrease of $713,000 between the comparable periods. The decrease is mainly attributable to lower ongoing trial costs due to the discontinued TYME-88-Panc Part 2 third-line Metastatic Pancreatic Cancer and Precision Promise trials, partially offset by costs incurred related to the OASIS clinical trial as well as preclinical studies on TYME–19 and SM-88 MOA and biomarker studies.

o

Salary and salary related expenses for research and development personnel were $1,783,000 for the nine months ended December 31, 2021, compared to $2,194,000 for the nine months ended December 31, 2020 a decrease of $411,000 primarily attributable to lower headcount for roles currently outsourced to consultants.

o

Included in research and development expense for the nine months ended December 31, 2021 is $445,000 of stock based compensation expense related to stock options granted to research and development personnel compared to $1,149,000 for the nine months ended December 31, 2020, a decrease of $704,000 primarily attributable to fully vested grants and cancellation/forfeiture of options.

•

General and administrative expenses were $7,326,000 for the nine months ended December 31, 2021, compared to $7,993,000 for the nine months ended December 31, 2020, a decrease of $667,000. The general and administrative expenses for the respective periods include:

o

Other general and administrative expenses were $5,907,000 during the nine months ended December 31, 2021, compared to $6,404,000 for the nine months ended December 31, 2020, a decrease of $497,000, reflecting lower professional fees and office rent expense.

o

Stock based compensation expense related to stock options was $1,419,000 for the nine months ended December 31, 2021 compared to $1,589,000 for the nine months ended December 31, 2020, a decrease of $170,000, primarily attributable to fully vested grants and cancellation of options.

Other income (expense)

For the three months ended December 31, 2021, the Company had $550,000 non-cash income relating to the change in fair value of the warrant liability during the period, compared to $229,000 non-cash expense for the three months ended December 31, 2020, resulting in a $779,000 variance between the periods. For the nine months ended December 31, 2021, the Company had $1,619,000 non-cash income relating to the change in fair value of the warrant liability during the period compared to $3,002,000 of non-cash expense for the nine months ended December 31, 2020, resulting in a $4,621,000 variance between the periods. See Item 1, Note 8 for details regarding changes in the fair value of the warrant liability.

For the nine months ended December 31, 2020, the Company had a non-cash gain on warrant exchanges of $2,229,000 pursuant to the Share Exchange Agreements and the Warrant Exchange Agreement. See Item 1, Note 8 for additional details.

For the three and nine months ended December 31, 2021 the Company had investment income and interest income on cash accounts of $36,000 and $95,000 compared to $2,000 and $19,000 for the three and nine months ended December 31, 2020. For the three and nine months ended December 31, 2021, the Company had interest expense primarily related to the amortization of the severance payable discount of $16,000 and $57,000 compared to $23,000 and $78,000 for the three and nine months ended December 31, 2020.

Adjusted Net Loss and Adjusted Net Loss per Share

After adjusting for change in fair value of warrant liability, amortization of employees, directors and consultants stock options and gain on warrant exchange, adjusted net loss for the three months ended December 31, 2021 was $5,264,000 or $0.03 per share compared to $5,107,000 or $0.04 per share for the three months ended December 31, 2020. Adjusted net loss for the nine-month period ended December 31, 2021 was $16,567,000 or $0.10 per share compared to $18,286,000 or $0.15 per share for the same period in the prior year. Adjusted net loss and adjusted net loss per share are non-GAAP measures. See “Use of Non-GAAP Measures” below for a reconciliation to the comparable GAAP measures.

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

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net loss (GAAP)	$(5,318,000)	$(6,121,000)	$(16,812,000)	$(21,797,000)
Adjustments:
Change in fair value of warrant liability	(550,000)	229,000	(1,619,000)	3,002,000
Amortization of employees, directors and consultants stock options	604,000	785,000	1,864,000	2,738,000
Gain on warrant exchange	—	—	—	(2,229,000)
Adjusted net loss (non-GAAP)	$(5,264,000)	$(5,107,000)	$(16,567,000)	$(18,286,000)

Reconciliation of Net Loss Per Share to Adjusted Net Loss Per Share
	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net loss per share (GAAP)	$(0.03)	$(0.05)	$(0.10)	$(0.17)
Adjustments:
Change in fair value of warrant liability	*	*	(0.01)	0.02
Amortization of employees, directors and consultants stock options	*	0.01	0.01	0.02
Gain on warrant exchange	—	—	—	(0.02)
Adjusted net loss per share (non-GAAP)	$(0.03)	$(0.04)	$(0.10)	$(0.15)
* The effect of the change was negligible to the adjusted net loss per share.

The Non-GAAP Measures for the three and nine months ended December 31, 2021 and 2020 provide management with additional insight into the Company’s results of operations from period to period by excluding certain non-operational and non-cash charges, and are calculated using the following adjustments to net loss:

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

The Company intends to continue to use the net proceeds of this offering for the development of our clinical and preclinical assets and for general corporate purposes, capital expenditures, working capital and general and administrative expenses. We may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our own to further diversify our product pipeline, although we have no current plans, commitments or agreements with respect to any acquisitions. In addition, we may also use the proceeds, and may require additional capital, to engage in potential partnerships or collaborations. The Company’s most significant funding needs are in connection with (i) participating in the investigator-initiated HoPES clinical trial of SM-88 in sarcoma, (ii) participating in OASIS, our recently announced investigator-initiated prospective open-label Phase II trial, evaluating the efficacy and safety of SM-88 with MPS for the treatment of metastatic HR+, HER2- breast cancer after treatment, and (iii) conducting preclinical biomarker and MOA research of our lead clinical program SM-88 to potentially identify actionable biomarkers of sensitivity and activity to SM-88 in various cancers, identifying potential complementary combination drugs strategies for SM-88, and potentially identify other cancer metabolism targets that could be targeted for treatment, and (iv) conducting preclinical and clinical studies in connection with TYME-19, and (v) conducting preclinical studies related to our Tumor Targeting Technology, and (vi) conducting additional or related studies of other potential drug candidates, including TYME-18. The greater scale of these trials is expected to lead to increased costs, including providing SM-88 for patient use. If we determine to move beyond the preclinical stage for any of our preclinical product candidates or if we pursue studies in other cancer types, our liquidity requirements will be increased.

Primarily as a result of its active clinical trials, including timing of enrollment, as well as other business developments, and based on its current operating plan, the Company currently anticipates that its quarterly cash operating expense will average approximately $6.0 to $7.0 million during fiscal year 2022. Management expects that the Company’s net cash usage or net “cash burn” will be less than its operating costs.

As of December 31, 2021, the Company had cash on hand of approximately $20.8 million and working capital of approximately $71.1 million. During the three months ended June 30, 2021, the Company established an investment policy and invested approximately $74.1 million in a portfolio of highly liquid investments and marketable securities. As of December 31, 2021, the Company had marketable securities of $70.7 million and accrued interest of $0.5 million classified in other current assets. The primary objectives of the Company’s policy are to preserve capital and diversify risk, while maintaining sufficient liquidity to meet cash flow needs.

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

While we will continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital generating efforts may worsen as existing resources are used. Moreover, as discussed above, should the Company be unable to maintain compliance with Nasdaq listing requirements, our ability to raise funds and, therefore, our liquidity, could be negatively impacted. See Item 1A – Risk Factors for additional information.

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

On October 18, 2019, the Company entered into an Open Market Sale AgreementSM , which was amended on August 12, 2020 (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may, from time to time, sell shares of Common Stock, having an aggregate offering price of up to $30.0 million through Jefferies, as the Company’s sales agent (the “Jefferies ATM”). As indicated in the amendment, the shares will be offered and sold by the Company pursuant to its currently effective Registration Statement on Form S-3, as amended (Reg. No. 333-245033). Any sales of Common Stock pursuant to the Sales Agreement will be made by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts to sell the shares from time to time, based on the instructions of the Company. The Company will pay Jefferies a commission rate of three percent (3%) of the gross proceeds from the sales of shares of Common Stock sold pursuant to the Sale Agreement. Under the Sale Agreement, the Company is not required to use the full available amount authorized and it may, by giving notice as specified in the Sale Agreement, terminate the Sale Agreement at any time. During the nine months ended December 31, 2021, the Company did not raise any proceeds under the Jefferies ATM. As of December 31, 2021, there remained approximately $22.2 million of availability in the Jefferies ATM.

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

Cash Flows

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Nine Months Ended December 31,
	2021	2020
Net cash (used in) provided by operating activities	$(14,035,000)	$(18,501,000)
Net cash (used in) provided by investing activities	(72,685,000)	—
Net cash (used in) provided by financing activities	6,000	5,288,000

Operating Activities

Our cash used in operating activities in the nine months ended December 31, 2021 totaled $14.0 million, which is the sum of (i) our net loss of $16.8 million, adjusted for non-cash items of $1.9 million expense amortization of stock-based compensation and $1.2 million net amortization expense of premiums and discounts on marketable securities, offset by $1.6 million income related to change in fair value of warrant liability and (ii) changes in operating assets and liabilities of $1.3 million.

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

Investing Activities

During the nine months ended December 31, 2021, our investing activities consisted of the purchase of $89.6 million of marketable securities and the receipt of approximately $16.9 million of proceeds from maturities of marketable securities.

Financing Activities

During the nine months ended December 31, 2021, our financing activities consisted of the receipt of $6,000 in proceeds from the exercise of stock options.

During the nine months ended December 31, 2020, our financing activities consisted of the receipt of approximately $6.1 million in gross proceeds via the sale of 4,453,939 shares of common stock under the Jefferies ATM, net of $0.3 million of related costs which partially offset such proceeds. The Company made payments of $518,000 on the insurance note payable related premiums for its Director and Officer liability insurance coverage.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and acting principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2021. Based on such evaluation, our principal executive officer and acting principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may be unable to maintain compliance with Nasdaq continued listing requirements, which could cause our common stock to be delisted from Nasdaq. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition, and results of operations.

Our common stock is currently listed on The Nasdaq Capital Market. To maintain the listing of our common stock on The Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others, a minimum closing bid price of $1.00 per share.

In December 22, 2021, the Company received notice from Nasdaq that the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, and that we are therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). Nasdaq’s notice has no immediate effect on the listing or trading of our common stock on The Nasdaq Capital Market.

The notice indicates that we will have 180 calendar days, until June 20, 2022, to regain compliance with this requirement. We can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of our common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days during the 180-day compliance period.

If the Company does not regain compliance during the initial compliance period, we may be eligible for an additional 180 day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of our publicly held shares and all other Nasdaq initial listing standards, with the exception of the minimum bid price requirement under Rule 5550(a)(2), and we would need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, we expect that Nasdaq will notify us that our common stock will be subject to delisting. We will have the right to appeal a determination to delist our common stock, and our common stock would remain listed on The Nasdaq Capital Market until the completion of the appeal process.

A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire shares, which would further restrict our ability to obtain equity financing. A suspension or delisting could also adversely affect our reputation, our relationships with our business partners and suppliers, which would have a material, adverse impact on our business, operating results and financial condition. In addition, a suspension or delisting would impair our ability to raise additional capital through equity or debt financing as well as our ability to attract and retain employees by means of equity compensation.

As of the date hereof, we had not regained compliance with Rule 5550(a)(2). While the Company intends to regain compliance during the compliance period, there can be no assurance that we will be able to do so, or maintain compliance with any other Nasdaq continued listing requirements.

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

Dated: February 11, 2022

TYME TECHNOLOGIES, INC.

By:	/s/ Richard Cunningham
Richard Cunningham
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Frank Porfido
Frank Porfido
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Barbara Galaini
Barbara Galaini
Corporate Controller (Principal Accounting Officer)