Form 10-K
period 2022-03-31
TYME TECHNOLOGIES, INC.
filed 2022-05-25
CIK 1537917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $153,482,658.

The number of shares outstanding of the registrant’s common stock on May 20, 2022 was 172,206,894.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Annual Report on Form 10-K other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. Such forward-looking statements within this report include, without limitation, statements regarding potential strategic options (and the Company’s exploration thereof) and statements regarding our drug candidates and technologies (including SM-88 and TYME-18) and their clinical potential and non-toxic safety profiles, our drug development plans and strategies, ongoing and planned preclinical or clinical trials, preliminary data results and the therapeutic design and mechanisms of our drug candidates. The words “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “anticipates,” and similar expressions (including their use in the negative) are intended to identify forward-looking statements. Forward-looking statements can also be identified by discussions of future matters such as: the effect of the COVID-19 pandemic and the associated impact on the national and global economy as well as impacts on the Company's ongoing clinical trials and ability to analyze data from those trials; the cost of development and potential commercialization of our lead drug candidate and of other new product candidates; expected releases of interim or final data from our clinical trials; possible collaborations; and the timing, scope, status, objectives of our ongoing and planned trials; the success of management transitions and strategic initiatives; and other statements that are not historical. The forward-looking statements contained in this report are based on management’s current expectations and projections which are subject to uncertainty, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any historical results and future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include but are not limited to: the Company’s process to evaluate strategic options; the terms, timing, structure, benefits and costs of any strategic transaction and whether any transaction will be consummated at all; the impact of any strategic transaction on the Company; the outcomes of any litigation, regulatory proceedings, inquiries or investigations to which the Company may be subject; the ability to obtain financing or third-party approvals for a transaction as needed; the severity, duration, and economic impact of the COVID-19 pandemic; our ability to achieve the intended benefits of our strategic initiatives; that certain information is of a preliminary nature and may be subject to change; uncertainties inherent in the cost and outcomes of research and development, including the cost and availability of acceptable-quality clinical supply, and in the ability to achieve adequate start and completion dates, as well as uncertainties in clinical trial design and patient enrollment, dropout or discontinuation rates; the possibility of unfavorable study results, including unfavorable new clinical data, additional analyses of existing data and results that may lead to a discontinuation of trials; risks associated with early, initial data, including the risk that the final data from any clinical trials may differ from prior or preliminary study data or analyses and may not support further clinical development; and that past reported data are not necessarily predictive of future patient or clinical data outcomes; whether and when any applications or other submissions for SM-88 or other drug candidates may be filed with regulatory authorities; whether and when regulatory authorities may approve any applications or submissions; decisions by regulatory authorities regarding labeling and other matters that could affect commercial availability of SM-88 or other drug candidates; the ability of TYME and its collaborators to develop and realize collaborative synergies; competitive developments; the ability of TYME to maintain compliance with Nasdaq listing standards; and the factors described in the section captioned “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (available at www.sec.gov).

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

Throughout this fiscal year 2022 Form 10-K, we have used terms which are defined below:

AE	Adverse event	GMP	Good manufacturing practices
ANDA	Abbreviated New Drug Application	HIPAA	Health Insurance Portability and Accountability Act of 1996
APIs	Active Pharmaceutical Ingredients	HITECH	Health Information Technology for Economic and Clinical Health Act
ASC	Accounting Standards Codification	HR+	Hormone receptor positive
ASU	Accounting Standards Update	HER2-	Human epidermal growth factor receptor 2 negative
ATM	At-the-Market offering	HHS	United States Department of Health and Human Services
CARES	Coronavirus Aid, Relief, and Economic Security	IEC	Independent Ethics Committee
CBR	Clinical benefit rate	IND	Investigational New Drug
CCPA	California Consumer Privacy Act	IIT	Investigator Initiated Trial
CDK4/6

A gene that makes a protein involved in the cell cycle (the process a cell goes through each time it divides). Mutations (changes) in the CDK4/6 gene may cause cells to divide too quickly or in an uncontrolled way.

		IP	Intellectual Property
cGMP	Current good manufacturing practice	IRB	Institutional Review Board
CMBTs	Cancer metabolism-based therapies	KOLs	Key opinion leaders
CMC	Chemistry, manufacturing and controls	LLC	Limited Liability Company
CMOs	Contract Manufacturing Organizations	MAA	Marketing Authorization Application
CMS	Centers for Medicare & Medicaid Services	MOA	Mechanism of action
COSO	Committee of Sponsoring Organizations of the Treadway Commission	mOS	Median overall survival
CR	Complete responses	mPDAC	Metastatic pancreatic ductal adenocarcinoma
CRO	Contract/Clinical Research Organization	MPS	Methoxsalen, phenytoin, and sirolimus
CT	Computerized Tomography	M2PS	Melanin, melanotan II, phenytoin, and sirolimus
CTC	Circulating Tumor Cell	NDA	New Drug Application
DCR	Disease control rate	NOL	Net Operating Loss
DMC	Data Monitoring Committee	ORR	Objective response rate
DO1	Division of Oncology 1	OS	Overall Survival
DO2	Division of Oncology 2	PanCAN	Pancreatic Cancer Action Network
DOR	Duration of response	PCAOB	Public Company Accounting Oversight Board
DSMB	Data Safety Monitoring Board	PFS	Progression free survival
ECOG PS	Eastern Cooperative Oncology Group Performance Status	PHSA	Public Health Service Act
EEA	European Economic Area	PI	Principal Investigator
EMA	European Medicines Agency	PR	Partial responses
EORTC	European Organisation for Research and Treatment of Cancer	PSA	Prostate specific antigen

EPS	Earnings Per Share	R&D	Research and Development
ESG	Environmental, social and governance	RCT	Randomized Clinical Trial
ETASU	Elements to assure safe use	RECIST	Response Evaluation Criteria In Solid Tumors
EU	European Union	REMS	Risk evaluation mitigation strategies
FASB	Financial Accounting Standards Board	rPFS	Radiographic progression-free survival
FCPA	Foreign Corrupt Practices Act	ROU	Right-of-use
FDA	Food and Drug Administration	SAEs	Serious adverse events
FDAMA	Food and Drug Administration Modernization Act of 1997	SD	Stable disease
FDCA	Federal Food, Drug, and Cosmetic Act	SEC	U.S. Security and Exchange Commission
FIH	First in Human	SOX	Sarbanes-Oxley Act of 2002
FTE	Full time equivalent	SPA	Securities Purchase Agreement
GAAP	Generally Accepted Accounting Principles	UK	United Kingdom
GCP	Good clinical practices	US	United States
GDPR	General Data Protection Regulation	USPTO	United States Patent and Trademark Office
GLP	Good laboratory practices

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

•	Our share price is likely to be volatile due to factors beyond our control and may drop below prices paid by investors; investors could lose all of their investment in our Company.
•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish substantial rights.
•	We may be unable to regain and maintain compliance with Nasdaq continued listing requirements, which could cause our common stock to be delisted from Nasdaq.
•

The novel coronavirus (COVID-19) and its impact on business and economic conditions could adversely affect our business, results of operations and financial condition, and the extent and duration of those effects will be uncertain.

•

Our proprietary lead drug product, SM-88, is in clinical development in two principal areas. We are currently participating in the advancement of clinical trials for breast cancer and sarcoma. We are considering additional clinical trials in other solid tumors and/or hematologic malignancies. Clinical drug development is expensive, time-consuming and uncertain, and we may ultimately not be able to obtain regulatory approval for the commercialization of our lead candidate.

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

•

To achieve our long-term business objectives, we will require substantial additional funding, which may require us to agree to restrictions on our operations or may not be available to us on acceptable terms or at all and, if not available, may require us to delay, scale back or cease our drug development programs or operations.

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

•	Our exploration of strategic options may not achieve its intended benefits and could have a material impact on our business, results of operations and financial condition.
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
•

If approved, the marketing for SM-88 or other drug candidate, will be limited to the specific approved cancer or antiviral indications, as applicable, and, if we want to expand the indications for which these drug candidates may be marketed, additional regulatory approvals will need to be obtained, which may not be granted.

PART I

ITEM 1.	BUSINESS

Executive Summary of Our Business

TYME is an emerging biotechnology company developing CMBTs that are intended to be effective across a broad range of solid tumors and hematologic cancers, while also maintaining patients’ quality of life through relatively low toxicity profiles. Unlike targeted therapies that attempt to regulate specific mutations within cancer, the Company’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic requirements to cause cancer cell death.

The Company is currently focused on developing its novel compound, SM-88, as well as further evaluating its preclinical pipeline of novel CMBTTM programs, and TYME-19 as a potential therapeutic for SARS CoV-2 diseases. The Company believes that early clinical results demonstrated by SM-88 in multiple advanced cancers, including breast, sarcomas, pancreatic, and prostate, reinforce the potential of its emerging CMBT™ pipeline.

Exploration of Strategic Options and Diversification

On March 29, 2022, we announced that the Board of Directors of the Company (the “Board”) had decided to explore potential strategic options to enhance stockholder value and engaged outside financial and legal advisors to assist with that process.

The Company continues to believe there are additional opportunities that could enhance value for TYME stockholders, notwithstanding its announcement, in January 2022, of the discontinuation of a randomized Phase II/III trial of SM-88 in combination with MPS for patients with metastatic pancreatic cancer, the most advanced clinical trial studying SM-88, upon learning that the trial sponsor terminated the study arm due to futility. TYME believes that being well-capitalized affords it the ability to consider a wide range of strategic options and is conducting a formal evaluation process with its financial advisor Moelis & Company LLC.

The Strategic Planning Committee of the Board, which is led by TYME Board Member Timothy C. Tyson, who possesses over 35 years of biotechnology and pharmaceutical industry experience, including multiple M&A transactions, is acting as Transaction Committee in connection with this process. There can be no assurance that this process will result in any such transaction. The Company does not undertake any obligation to provide any updates with respect to these matters except as required by applicable law.

Our Pipeline

Ongoing Studies

OASIS (Metastatic HR+/HER2- Breast Cancer After CDK4/6 Inhibitors)

In June 2021, we announced an agreement with Georgetown University to support a Phase II trial for SM-88 in patients with metastatic breast cancer who have HR+/HER2-. This represents approximately 68% of the annual breast cancer diagnosis in the US each year. According to estimates from Data Monitor and Syneos Health based on data published in 2020, there are approximately 150,000 metastatic breast cancer diagnoses in the US each year.  According to Data Monitor, company reported sales figures, and Syneos Health analyses, the total 2019 U.S. market revenues for drug treatment for metastatic breast cancer were $7.7 billion.

The OASIS trial is an investigator-initiated prospective open-label Phase II trial evaluating the efficacy and safety of SM-88 with MPS for the treatment of metastatic hormone-receptor positive, HER2- breast cancer after treatment with a CDK4/6 inhibitor. This trial is designed as a two-stage trial, enrolling up to 50 patients who have failed or progressed after receiving two hormonal agents and a CDK4/6 inhibitor to receive SM-88 with MPS without additional cancer therapies. The primary endpoint of this trial is ORR, with secondary endpoints including DOR, CBR at >24 weeks, PFS, and safety. The trial is being conducted at Georgetown University at a total of five sites within the Georgetown/MEDSTAR system located in Washington DC, Maryland, and New Jersey. Patient enrollment began in 2021 with the first patient dosed in September. We plan to provide an update on the OASIS breast cancer study during the first half of calendar year 2023.

This trial is being conducted as a follow up to the encouraging anti-tumor efficacy observed from the initial trials of SM-88 in this specific patient sub-group. In the FIH study and Compassionate Use Program (each discussed below under “Completed Studies”), several heavily pretreated metastatic HR+/HER2- breast cancer patients displayed tumor responses to SM-88, including several complete responses. This trial is aimed to further explore this signal and will also collect cell-free DNA from patients from different time-points with a goal of better understanding potential biomarkers of response and other aspects of SM-88’s mechanism of action. TYME has also established an academic collaboration with an investigator at Georgetown University to explore the mechanism of SM-88 and MPS, including models of CDK 4/6 resistance.

HoPES Phase II Trial in sarcoma

In early 2020, the open-label Phase 2 investigator sponsored trial of SM-88 therapy in sarcoma, HoPES, opened. This trial has two cohorts each expecting to enroll 12 patients. The first is SM-88 with MPS as salvage treatment in patients with mixed rare sarcomas, and the other is SM-88 with MPS as maintenance treatment for patients with metastatic Ewing’s sarcoma that had not progressed on prior therapy.  The primary objectives are to measure ORR and PFS. Secondary objectives include DOR, OS, CBR using RECIST, and incidence of treatment-emergent AEs. The Joseph Ahmed Foundation is sponsoring this trial, which is being conducted by Principal Investigator Dr. Chawla at the Sarcoma Oncology Center in Santa Monica, CA. We anticipate that the trial enrollment will continue through the end of calendar year 2022.

The trial was initiated after anti-tumor efficacy and other clinical benefits were observed in several patients with Ewing’s Sarcoma and other heavily pre-treated sarcomas in the FIH study and Compassionate Use Program (each discussed below under “Completed Studies”). This included objective tumor responses in two Ewing’s sarcoma patients. Upon review of the data, Dr. Chawla approached TYME with an interest in examining SM-88 in a clinical trial.

Ewing’s Sarcoma is an ultra-rare cancer that can affect adolescents and younger adults, with approximately 200 cases diagnosed in the US per year.  Broadly there are over 50 types of sarcomas, totaling about 13,500 new cases diagnosed in the US each year. While there have been some recent developments for certain sarcomas, there remains a high need for additional effective therapies, especially for patients with metastatic disease.

Preclinical Pipeline Programs

SM-88 MOA and Biomarker Research

The Company has begun a comprehensive translational preclinical program. We have engaged Evotec, a leading global research and development company, to aid in the execution of these activities, and we are also incorporating several complementary academic collaborations into this multi-faceted program. The overall goal of these activities is to potentially identify actionable biomarkers of sensitivity and activity to SM-88 in various cancers, complementary combination drugs strategies for SM-88, and other cancer metabolism targets that could benefit from treatment. Additionally, the Company intends to incorporate liquid and tumor biopsies to future clinical trials to contribute to the biomarker identification. We anticipate this engagement will have several stages, and that it is likely to last through this fiscal year and into future periods.

Georgetown Collaboration – Breast Cancer

In May 2021, TYME initiated a research collaboration with a research investigator at Georgetown University, to examine the effects of SM-88 in breast cancer. This collaboration is examining the effects of SM-88 and MPS in various breast cancer models in culture and animal models. The project is exploring metabolomics, gene expression analysis, and protein array analysis following SM-88 exposure to characterized cancer cell lines, including cell lines with acquired resistance to CDK4/6 inhibitors.

Mayo Collaboration – Pancreatic Cancer

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

SM-88 Injectable

TYME has been developing an injectable form of SM-88 as an additional potential administration for the therapy.   This formulation is a distinct drug substance to oral SM-88, however the active product is ultimately the same as the oral formulation. The company is working with Evotec to conduct detailed pharmacokinetics and pharmacodynamics of this agent, as well as comprehensive in vivo xenograft studies in animals to determine the optimal dosing and composition of the product. These studies will also include detailed computational analysis of transcriptional, biological, and immune related markers from these studies in order to identify potential biomarkers that may aid in the direction of eventual clinical development. We anticipate much of this work to be complete in the calendar year 2022. The company, working with various contractors, has also begun a manufacturing campaign of GMP grade drug product for potential clinical use. We have completed the initial formulation stages of the program and anticipate we would be able to complete this campaign during the first half of calendar year 2023.

TYME-18 and TYME-19

TYME-18 is a CMBTTM compound under development that is delivered intratumorally. TYME-18 leverages a member of the bile acid family to create a potential treatment for inoperable tumors. Preliminary observations of the local administration of TYME-18, a combination of a proprietary surfactant system and natural sulfonic acid, suggested its potential as an important regulator of energy metabolism that may impede the ability of tumors to increase in size, which, in addition to its lytic functionality, could prove useful in difficult-to-treat cancers  The Company is assessing development priorities to determine if additional advancement of this program is warranted at this time.

TYME-19 is an oral synthetic member of the bile acid family. The Company also uses bile acids in its anti-cancer drug candidate, TYME-18. Because of its expertise in bile acids and their effects, the Company was able to identify TYME-19 as a well-characterized bile acid with potential antiviral properties. Bile acids have primarily been used for liver disease; however, like all steroids, they are messenger molecules that modulate a number of diverse critical cellular processes. Bile acids can modulate lipid and glucose metabolism and can remediate dysregulated protein folding, with potentially therapeutic effects on cardiovascular, neurologic, immune, and other metabolic systems. Some agents in this class have also previously shown antiviral properties.

The Company has retained virology experts at Evotec to assess the mechanisms of TYME-19. Evotec is a global drug development company that has the capability to access the multiple existing and emerging variants of the COVID-19 virus. TYME and Evotec are testing the ability of TYME-19 to interrupt the cellular pathways commonly used by viruses to produce viral proteins as well as cellular responses to viral infection that cause local inflammation. Prolonged inflammation from SARS-CoV-2 can lead to some of the severe outcomes experienced by infected patients. We expect the work by Evotec will provide us with information allowing us to assess the potential path forward for the program.

Tumor Targeting Technology

TYME has developed a technology (“Tumor Targeting Technology”) by which the tyrosine isomer L metyrosine (L-α-methylparatyrosine) can be fused with a second therapeutic agent in a manner that creates a fusion compound that may allow targeted accumulation of the treatment by the cancer cells in a novel manner. The Company is assessing potential development paths for this technology.

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

The results of the FIH study were published in the journal, Investigational New Drugs, in March 2019, including data from the trial’s initiation in January 2012 through September 2017. Patients were treated with monotherapy SM-88 and achieved mOS of 29.8 months, median PFS of 13 months, and a 33% ORR. The ORR consisted of four CRs and six PRs, based on RECIST.  In addition, 57% of patients (17/30) achieved RECIST SD with a median SD duration of 11 months. Five FIH study patients with metastatic cancer survived for over five years after commencing SM-88 treatment. All FIH study patients improved or maintained Eastern Cooperative Oncology Group Performance Status (“ECOG PS”), a measure of quality of life, after initiating SM-88 therapy, and OS was comparable for patients who entered the trial with ECOG PS ranging from 0 (asymptomatic) to 2 (unable to perform any work-related activities).

We believe that traditional RECIST response criteria, a commonly used clinical endpoint based primarily on CT images, may not fully reflect the therapeutic benefit from SM-88. This is based in part on the observation in the FIH study where a total of 17 of the 30 patients achieved SD with mOS of 29.0 months. Because we believe many patients on SM-88 experience therapeutic benefit without necessarily achieving a CR or PR under RECIST criteria, we commonly refer to “Clinical Benefit,” which includes CR, PR and SD designations.

SM-88 used with M2PS demonstrated a favorable safety profile and was well tolerated. All related AEs for SM-88 were classified as mild or moderate. The most common treatment AEs experienced included hyperpigmentation by 100% of patients (30/30), fatigue by 56.7% of patients (17/30) and pain by 10% of patients (3/30). No dose limiting toxicities were observed.

Compassionate Use Program

In parallel with and following the FIH study, we also allowed advanced cancer patients’ access to SM-88 through a compassionate use program under IRB supervision (the “Compassionate Use Patients”). In early 2018, we performed a retrospective analysis on 53 Compassionate Use Patients who had available data and received at least six weeks of treatment. These patients had their scans reviewed by independent radiologists to determine response under RECIST, and 75% of these patients (40 of 53) were deemed to have experienced Clinical Benefit, consisting of 8 CRs, 16 PRs and 16 SD designations.

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

The Phase II trial of SM-88 in patients with non-metastatic, biochemical-recurrent prostate cancer enrolled 23 patients with rising prostate-specific antigen levels, detectable CTCs and no radiographically detectable metastases. The study duration was six months, per the study protocol, although some patients were granted a waiver to remain on treatment for longer periods. Seventy-four percent (74%) of patients (17/23) had previously received androgen deprivation therapy as treatment for prostate cancer. All enrolled patients were given daily oral SM-88 with MPS for the duration of treatment.

Based on data as of September 2019, 100% of patients (23/23) on trial remained free of metastatic progression and 87% of patients (20/23) maintained radiographic progression-free survival (“rPFS”) with a median duration of 6.5 months from the initial diagnoses of PSA rise. All patients who maintained rPFS also exhibited meaningful reductions in CTCs.

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

TYME-88 Pancreatic Trial Reported Results

In April 2022 we reported on the final results of our TYME-88-Panc trial, a multicenter, prospective open-label phase II/III RCT of oral SM-88 plus methoxsalen, phenytoin, and sirolimus (MPS) in patients with mPDAC who had failed at least one prior line of therapy. (TYME-88-Panc Part 1) Study subjects received either 460 or 920 mg PO daily of SM-88 plus oral MPS. Patients in both arms of the study received the same dose of oral MPS. The primary endpoint of the trial was objective response rate (RECIST 1.1).

On March 12, 2019, the last trial subject was enrolled and as of September 1, 2021, 49 subjects had been randomized to either the 460 (n = 26) or 920 mg (n = 23) dose of SM-88, with 37 subjects deemed evaluable after completing at least one 28-day cycle of treatment and having a minimum of 23 days on treatment. Of the evaluable patients, five had failed one prior line of therapy, 18 patients had failed two prior lines and 14 patients had failed three or more prior lines. Twenty of these patients (54.0%) had received FOLFIRINOX in the first line.

The DCR, OS, and PFS did not differ significantly between the two dose levels. Stable disease was achieved in nine of 37 patients (DCR, 24.3%), and there were no complete or partial responses. In the intent to treat population of 49 patients, the mOS was 3.4 months (95% CI: 2.7- 4.9 months). Those treated in the second line had a mOS of 8.1 months and a median PFS of 3.8 months. Survival was higher for patients with stable disease than those with progressive disease (any line; median OS: 10.6 months compared to 3.9 months; p = 0.01).

Quality of life, as measured by QOL scores as reflected in completed EORTC quality of life questionnaires (the EORTC QLQ-C30 questionnaire) was maintained or improved in 24 of 37 evaluable patients (65%) and trended in favor of the 920 mg SM-88 dose (p=ns). The SM-88 with oral MPS was well tolerated; only a single patient (1/49) experienced related grade 3 and 4 SAEs on treatment, which consisted of Grade 3 abdominal pain and Grade 4 hypotension, each of which eventually resolved.

Although the Company completed and reports the results of Part 1 of this trial, as discussed below under “-Discontinuing Programs - TYME-88-PANC (Part 2) (third-line Metastatic Pancreatic Cancer)”, the Company decided to stop enrollment in this trial and has begun the process of closing down the remaining Part 2 of this trial.

Discontinuing Programs

Precision Promise Trial- SM-88 with MPS as 2nd line therapy in metastatic pancreatic cancer

In October 2018 the Company partnered with PanCAN to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision PromiseSM. The objective of Precision Promise is to expedite the study and approval of promising therapies for pancreatic cancer by bringing multiple stakeholders together, including academic, industry and regulatory entities. The trial, began in early 2020, SM-88 (with the conditioning agents MPS) was being studied as monotherapy in a treatment arm for patients who have failed one prior line of chemotherapy.

On January 26, 2022, the Company announced the discontinuation of SM-88 with MPS in the Precision Promise trial in metastatic pancreatic ductal adenocarcinomam (“mPDAC”) upon learning from PanCAN, the trial sponsor, that it terminated the arm due to futility compared to the control of standard of care chemotherapy in second-line mPDAC. Based on the information provided by PanCAN, the OS for SM-88 with MPS in monotherapy was lower compared to standard of care chemotherapies with either Gemcitabine and Abraxane or modified FOLFIRINOX. As of March 31, 2022, remaining estimated costs to close out the trial have been expensed.

TYME-88-PANC (Part 2) (third-line Metastatic Pancreatic Cancer)

In fiscal year 2020, we launched our pivotal study for SM-88 in the third-line treatment of pancreatic cancer through an amendment to our ongoing TYME-88-Panc trial (Part 2), with the first patient dosed in the third quarter of the fiscal year. As described previously, the COVID-19 pandemic significantly impacted enrollment of this trial, such that it appeared it was likely to complete enrollment in a similar timeline to the second-line Precision Promise pancreatic cancer trial. There was also a higher than expected dropout of patients randomized to the chemotherapy control arm, which could have potentially impacted the interpretative and regulatory utility of the data.

Following the strategic review discussed above, considering, in part, the timeline and regulatory utility for this trial compared to the parallel Precision Promise trial and concentration of investment in this specific cancer, management concluded that it would be best to focus on the second-line Precision Promise trial that offers treatment options to patients earlier in their disease and includes tumor biopsy and biomarker analyses that align with the Company’s overall strategic focus on identifying targeted therapies.

Therefore, the Company decided to stop enrollment and begin the process of closing down the trial. Patients currently on therapy are allowed to continue treatment until progression or unacceptable toxicity. The closing of this trial is expected to require several months to complete. During the year ended March 31, 2022, the Company expensed $723,000 of estimated closeout costs. The trial’s remaining ongoing expense to the Company is approximately $400,000 and is expected to be incurred over the five months following March 31, 2022.

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

As a result of our strategic review, the Company intends to significantly increase its investment on exploring SM-88’s mechanism of action and the current dosing regimen. We have engaged with the global research and development firm, Evotec, to aid in the execution of these activities. The Company has also expanded its academic pre-clinical research collaborations, including with the Mayo Clinic and Georgetown University. In addition, in our recently announced OASIS breast cancer trial, the investigators will be collecting cell-free DNA from patients throughout their treatment. Working with a leading diagnostics company, the Company aims to leverage these samples to better understand response dynamics for SM-88 and to begin to identify potential biomarkers for SM-88 response and sensitivity.

The overall goals of these efforts are to potentially identify patient subsets or disease biomarkers that could be applied to patient selection in future, clinical trials, as well as identify potential optimal combinations with other anti-cancer mechanisms that could aid future clinical development.

Portfolio Development Strategy and Key Product Properties

In the first half of calendar year 2021, the Company undertook a comprehensive strategic review with the goal of aligning the Company’s development plans with core strategic goals. Key elements of our strategy to achieve this goal were to:

•	Successfully advance the development of SM-88 across a broad range of cancers.
•	Work towards identifying actionable biomarkers for patient selection or treatment response to SM-88.
•	Continue to invest in our technology platform and expand the breadth and depth of our IP portfolio.
•	Build a balanced portfolio of proprietary and partnered programs.

By leveraging our confidence in SM-88’s ability to disrupt key aspects of cancer’s unique metabolism, our intention is to create an innovative therapeutic program with SM-88 that is:

•

Broadly effective across different cancer types – Because a vast majority of cancers use the same metabolic process, known as the Warburg Effect, we believe that they could likely also have the same susceptibilities to SM-88 treatment, regardless of physiologic origin;

•

Highly specific to cancer – As supported by the current safety data reported for approximately 180 patients, together with recent advances in radiographic imaging that use tyrosine-based agents to selectively image cancer cells, cancer appears to have a high affinity for tyrosine uptake compared to normal healthy cells;

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

Some outcomes aimed to be achieved in this pipeline review process were to: 1) assure the current clinical programs were optimally aligned with both the current data for SM-88 and were in areas that were clinically and strategically relevant to the company, 2) identify any key gaps in preclinical or mechanism information that would optimally guide the clinical development of SM-88, and 3) assess the appropriate capital commitment to each of these areas in order to improve the potential to achieve the long-term development and strategic goals of the company. The Company’s current strategy, including ongoing studies, the Preclinical Pipeline Program and diversification efforts, have been developed based on the key takeaways from the strategic review, as well as on subsequent developments.

Intellectual Property

We will strive to protect and enhance our proprietary technology, inventions and improvements that are commercially important to the development of our business, including through seeking, maintaining and defending patent rights (when required), whether developed internally or licensed from third parties. We also intend to rely on trade secrets related to our proprietary technology platform and our know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the fields of cancer and viral infection treatment, which may be important for the development of our business. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions, where available.

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

TYME maintains a broad intellectual property portfolio of 270 patent applications granted or pending worldwide. The patents encompass SM-88 as well as inventions that fight cancer and aid in the creation of novel mechanisms to further that effort, and also a new potential treatment of COVID-19. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We have and will continue to seek U.S. and international patent protection for a variety of technologies, including: pharmaceutical compositions, methods for treating diseases of interest, methods for manufacturing the pharmaceutical compositions and research tools and methods. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel products. We will also seek protection, in part, through confidentiality and proprietary information agreements.

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

We also rely on trademark laws to protect our proprietary rights. Our trademark portfolio currently consists of one domestic trademark: CMBT (cancer metabolism-based therapies).

Competition

Our business strategy is intended to effectively position SM-88 and our pipeline for competition with products manufactured by other companies in the highly fragmented and competitive cancer treatment market. Our competition comes from other commercial and research enterprises working in the field of cancer research. This includes pharmaceutical and biotechnology companies, academic institutions, patient advocacy groups and hospitals and government private research institutes around the globe.

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

Our products, if approved for sale, would eventually be subject to competition from generic drug manufacturers. Manufacturers of generic biopharmaceuticals generally invest far less in R&D and marketing than R&D companies such as us. We anticipate that any manufacturer of a generic version of our drugs will invest far less than we have in the past and intend to do in the future. They, therefore, have the advantage in that they can price their drugs much lower than the brand-name drugs for which we obtain approval. Additionally, in many countries outside the United States, IP protection is weak or nonexistent and we would be forced to compete with generic or counterfeit versions of our products in such countries whether or not we hold legal exclusivity.

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

In addition to currently marketed therapies, there are also a number of medicines in late-stage clinical development to treat cancer. These medicines in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant, additional competition for SM-88 and our pipeline.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conducting of the preclinical tests must comply with federal regulations and requirements, including GLP. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product CMC and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for standard review drugs are reviewed within 10 months from the date the application is accepted for filing. Although the FDA often meets its user fee performance goals, it can extend these timelines if necessary and its review may not occur on a timely basis at all. The FDA usually refers applications for novel drugs, which present complex questions of safety or efficacy, to an advisory committee – typically a panel that includes clinicians and other experts – for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the drug product unless it verifies that compliance with cGMP standards is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication(s) being studied.

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

As of March 31, 2022, we have two active INDs with the FDA, both of which are associated with SM-88. The two INDs are active with the relevant FDA divisions within the Office of Oncologic Diseases that oversee our ongoing trials, the DO1 and the DO2.  In addition, clinical investigators have previously and may in the future request their own INDs in order to use SM-88 or other products in IITs.  For example, the HopES trial for sarcoma is an IIT where the IND for SM-88 use is held directly by the clinical trial site.

Priority Review/Standard Review (U.S.) and Related Requirements

The FDA may grant an NDA a priority review designation upon the request of an applicant and based on the results of the Phase III clinical trial(s) submitted in the NDA. This designation sets the target date at six months for FDA action on the application. Priority review is granted where preliminary trial results indicate that a product, if approved, has the potential to provide a safe and effective therapy for a situation where no satisfactory alternative therapy exists or where the product is possibly a significant improvement over the existing marketed products. If these criteria are not met for priority review, the NDA is subject to the standard FDA review period of ten months. However, priority review designation does not change the scientific/medical standard for regulatory approval or the quality of evidence necessary to support approval. There can be no assurance that we would be able to satisfy the eligibility criteria for priority review or to receive regulatory approval under either standard review.

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

Fast Track Program

The fast track program, a provision of the Food and Drug Administration Modernization Act of 1997 (“FDAMA”), is designed to facilitate interactions between a sponsor and the FDA before and during submission of an NDA for an investigational agent that, alone or in combination with one or more drugs, that is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need for that disease or condition. Under the fast track program, the FDA may consider reviewing portions of a marketing application before the sponsor submits the complete application, if the FDA determines, after a preliminary evaluation of the clinical data, that a fast track drug may be effective. A fast track designation provides the opportunity for more frequent interactions with the FDA and could make the drug eligible for accelerated approval priority review if supported by clinical data at the time of submission of the NDA.

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

Advertising and Promotion

The FDA prohibits the pre-approved marketing and promotion of drugs and closely regulates the post-approval marketing and promotion of drugs, including through standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet and social media. Failure to comply with these regulations can result in significant penalties, including the issuance of untitled and warning letters directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials are pre-cleared by the FDA and federal and state civil and criminal investigations and prosecutions.

Drugs may be marketed only after initial approval and only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes to indications, labeling or manufacturing processes or facilities, may require a submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing original and resubmitted NDAs.

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

We currently purchase all our drug substance and drug products from contract manufacturers and intend to continue to do so on an as-needed purchase order basis. We have entered into limited term supply arrangements for certain SM-88 components related to supply for our clinical activities in order to secure favorable pricing terms. We intend to identify and qualify any further necessary contract manufacturers to provide all APIs and finished drug product services during the IND stages and before submission of an NDA to the FDA.

We have started some focused precommercial technical development activities toward commercial manufacturing. These precommercial manufacturing activities are expected to be able to support ongoing clinical manufacturing activities as needed. Our current intention is that, during the ongoing development of SM-88, other than our limited and focused precommercial activities, we will transition the needed manufacturing, CMC and GMP programs towards commercial third-party manufacturing when appropriate. The overall manufacturing program includes, but is not limited to, the development of product and process specifications, producing and validating standards and the development of suitable analytical methods for test and release, as well as stability testing. Before and during the use of contract manufacturers, we (or qualified designee) will conduct audits to ensure compliance with the mutually agreed process descriptions and cGMP regulations. Our manufacturers themselves must comply with their in-house quality assurance programs and be available for inspections by regulatory agencies, including the FDA and European drug regulatory agencies. During the development of our drug candidates, we anticipate scaling the manufacturing process to a suitable size. Increasing scale involves several steps and may involve modification of the process, in which case modifications to our CMC sections will occur, with continuous submissions to the FDA and European regulatory authorities.

As we progress through the regulatory approval process, there is a possibility that our intended manufacturing process will undergo modifications, primarily based on initial manufacturing results and data generated during the manufacture of the drug substance and product to be used in our clinical trials. Modifications could cause delays in obtaining regulatory approval of SM-88, if at all, as well increase our research and development and manufacturing costs and potentially make such product costs prohibitive to our intended end users and their medical insurance providers.

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

Our tyrosine-based component is a derivative product that has been modified by a proprietary process to modify its functionality. This drug substance is being manufactured on an exclusive basis by a leading, FDA-audited contract manufacturer that has previously manufactured tyrosine-based products on a commercial scale. This manufacturer currently is our sole supplier of this drug substance. To our knowledge, the current manufacturer of this drug substance is the only FDA registered and inspected manufacturer of this drug. We believe this contract manufacturer has sufficient capacity to meet our projected needs into the near future and we maintain inventory on hand to meet our immediate clinical needs. In the event of a catastrophic event or if this contract manufacturer is unable to meet our needs, we will need to find an alternative source. This will likely result in delays for the clinical development program or future commercial programs. It is not impossible to find a substitute for this supplier in the event that it becomes necessary, but it may be costly, including in terms of development time. We do not currently have arrangements in place for a redundant supply of the drug substance.

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

Employees and Human Capital

As of March 31, 2022, we had a total of 13 employees, all full-time and all located in the United States. Of this total workforce, 6 FTE employees were engaged in or directly supported our research and development activities and 7 FTE employees perform general and administrative functions. The roles of certain employees include both R&D activities and general administrative functions, and, as such, for purposes of the immediately preceding sentence they are categorized in more than one role based on time spent on each function. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good. In order to enable us to further develop and potentially commercialize SM-88 and other pipeline candidates we will need to maintain and continue to hire additional experienced personnel as well as to rely on third-party consultants for certain activities.

We are committed to a work environment that is welcoming, inclusive and encouraging, and we believe that we can be at our best when we bring together diverse teams with different perspectives, experiences and ideas. In furtherance of our commitment to diversity and inclusion, and diverse perspectives on our Board and among our employees, our Corporate Governance Guidelines provide that, when evaluating candidates for nominations as new directors, the pool of candidates from which the nominating and governance committee of the Board recommends nominees will include qualified persons who reflect diverse backgrounds, including both underrepresented people of color and different genders, and if any third party search firm is used, it will be specifically instructed to include such candidates.

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

Throughout the COVID-19 pandemic, many of our employees have worked remotely. In June 2021, our employees returned to the Company’s office in-person from time to time while also continuing to work remotely and being permitted to fully “work-from-home” if preferred, and we have relaxed our travel restrictions. For in-office work, we implemented a number of significant safety measures based on current guidelines recommended by the Centers for Disease Control.

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

At-the-Market Sales of Common Stock

On October 18, 2019, TYME entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may, from time to time, sell shares of Common Stock through Jefferies having an aggregate offering price of up to $30.0 million (the “Jefferies ATM”). Under the Sale Agreement the minimum share sales price (“Floor Price”) shall not be less than $1.00 without Jefferies prior written consent. Since its initiation, we raised approximately $7.3 million in net proceeds after commissions and other transaction expenses and sold 5,815,254 shares of Common Stock. We have not sold any securities pursuant to the Jefferies ATM during fiscal year 2022 or into fiscal year 2023.

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

Steve Hoffman, our former Chief Science Officer and current director, owned approximately 12.2% of our outstanding common stock as of March 31, 2022. Additionally, Michael Demurjian, our former Chief Operating Officer, also owned approximately 13.8% of our outstanding common stock as of March 31, 2022. As such, Mr. Hoffman and Mr. Demurjian will each be positioned to exercise significant influence over our Company’s affairs, including, but not limited to, electing members of our Board of directors and exercising influence and voting rights in connection with structural defenses and anti-takeover measures, and fundamental corporate transactions, and they may seek action that may not reflect the best interests of all of the stockholders of our Company.

The Company entered into voting agreements with Messrs. Hoffman and Demurjian on March 24, 2022 and April

18, 2022 respectively. Mr. Hoffman agreed to vote all shares of TYME common stock beneficially owned by him in accordance with the Board’s recommendation with respect to any matter presented to the stockholders for a period of one year and Mr. Demurjian agreed to do so for a period of two years from the date of the agreement.

Additionally, the Company has granted Mr. Hoffman perpetual, exclusive non-royalty bearing license rights with respect to certain patents and patent applications that the Company uses for SM-88 in all fields other than in connection with the treatment of cancer. Further, in his employment agreement, Mr. Hoffman agreed that all IP he had developed during his employment with us that related to the Company’s or any of its affiliates’ businesses, research and development or existing products (or products under development) or services is the property of the Company, but only with respect to the treatment of cancer in humans and certain other indications. Likewise, Mr. Demurjian agreed that all IP he had developed during his employment with us is the property of the Company, but only with respect to the treatment of cancer in humans.

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

Investors may be unable to sell their shares of our common stock at or above the price they paid for their shares due to fluctuations in the market price of our common stock arising from factors affecting our drug discovery and development objectives as well as changes in our operating performance or prospects. In addition, the stock market is subject to significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

•	results and timing of our clinical trials and clinical trials of our competitors’ products;
•	the failure or discontinuation of clinical trials in which our product candidates are being studied or of any of our development programs;
•

limitations on the availability of acceptable-quality clinical supplies or issues in manufacturing our drug candidates, the MPS components or any future drugs we may develop and receive governmental approval to market;

•	regulatory developments or enforcement in the United States and non-U.S. countries with respect to our or our competitors’ products;
•	failure to achieve pricing and reimbursement levels expected by us or the market;
•	competition from existing products or new products that may emerge;
•	developments or disputes concerning patents or other proprietary rights;
•	introduction of technological innovations or new commercial products by us or our competitors;
•	announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations, capital commitments or strategic reviews;
•	changes in estimates or recommendations by securities analysts, to the extent any cover our common stock;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	public concern over our drug candidates or any future drugs we may develop and receive governmental approval to market;
•	litigation or the threat of litigation;
•	future issuances and sales of our common stock;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	additions or departures of key personnel;
•	changes in the structure of healthcare payment systems in the United States or overseas;
•	the failure of our drug candidates, if approved, or any other approved drug product we may develop, to achieve commercial success;
•	economic and other external factors or disasters, military conflicts or widespread health or other crises;
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

Our common stock has historically been characterized by low and/or erratic trading volume, and the intraday per share price of our common stock has fluctuated from $0.28 to $2.02 between April 1, 2021 and March 31, 2022, the date of our last completed fiscal year.

As of July 31, 2017, our common stock became quoted on the Nasdaq Capital Market under the symbol “TYME.” Historically, the public market for our common stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. For the fiscal year ended March 31, 2022, the average daily trading volume for our common stock was approximately 2,883,757 shares. In addition, the price of our common stock has been volatile. Our common stock had a closing price of $1.87 on April 1, 2021, and ended fiscal year 2022 at a closing price of $0.35. During the fiscal year 2022, our common stock had a low closing price of $0.28, which occurred on March 14, 2022 and March 15, 2022, and had a high closing price of $1.87, which occurred on April 1, 2021.

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

We may be unable to regain and maintain compliance with Nasdaq continued listing requirements, which could cause our common stock to be delisted from Nasdaq. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition, and results of operations.

Our common stock is currently listed on The Nasdaq Capital Market. To maintain the listing of our common stock on The Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others, a minimum closing bid price of $1.00 per share.

On December 22, 2021, the Company received notice from Nasdaq that the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, and that we are therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). Nasdaq’s notice has no immediate effect on the listing or trading of our common stock on The Nasdaq Capital Market.

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

As of the date hereof, we had not regained compliance with Rule 5550(a)(2). While the Company intends to seek an additional period beyond June 20, 2022 to regain compliance and to regain compliance during such additional compliance period, there can be no assurance that we will be able to do so, or to maintain compliance with any other Nasdaq continued listing requirement.

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

We are authorized to grant equity awards, including stock grants and stock options, to our employees, directors and consultants, covering up to 12.5% of our shares of common stock outstanding from time to time pursuant to our 2015 Equity Incentive Plan, as amended (the “2015 Plan”) and up to 5,750,000 shares of our common stock, pursuant to our amended and restated 2016 Director Plan (the “2016 Director Plan”). Future issuances, as well as the possibility of future issuances, under our 2015 Plan or 2016 Director Plan or other equity incentive plans could cause the market price of our common stock to decrease.

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

Provisions in our corporate charter and our by-laws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Because our board is responsible for appointing the members of our management team, these provisions could, in turn, affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions:

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

Additionally, our by-laws to provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for actions or proceedings for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a breach of fiduciary duty owed to the Company or its stockholders; (iii) any action asserting a claim against us arising under the Delaware General Corporation Law, the Company’s certificate of incorporation, or the Company’s by-laws; or (iv) any action asserting a claim against the Company that is governed by the internal affairs doctrine. Our by-laws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

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

We continue to monitor the effect of the novel strain of coronavirus, COVID-19, which has spread worldwide and has caused significant disruptions due to the pandemic and efforts to mitigate it. We may continue to experience disruptions because of the COVID-19 pandemic that could impact our business. These disruptions may be made more likely to occur or may be exacerbated the longer the crisis continues:

In particular, our clinical trials will likely continue to be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring, data analysis, dissemination of product information and regulatory review have been disrupted and may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic.

Although many pandemic-related restrictions have been loosened, COVID-19 continues to evolve and counter measures have also changed and been re-imposed from time to time. Should this continue or should government countermeasures become more restrictive, our business operations, results of operations and financial condition may further be affected as follows:

•

The continuation of the coronavirus pandemic may adversely impact our operations and risk a delay, default and/or nonperformance under existing agreements, which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

•

Our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations, if our third party suppliers are adversely impacted.

•	Our business may experience a material economic effect due to the additional work and resource demands for our employees and vendors.

•	Our ability to file on a routine and timely basis our periodic reports or other filings under federal securities or other laws and regulations may be adversely impacted.

•

Our business may experience a material economic effect. Our ability to access capital either at all or on favorable terms may be reduced. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. The extent to which the coronavirus further impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. Management will continue to monitor the situation closely and implement business continuity and emergency response plans as needed.

Our proprietary lead drug product, SM-88, is in clinical development in two principal areas. We are currently participating in the advancement of clinical trials for breast cancer and sarcoma. We are considering additional clinical trials in other solid tumors and/or hematologic malignancies. Clinical drug development is expensive, time-consuming and uncertain, and we may ultimately not be able to obtain regulatory approval for the commercialization of our lead candidate.

The risk of failure for drugs in clinical development is high and it is impossible to predict whether our lead drug candidate for the treatment of cancer, SM-88, will prove safe and effective for use in humans or if it will receive regulatory approval. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA, the EMA, national competent authorities in Europe and other non-U.S. regulatory authorities, which establish regulations that differ from country to country. We are not permitted to market SM-88 and any other drug product we may develop in the United States or in other countries until we receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Since SM-88 is in clinical development, it is subject to the risk of failure inherent in the drug development process. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA or EMA. Obtaining approval of an NDA or an MAA can be a lengthy, expensive and uncertain process, and we may experience delays as an impact of COVID-19. In addition, failure to comply with the FDA, EMA and/or other non-U.S. regulatory requirements prior to or following regulatory approval, could subject our Company to administrative or judicially imposed sanctions, which include, but are not limited to:

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
•

mortality rates in clinical trials for drug candidates such as SM-88 are shown to be numerically higher, given the fact that subjects are being treated for late stage cancers than participants in other clinical trial programs;

•	regulatory agencies may not find the data from nonclinical and clinical trials sufficient or well-controlled;
•	regulatory agencies might not approve or might require changes to manufacturing processes or facilities; and
•	regulatory agencies may change their approval policies or adopt new regulations.

Any delay in obtaining or failure to obtain, required approvals could materially adversely affect our ability to generate revenue from SM-88, which would likely result in significant harm to our financial position and adversely impact our share price. Furthermore, any regulatory approval to market SM-88 may be subject to limitations on the indications for use for which we may market the drug or to restrictions or post-approval commitments that render SM-88 not commercially viable. These limitations may limit the size of the market for SM-88 and any other drug product we may develop.

We have limited experience with completing large-scale or pivotal Phase II or III clinical trials, obtaining FDA approvals or commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability or could result in delays or the failure to obtain required regulatory approval of our products.

Although some members of our management team have experience in creating, seeking approval and marketing various products, our operations to date have been limited to financing and staffing our Company, developing our technology platform, SM-88, TYME-19 and our other drug candidates, conducting our small-scale completed Phase

I or Phase II clinical trials for our drug candidates, and initiating or partnering to initiate pivotal trials for SM-88. We have initiated our commercialization strategy and marketing plan. Accordingly, as a company, we have not had experience completing a large-scale or pivotal clinical trial (whether Phase II, III, or otherwise), obtaining marketing approval, manufacturing product on a commercial scale or conducting sales and marketing activities. If a product candidate is approved, we will need to transition from a company with a research and development focus to a company capable of supporting successful commercial activities. We may not be successful in any step in such a transition. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

The timing and length of our clinical trials depends in part on the speed at which we can identify and recruit patients to participate in clinical trials of our product candidates. SM-88 is currently being studied in two investigator-initiated clinical trials, including the Phase II OASIS trial for SM-88 in patients with metastatic HR+/HER2- breast cancer, for which patient enrollment commenced in 2021. Difficulties with enrollment or finding eligible patients and retaining them may cause delays in current and future clinical trials. If patients are unwilling or unable to participate or remain in our clinical trials due to any negative publicity in the industry, interest in trials for other third-party product candidates, or for other reasons, including fears or restrictions related to the COVID-19 pandemic, our clinical trials could be delayed or terminated.

We or our clinical trial sites may not be able to identify, recruit, enroll and retain enough patients, or those with the required or desired characteristics in a clinical trial, to complete our clinical trials in a timely manner. Patient enrollment is affected by factors including the design of clinical trial protocols, size of patient populations, eligibility criteria, proximity and availability of clinical trial sites, perceived risks and benefits of the product candidate under study, and other factors. If we have difficulty enrolling and retaining enough patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which could have an adverse effect on our business. For example, due in part to COVID-19, we experienced slower-than-expected enrollment in our TYME-88-Panc trial, which we have since discontinued.

If clinical trials for our drug candidates are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize our drug on a timely basis, which would require us to incur additional costs and delay revenue.

All our current drug candidates are in clinical development. We conducted several Phase I and Phase II trials for SM-88. We are collaborating with Georgetown University to support a Phase II trial, OASIS, to study effects of SM-88 in breast cancer. SM-88 is also being studied in an open label Phase II investigator-sponsored trial, HoPES, to study SM-88 therapy in sarcoma. The successful completion of these and future trials will be subject to numerous factors that can cause interruptions or delays, many of which may be beyond our control. For example, we also partnered with PanCAN to study SM-88 in an adaptive randomized Phase II/III trial with registration intent known as Precision Promise. In January 2022, we announced the discontinuation of the Precision Promise trial upon learning that the trial sponsor had discontinued the SM-88 arm due to futility. Should we experience any interruption, delay, or discontinuation of our current trials, our plans and expected future revenue could be adversely affected and could result in our inability to continue our operations.

Many factors could substantially delay or prevent the timely completion of our planned clinical trials, which include, but are not limited to the following:

•	slower than expected rate of subject recruitment and enrollment;
•	slower than projected IRB or IEC review and approval;

•	the DMC or Data Safety Monitoring Board (“DSMB”) for a clinical trial requires the clinical trial be delayed or stopped or requests major or minor modifications to the clinical trial;
•	failure of subjects to complete their full participation in clinical trial or return for post-treatment follow-up, which we have experienced in the TYME-88-Panc trial;
•	unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by subjects, including the possibility of death;
•	lack of drug candidate efficacy during the clinical trials;
•	poor trial design for one or more of our clinical trials;
•	withdrawal of participation by a PI in one or more of our clinical trials;
•	withdrawal of participation by one of our CROs;
•	inability or unwillingness of subjects or clinical investigators to comply with clinical trial procedures;
•	resolution of data discrepancies;
•	inadequate CRO management and/or monitoring in one or more of our clinical trials;
•	the need to repeat, reconstruct or terminate a clinical trial due to inconclusive or negative results or unforeseen complications in testing; and
•	a request by the FDA to suspend or terminate our current drug development programs.

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

Drug candidates that have shown promising results in early clinical trials (such as our FIH study) and compassionate use programs (such as our Compassionate Use Patients) may still suffer significant setbacks in subsequent clinical trials. For example, despite promising results in prior trials in pancreatic cancer, the Phase II/III trial with registrational intent, Precision Promise, was discontinued due to futility in January 2022. Many companies in the pharmaceutical industry, including those with greater resources and experience than TYME, as well as those that have conducted large-scale clinical trials under an IND (in contrast to our limited number of FIH study patients and Compassionate Use Patients, all of whom were treated outside of an IND approved clinical trial) have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. In light of these factors, and the fact that our dosage and method of delivery from our FIH study and Compassionate Use Patients differ from our current clinical trials, and may differ from future clinical trials, no assurance can be given that our ongoing or future clinical trials may produce results similar to our FIH study or those experienced by Compassionate Use Patients.

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

There is always the possibility that none of our drug candidates gain regulatory approval if they do not achieve their primary endpoints in its clinical trials, and other factors, such as product safety or nonclinical registration requirements, may prevent such drug candidates from gaining regulatory approval even if it achieves its primary endpoints. The FDA, the EMA or other global regulatory authorities may disagree with our trial design and/or our interpretation of data from nonclinical and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a drug even after reviewing and providing comments or advice on a protocol for a clinical trial. In addition, any of these regulatory authorities may also approve a drug for fewer or more limited indications than requested or may grant approval that is contingent on the performance of costly post-marketing clinical trials. Further, the FDA, the EMA or other non-U.S. regulatory authorities may not accept the proposed labeling or labeling claims that we believe would be necessary or desirable for the successful commercialization of our drug candidates.

Preclinical development programs and preclinical mechanism research activities are uncertain. Our preclinical programs and activities may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.

We are conducting a range of preclinical experiments with external CROs and academic partners to more fully understand and illustrate the mechanism of action of SM-88 in oncology and have recently expanded our activity in this area through a biomarker initiative. However, it is unknown if the impact of SM-88 on processes studied in cultured cells or animal models would be replicated in humans or provide a clinical benefit. The FDA is interested in understanding the general biologic properties of SM-88, and there is a risk that the results produced by our planned preclinical activities might not satisfy their requirements to support a regulatory approval. Therefore, additional activity may be required to address the FDA’s questions, or we might not be able to effectively address these questions.

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

A key element of our business strategy is to further develop and expand our technology platform so that we can build a steady pipeline that we ultimately hope will be successful in the treatment of a variety of cancers, as well as other diseases. However, we may not be able to develop and obtain approval to market our drugs if regulators do not conclude that they are safe and effective. Furthermore, the potential product candidates that we discover may not be suitable for further clinical development, whether due to the potential that they produce harmful adverse effects or possess other characteristics that indicate that they are unlikely to receive marketing approval and/or market acceptance. In addition, unexpected technical issues involving such product candidates could be encountered that could cause the products to be prohibitively expensive to manufacture and market. If we do not continue the steady development and commercialization of products utilizing our technology platform, we will face difficulty in achieving increased revenues in future periods, which could result in significant harm to our financial position and adversely affect our share price.

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

The FDA has broad discretion whether or not to grant fast track or breakthrough designation, which are further discussed under the captions “Fast Track Program” and “Breakthrough Therapy Approvals” in Item 1 of this Annual Report on Form 10-K. Accordingly, even if we believe SM-88 or any other drug candidate meets the criteria for fast track or breakthrough designation, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of fast track or breakthrough designation for a drug candidate may not result in a faster development process, review or approval compared to drug candidates considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by the FDA. The FDA may even withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Further, in connection with fast track designation, we may be required to provide government regulators with additional manufacturing and production information, some of which we may not be able to provide in a timely manner or to the extent required by such regulators, in particular because we are using contract manufacturers.

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

As further described under the captions “Orphan Drug Designation” in Item 1 of this Annual Report on Form 10-K, regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. In July 2020, the Company received from the FDA orphan drug designation for SM-88 as a potential treatment for patients with pancreatic cancer, however, we do not currently have any active clinical trials in pancreatic cancer. Nonetheless, SM-88, or any other drug candidate we may develop that receives orphan drug designation, may not have market exclusivity in particular markets. There is no assurance we will be able to receive orphan drug designation for any other drug candidate we are developing or may develop. Associated marketing exclusivity for SM-88 or another drug candidate for which we may receive orphan drug designation may not effectively protect it from competition because that exclusivity can be suspended under certain circumstances. Further, the granting of a request for orphan drug designation does not alter the standard regulatory requirements and process for obtaining marketing approval.

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

Although our drug candidates will undergo safety testing to the extent possible and agreed to with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. SM-88, our proprietary drug product, is based on a mechanism designed to utilize oxidative stress, among other techniques, to selectively kill cancer cells, yet is powerful and could lead to serious side effects that we can only discover in clinical trials. Unforeseen side effects from SM-88 or our other drug candidates could arise either during clinical development or, if such side effects are sporadic, after it has been approved by regulatory authorities and the approved drug has been marketed, resulting in the exposure of additional patients. While our trials to date for SM-88 have generally demonstrated a favorable safety profile, the results from future trials of SM-88 may not confirm these results. Any new therapy to kill cancer tumors is risky and may have unintended consequences. We have not fully demonstrated that SM-88 or our other drug candidates is safe in humans and we may not be able to do so.

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

In the United States, there have been a number of proposals for increased federal and state government regulation of, or involvement in, the pricing and/or purchasing of drugs. For example, the Prescription Drug Price Relief Act of 2021, introduced in the Senate in March 2021, would require the HHS Secretary to assure that Americans do not pay more for prescription drugs than the median price of five countries (Canada, UK, France, Germany and Japan). There have also been state legislative efforts to address drug costs, which generally have focused on increasing transparency about drug costs and limiting drug prices. Some such legislation has been subject to legal challenges.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration. On November 20, 2020, the CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. In addition, there have been and continue to be similar initiatives at the state level to reduce drug costs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of SM-88 or our other existing or future product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

As is likely to be common with any other product candidate we may develop, the process of manufacturing SM-88, TYME-18 and TYME-19 is complex, highly regulated and subject to several risks, which include, but are not limited to the following risks:

•

We do not have experience in manufacturing our drug candidates in bulk quantity or at commercial scale. We would expect to contract with external manufacturers to develop a larger scale process for manufacturing SM-88 in parallel with our involvement in any larger-scale trials of SM-88 should we pursue participation in such trials. We expect to do the same for our other current drug candidates. We may not succeed in the scaling up of our process or we may need a larger manufacturing process for our drug candidates than what we have planned. Any changes to our manufacturing processes may result in the need to obtain additional regulatory approvals. Difficulties in achieving commercial-scale production or the need for additional regulatory approvals could delay the development and regulatory approval of our drug candidates and ultimately affect our success.

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
•

An unforeseen production shortage resulting from any events, including interruptions to business operations and supply chain disruption as a result of worldwide economic and political disruptions including the impacts of military conflict between Russia and Ukraine, and widespread health crises, such as the COVID-19 pandemic, affecting raw material and or intermediate supply or manufacturing capabilities abroad and domestically.

•

The manufacturing facilities in which our drug candidates are made could be adversely affected by equipment failures, labor shortages, labor strikes, extreme weather events and other natural disasters, widespread disease and other public health crises, including COVID-19, power failures, lack of phone or internet services, riots, crime, act of foreign enemies, war, nationalization, government sanction, blockage, embargo, any extraordinary event or circumstance beyond control and numerous other factors.

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

•

As further described under the caption “Manufacturing” in Item 1 of this Annual Report on Form 10-K, SM-88 drug substance is being manufactured by a FDA registered and inspected third party and to date that manufacturer is our sole supplier of this drug substance. We believe that replacement for this supplier, in the event it becomes necessary, is not impossible, but would cause us to lose time that could otherwise be devoted to development. Currently, we do not have an arrangement in place for a secondary supplier for this drug substance.

•	Third parties may hold IP rights that impact, restrict or inhibit manufacturing or sale of a commercial version of any of our drug candidates.

The drug candidates that we may develop will face significant competition and, if competitors develop and market products that are more effective, safer or less expensive than our drug, our commercial opportunity will be negatively impacted.

The anti-cancer and antiviral treatment industries are highly competitive and subject to rapid and significant technological changes. We are currently developing SM-88 to compete with other drugs that currently exist or are being developed. Drugs we may develop in the future are also likely to face competition from other drugs, some of which we may not be currently aware of. In marketing our products, we will have domestic and international competitors, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, patient recruitment and manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in more advanced stages of development or collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies also may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our drug candidates and any other drug product we may develop obsolete. Some or all of these factors may contribute to our competitors succeeding in obtaining patent protection and/or marketing approval or developing and commercializing products in our field before we do.

There are a large number of companies working to develop and/or market various types of anti-cancer treatments. These treatments consist both of small molecule drugs, as well as biological drugs that work by using next-generation technology platforms to address specific cancer targets. These treatments are often combined with one another in an attempt to maximize a response rate. In addition, several companies are developing drugs that work by targeting additional specificities using a single recombinant molecule.

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

Further, our future ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or biosimilar products if and when they become available.

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

We face an inherent risk of drug liability lawsuits related to the testing of SM-88, TYME-18, TYME-19 and any other product candidate we may develop that is intended to treat seriously ill patients and that is approved by regulatory authorities and introduced commercially. Drug liability claims may be brought against us or our collaborators, if any, by subjects enrolled in our clinical trials, patients, health care providers or others using, administering or selling drug products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of their merit or eventual outcome, liability claims may result in, but are not limited to:

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

Adverse results, side effects of injuries may happen and may lead to product liability claims. Liability claims could divert management’s attention from our core business, be expensive to defend, result in sizable damage awards against us that may not be covered by liability insurance, and could harm our reputation in the marketplace among physicians and patients. Any of these events could harm our business and results of operations and cause our stock price to decline.

If any of our drug candidates is approved for commercial sale, we will be highly dependent upon consumer perception and the safety, effectiveness and quality of such drug candidate. We could be adversely affected if we are subject to negative publicity or if such drug candidate proves to be or is asserted to be, harmful to patients. Because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our drug candidates could have a material adverse impact on our financial condition or results of operations. This would also be true with respect to any other drug product we may develop, receive regulatory approval of and, thereafter, seek to market.

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

We are a clinical-stage pharmaceutical company with a limited operating history. We have incurred significant losses since our inception. As of March 31, 2022, our accumulated deficit was $160,420,062. Our losses have resulted principally from expenses incurred in the discovery and development of SM-88 and from general and administrative expenses incurred while building our business infrastructure. We expect to continue to incur losses for the near future. Furthermore, we expect these losses to increase as we continue our research and development of and seek regulatory approval for our drug candidates and any other product candidates we may develop, prepare for and begin to commercialize our drug candidates or any other regulatory-approved products and add infrastructure and personnel to support our drug development efforts and operations as a public company. The net losses and negative cash flows from operations incurred to date, together with expected future losses, have had and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

Because we have limited financial and managerial resources, we currently are focusing our research programs on SM-88 for the treatment of specified cancer therapies and on the pre-clinical development of TYME-19. We are also engaged in a biomarker initiative in an effort to better inform our development activities and areas of focus. As a result of our limited returns, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, in June 2021, we announced the discontinuation of our TYME-88-Panc trial. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

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

We currently rely on, and will likely continue to rely on, third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators to study our product candidates in clinical trials. We may independently conduct future clinical trials for any drug product we may develop, including SM-88, but will continue to collaborate with such parties to study SM-88 in their clinical trials of SM-88 or other drug candidates. This strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable. For example, we partnered with PanCAN to study SM-88 in its adaptive randomized Phase II/III trial with registration intent known as Precision Promise, but the trial sponsor terminated the SM-88 arm of the trial due to futility, as described below under the heading “Discontinued Programs.” Also, HopES is a Phase II investigator-initiated trial evaluating SM-88 monotherapy in late-stage sarcomas, under the direction of principal investigator Dr. Sant Chawla and in collaboration with The Joseph Ahmed Foundation. We are collaborating with Georgetown University to support a clinical trial evaluating SM-88 in breast cancer. Our reliance on these third parties for clinical development activities reduces our control over these activities, relieves us of certain rights we otherwise would have and puts us at risk for the acts or omissions of these third parties, but it does not relieve us of our responsibilities. For example, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of subjects in clinical trials are protected even though we are not in control of these processes. If the third-party data and results we rely upon prove to be inaccurate, unreliable or not applicable to our product candidates or future product candidate, we could make inaccurate assumptions and conclusions about our product candidates and our research and development efforts could be compromised. These third parties also may have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated

protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates.

In addition, if any of our relationships with third-party CROs or site management organizations terminate, we may not be able to enter into arrangements with alternative CROs or site management organizations or to do so on commercially reasonable terms. Switching or adding additional CROs or site management organizations involves additional cost and requires management time and focus. Further, there is a natural transition period when a new CRO or site management organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we carefully manage our relationships with our CROs or site management organizations, there can be no assurance that we will not encounter similar challenges or delays in the future. Forces beyond our control, including the impacts of COVID-19, could disrupt the ability of our third-party CROs, site management organizations, clinical data management organizations, medical institutions and clinical investigators to conduct our preclinical studies and our clinical trials for our product candidates and for any future product candidate.

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

We currently have limited experience in and we do not own facilities for, clinical-scale manufacturing of SM-88, TYME-18 and TYME-19, and we expect to rely upon third-party contract manufacturing organizations to manufacture and supply drug for our clinical trials. However, we may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including the possible breach of the manufacturing agreement by the third party or the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, the manufacture of pharmaceutical products in compliance with the FDA’s cGMP requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including drug stability, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements and other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, it would jeopardize our ability to supply investigational drug for our clinical trials. Any delay or interruption in the supply of clinical trial materials, including as a result of restrictions put in place because of the COVID-19 pandemic or other supply chain disruptions, could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical development programs and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the ongoing trials.

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

•	collaborators may not aggressively or adequately pursue litigation against ANDA filers or may settle such litigation on unfavorable terms;

•	collaborations may be terminated, sometimes at-will, without penalty;
•	collaborators may own or co-own IP covering our products that results from our collaborating with them and, in such cases, we would not have the exclusive right to commercialize such IP;

•	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws and could result in civil or criminal proceedings; and

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

Risks Related to the Operation of our Company

Our exploration of strategic options may not achieve its intended benefits and could have a material impact on our business, results of operations and financial condition.

In early calendar year 2022, we completed a strategic review to evaluate the Company’s opportunities and implemented several initiatives related to our clinical trials, resource allocations and development strategy. The Company is currently conducting a formal evaluation process with its financial advisor Moelis & Company LLC. As part of this process, we may consider pursuing strategic options, such as mergers, acquisitions, divestitures, joint ventures, partnerships and collaborations. We cannot be certain when or if any type of transaction will occur. Any strategic option involves risks and uncertainties, and we cannot guarantee that any completed or potential transaction or other strategic option, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in our current stock price. In addition, the process of negotiating any corporate transaction could be time-consuming and disruptive, and any transaction would be dependent on a number of factors that are beyond our control, including, among other things, regulatory or other approvals, the availability of financing to potential buyers on reasonable terms, market conditions, industry trends and the interest of third parties in our business. We also could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to employee retention payments, equity compensation, severance pay and legal, accounting and financial advisory fees. Moreover, this process could divert our resources and require significant management time and attention that would otherwise be available for ongoing development of our business. It also could disrupt our relationships with third-party collaborators, impair our ability to recruit and retain key personnel, increase our costs, and lead to legal disputes in connection with this process or any resulting transaction. Any of these factors could have an adverse effect on our business and financial condition.

Our future operational success depends on our ability to retain our key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on our chief executive officer and other members of our executive and scientific teams. Our executives may terminate their employment with us at any time. The loss of any of their services could impede the achievement of our research, development and commercialization objectives. We do not currently maintain “key person” insurance on any of our executives or employees. While we may, in the future, seek to obtain key person insurance , we may not be able to obtain the insurance at favorable rates or at all. Any insurance proceeds we may receive under such “key person” insurance may not adequately compensate us for the loss of the insured’s services.

Recruiting and retaining qualified scientific, clinical, administrative, operations, manufacturing and sales and marketing personnel will also be critical to our success. An overall tightening and increasingly competitive labor market has been observed in the U.S. employment market generally, especially in response to the COVID-19 pandemic. Specific to the biotechnology industry, there is significant demand and competition for the highly specialized talent that we require. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development, preparing filings and communicating with the FDA and other regulatory authorities, preparing for and the conducting of clinical trials and formulating commercialization strategies. Our consultants and advisors may be employed or contracted by other businesses in addition to ours and may have commitments with other entities that may limit their availability to us.

Until March 21, 2022, our drug discovery process and development program had been led by Steve Hoffman, our former chief science offer and former chief executive officer. Mr. Hoffman continues to serve as a member of our Board. As chief science officer, he had been instrumental in providing scientific, technical and business expertise. Development of SM-88 will continue without Mr. Hoffman’s direct contributions, but future development of SM-88 and all other drug products in our pipeline may be adversely affected without his continued active involvement.

We are highly reliant on our executives, but certain of them, including our acting chief medical officer, Jan M Van Tornout, have other business interests to which they devote their attention. From time to time, these other interests may distract their attention from our company, generate reputational risk for our company or give rise to conflicts of interest that must be resolved through the exercise of sound judgment consistent with their fiduciary duties to us. Our ability to attract and retain investors, collaborators, and employees could be adversely affected by damage to our reputation resulting from various sources, such as our executives’ other business interests, employee misconduct, litigation, or regulatory outcomes.

We expect to expand our development, regulatory and marketing capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of March 31, 2022, we had 13 full-time employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, including the potential development of new products, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and recruit and train additional qualified personnel. Future growth would impose significant added responsibilities on management. Due to our limited financial resources and the limited experience of our management team in managing a life sciences company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Some members of our current management have limited experience in managing a company that had the life sciences research and development and operational growth we anticipate for our Company. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Business disruptions (domestic and/or international) could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to equipment failures, labor shortages, labor strikes, earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, terrorist activities, medical epidemics, riots, crime, acts of foreign enemies, war, nationalization, government sanction, blockage, embargo, widespread public health crises, economic and political disruptions including the impacts of military conflict between Russia and Ukraine and other natural or human-caused disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and could increase our costs and expenses.

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
•

business interruptions resulting from geo-political actions, including war and terrorism, such as the current conflict between Ukraine and Russia, widespread public health crises or pandemics, such as COVID-19, and related government responses, or natural disasters including earthquakes, typhoons, floods and fires.

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

The Trade and Cooperation Agreement provides details on how some aspects of the United Kingdom’s and EU’s relationship will operate going forwards, however, there are still many uncertainties. Brexit has already and may continue to adversely affect European and/or worldwide regulatory conditions and increase regulatory complexities. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in Europe, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which EU laws to replicate or replace, which could impair our ability to transact business in the EU and the United Kingdom in the future, if we elect to seek regulatory approval and commercialize any of our products there, if approved. The impact of Brexit on the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU remains uncertain, and could prevent or delay us from commercializing our product candidates in the United Kingdom or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or EU for our product candidates.

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

In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. The threat of these types of lawsuits is particularly pronounced in the biotechnology and pharmaceuticals industry. Any lawsuit brought against us by one or more of our stockholders, could result in substantial costs to defend the lawsuit, divert the time and attention of our management, result in substantial monetary judgments or settlement costs and harm our reputation, any of which could seriously harm our business.

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

Although Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Health Care Reform Law have been signed into law. The federal Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that became effective on January 1, 2019 and repealed the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which payment is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Health Care Reform Law-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Health Care Reform Law, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court judge ruled that the Health Care Reform Law is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Health Care Reform Law are also invalid. On June 17, 2021, the Supreme Court ruled that the plaintiffs (consisting of the state of Texas, as well as other states and individuals) did not have proper standing and accordingly vacated the Fifth Circuit’s decision and instructed the district court to dismiss the case. As a result, the Affordable Care Act will remain in its current form for the foreseeable future, but we cannot predict when, or whether, additional challenges may arise and what the outcome of such challenge may be. The Biden administration has also introduced various measures in 2021 focusing on healthcare and drug pricing. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Health Care Reform Law marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Health Care Reform Law. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which, in relevant part, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source drugs and innovator multiple source drugs, beginning January 1, 2024. In July 2021, the Biden administration released an executive order entitled, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response, HHS released a “Comprehensive Plan for Addressing High Drug Prices” that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions that HHS can take to advance these principles.  In November 2021, President Biden announced the “Prescription Drug Pricing Plan” as part of the Build Back Better Act (H.R. 5376) passed by the House of Representatives on November 19, 2021, which aims to lower prescription drug pricing by, among other things, allowing Medicare to negotiate prices for certain high-price prescription drugs covered under Medicare Part D and Part B after the drugs have been on the market for a certain number of years and imposing tax penalties on drug manufacturers that refuse to negotiate pricing with Medicare or increase drug prices “faster than inflation.” If passed, this bill could have a substantial impact on our business, particularly when we have commercially available products on the U.S. market, if ever.

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

•

HIPAA, the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations, which govern the conduct of certain electronic healthcare transactions and are designed to protect the security and privacy of individual identifiable health information; and

•

state, local and foreign law equivalents of each of the above federal laws, such as anti-kickback, false claims and transparency laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers; for example, California has recently passed the California Consumer Privacy Act (the “CCPA”), which we may become subject to in the future. The CCPA introduces strict compliance regulations on organizations doing business in California that collect personal information about California residents.  The CCPA defines personal information broadly and allows for fines as well as a private right of action from individuals in relation to certain security breaches involving personal information. The CCPA is also prompting similar legislative developments in other U.S. states, which could lead to a series of overlapping but varying laws. These developments, as we become subject to such laws, are likely to increase our compliance burden and our risk, including risks of regulatory fines, litigation and associated reputational harm.  Further, as our operations expand, we may become subject to the EU General Data Protection Regulation (“GDPR”). The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. It is unclear whether the transfer of personal information from the EU to the United Kingdom will continue to remain lawful under the GDPR in light of Brexit. Pursuant to a post-Brexit trade deal between the U.K. and the EU, transfers of personal information from the EEA to the U.K. are not considered restricted transfers under the GDPR for a period of up to four months from January 1, 2021 with a potential two-month extension. However, unless the EU Commission makes an adequacy finding with respect to the U.K. before the end of that period, the U.K. will be considered a “third country” under the GDPR and transfers of European personal information to the U.K. will require an adequacy mechanism to render such transfers lawful under the GDPR. Additionally, although U.K. privacy, data protection and data security laws are designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated notwithstanding Brexit.

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

While physicians may choose to prescribe drugs for uses that are not described in a product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote products is limited to those indications that are specifically approved by the FDA, or similar regulatory authorities outside the United States. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in certain circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict promotion by pharmaceutical companies on the subject of off-label use. If we are found to have promoted our products for off-label uses after FDA approval for the applicable indication(s) or to have engaged in inappropriate pre-approval promotion of any approved drug candidate, we may receive untitled or warning letters and become subject to significant liability, which would materially harm our business. The federal government and states’ attorneys general have levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use or engage in improper pre-approval promotion, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties and the imposition of these sanctions could also affect our reputation and position within the industry.

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with SOX. Complying with these laws and regulations requires the time and attention of our Board and management and increases our expenses. Among other things, we must:

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

Additionally, there continues to be public interest and increased legislative pressure related to public companies’ ESG activities. We risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly in a number of key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and employing ESG strategies in our operations. A growing number of states are requiring organizations to report their board composition and/or mandating gender diversity, including New York and California. Beginning with our 2022 Proxy Statement, we will be required to publicly disclose consistent, transparent diversity statistics regarding our Board and, in subsequent years, we will be required to have, or disclose why we do not have, a minimum of two diverse board members.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their positions as of May 25, 2022 were:

	Title and Business Experience	Age
Richard Cunningham	Mr. Cunningham has served as Chief Executive Officer since November 2020.	51
James Biehl	Mr. Biehl has served as our Chief Legal Officer and Secretary since September 2018 and served on our Board from 2017 until September 2018.	58
Dr. Jonathan Eckard, PH.D.	Dr. Eckard has served as Chief Scientific Affairs Officer since August 2017 and assumed the role of Chief Business Officer in March 2019.	48
Barbara C. Galaini	Ms. Galaini has served as our Principal Accounting Officer since August 2018 and our Corporate Controller since April 2018.	64
Frank Porfido	Mr. Porfido has served as our Chief Financial Officer since June 14, 2021.	58
Jan Van Tornout	Mr. Tornout has served as our acting Chief Medical Officer since April 1, 2021.	66

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public market for our common stock

Our common stock has been traded on the Nasdaq Capital Market under the symbol “TYME” since July 27, 2017. Prior to July 27, 2017, our common stock was quoted on the over-the counter market, QB Tier, under the symbol “TYME.” Our transfer agent is Continental Stock and Transfer and Trust Company.

The closing price of TYME stock as of May 20, 2022 was $0.27.

Holders; Shares Outstanding

We had a total of 172,206,894 shares of our common stock outstanding on May 20, 2022, held by approximately 170 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plan

Reference is made to the information in Item 12 of this report under the caption “Equity Compensation Plans in effect as of March 31, 2022,” which is incorporated herein by this reference.

Share Repurchases

During the twelve months ended March 31, 2022, we did not repurchase any shares of common stock.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

TYME is an emerging biotechnology company developing CMBTs that are intended to be effective across a broad range of solid tumors and hematologic cancers, while also maintaining patients’ quality of life through relatively low toxicity profiles. Unlike targeted therapies that attempt to regulate specific mutations within cancer, the Company’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic requirements to cause cancer cell death through oxidative stress and exposure to the body’s natural immune system.

The Company is currently focused on developing its novel compound, SM-88, as well as further evaluating its preclinical pipeline of novel CMBTTM programs, and TYME 19 as a potential therapeutic for SARS Co V-2 diseases. The Company is also exploring options to further diversify its product candidate pipeline. The Company believes that early clinical results demonstrated by SM-88 in multiple advanced cancers, including breast, sarcomas, pancreatic, and prostate, reinforce the potential of our emerging CMBT™ pipeline.

Exploration of Strategic Options and Diversification

On March 29, 2022, we announced that the Board of Directors of the Company (the “Board”) had decided to explore potential strategic options to enhance stockholder value and engaged outside financial and legal advisors to assist with that process.

The Company continues to believe there are additional opportunities that could enhance value for TYME stockholders, notwithstanding its announcement, in January 2022, of the discontinuation of a randomized Phase II/III trial of SM-88 in combination with MPS for patients with metastatic pancreatic cancer, the most advanced clinical trial studying SM-88, upon learning that the trial sponsor terminated the study arm due to futility. TYME believes that being well-capitalized affords it the ability to consider a wide range of strategic options and is conducting a formal evaluation process with its financial advisor Moelis & Company LLC.

The Strategic Planning Committee of the Board, which is led by TYME Board Member Timothy C. Tyson, who possesses over 35 years of biotechnology and pharmaceutical industry experience, including multiple M&A transactions, is acting as Transaction Committee in connection with this process. There can be no assurance that this process will result in any such transaction. The Company does not undertake any obligation to provide any updates with respect to these matters except as required by applicable law.

Strategic Review

In the first half of calendar year 2021, the Company undertook a comprehensive strategic review with the goal of aligning the Company’s development plans with core strategic goals.

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

TYME-19.

The Company’s current strategy, including ongoing studies, the Preclinical Pipeline Programs and diversification efforts, has been developed based on the takeaways from the strategic review, as well as on subsequent developments. Key elements of the Company’s strategy include to (i) successfully advance the development of SM-88 across a broad range of cancers, (ii) work towards identifying actionable biomarkers for patient selection or treatment response to SM-88, (iii) continue to invest in our technology platform and expand the breadth and depth of our IP portfolio, and (iv) build a balanced portfolio of proprietary and partnered programs. For more information about our strategy, see Item 1. Business–- “Portfolio Development Strategy and Key Product Properties.”

Ongoing Studies

OASIS (Metastatic HR+/HER2- Breast Cancer After CDK4/6 Inhibitors)

We are collaborating with Georgetown University to support a Phase II trial, OASIS, for SM-88 in patients with metastatic breast cancer who have HR+ and HER2- disease (“HR+/HER2-“). This represents approximately 68% of the annual breast cancer diagnose in the US each year. The OASIS trial is an investigator-initiated prospective open-label Phase II trial evaluating the efficacy and safety of SM-88 with MPS for the treatment of metastatic HR+/ HER2- breast cancer after treatment with a CDK4/6 inhibitor. This trial is designed as a two-stage trial, enrolling up to 50 patients who have failed or progressed after receiving two hormonal agents and a CDK4/6 inhibitor to receive SM-88 with MPS without additional cancer therapies. The primary endpoint of this trial is ORR, with secondary endpoints including DOR, CBR at >24 weeks, PFS, and safety. The trial is being conducted at Georgetown University at a total of five sites within the Georgetown/MEDSTAR system located in Washington DC, Maryland, and New Jersey. Patient enrollment began in 2021 with the first patient dosed in September. We plan to provide an update on the OASIS breast cancer study during the first half of calendar year 2023.

HoPES Phase II Trial in sarcoma

In early 2020, the open-label Phase 2 investigator sponsored trial of SM-88 therapy in sarcoma, HoPES, opened. This trial has two cohorts, each expecting to enroll 12 patients. The first is SM-88 with MPS as salvage treatment in patients with mixed rare sarcomas, the other is SM-88 with MPS as maintenance treatment for patients with metastatic Ewing’s sarcoma that had not progressed on prior therapy. The primary objectives are to measure ORR and PFS. Secondary objectives include DOR, OS, CBR using RECIST, and incidence of treatment-emergent AEs. The Joseph Ahmed Foundation is sponsoring this trial, which is being conducted by Principal Investigator Dr. Chawla at the Sarcoma Oncology Center in Santa Monica, CA. We anticipate that the trial enrollment will continue through the end of calendar year 2022.

Preclinical Pipeline Programs

SM-88 MOA and Biomarker Research

The Company has begun a comprehensive translational preclinical program. We have engaged Evotec, a leading global research and development company to aid in the execution of these activities, and we are also incorporating several complementary academic collaborations into this multi-faceted program. The overall goal of these activities is to potentially identify actionable biomarkers of sensitivity and activity to SM-88 in various cancers, complementary combination drugs strategies for SM-88, and other cancer metabolism targets that could benefit from treatment. Additionally, the Company intends to incorporate liquid and tumor biopsies to future clinical trials to contribute to the biomarker identification. We anticipate this engagement will have several stages, and that it is likely to last through this fiscal year and into future periods.

TYME-18 and TYME-19

TYME-18 is a CMBTTM compound under development that is delivered intratumorally. TYME-18 leverages a member of the bile acid family to create a potential treatment for inoperable tumors. Preliminary observations of the local administration of TYME-18, a combination of a proprietary surfactant system and natural sulfonic acid, suggested its potential as an important regulator of energy metabolism that may impede the ability of tumors to increase in size, which, in addition to its lytic functionality, could prove useful in difficult-to-treat cancers. The Company is assessing development priorities to determine if additional advancement of this program is warranted at this time.

TYME-19 is an oral synthetic member of the bile acid family. The Company also uses bile acids in its anti-cancer drug candidate, TYME-18. Because of its expertise in bile acids and their effects, the Company was able to identify TYME-19 as a well-characterized bile acid with potential antiviral properties. Bile acids have primarily been used for liver disease; however, like all steroids, they are messenger molecules that modulate a number of diverse critical cellular processes. Bile acids can modulate lipid and glucose metabolism and can remediate dysregulated protein folding, with potentially therapeutic effects on cardiovascular, neurologic, immune, and other metabolic systems. Some agents in this class have also previously shown antiviral properties. In in vitro preclinical testing, TYME-19 prevented COVID-19 viral replication at doses without meaningful cytotoxicity to the treated cells. Previous independent preclinical research has also shown select bile acids may have had broad antiviral activity.

The Company has retained virology experts at Evotec to assess the mechanisms of TYME-19. Evotec is a global drug development company that has the capability to access the multiple existing and emerging variants of the COVID-19 virus. TYME and Evotec are testing the ability of TYME-19 to interrupt the cellular pathways commonly used by viruses to produce viral proteins as well as cellular responses to viral infection that cause local inflammation. Prolonged inflammation from SARS-CoV-2 can lead to some of the severe outcomes experienced by infected patients. We expect the work by Evotec will provide us with information allowing us to assess the potential path forward for the program.

Tumor Targeting Technology

TYME has developed a technology (“Tumor Targeting Technology”) by which the tyrosine isomer L metyrosine (L-α-methylparatyrosine) can be fused with a second therapeutic agent in a manner that creates a fusion compound that may allow targeted accumulation of the treatment by the cancer cells in a novel manner. The Company is assessing potential development paths for this technology.

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

On January 26, 2022, the Company announced the discontinuation of SM-88 with MPS in the Precision Promise trial in mPDAC upon learning from PanCAN, the trial sponsor, that it terminated the arm due to futility compared to the control of standard of care chemotherapy in second-line mPDAC. Based on the information provided by PanCAN, the OS for SM-88 with MPS in monotherapy was lower compared to standard of care chemotherapies with either Gemcitabine and Abraxane or modified FOLFIRINOX. As of March 31, 2022, remaining estimated costs to close out the trial have been expensed.

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

Following the strategic review discussed above, considering, in part, the timeline and regulatory utility for this trial compared to the parallel Precision Promise trial and concentration of investment in this specific cancer, management concluded that it would be best to focus on the second-line Precision Promise trial which offers treatment options to patients earlier in their disease and includes tumor biopsy and biomarker analyses that aligns with the Company’s overall strategic focus on targeted identifying  therapies.

Therefore, the Company decided to stop enrollment and begin the process of closing down the trial.  Patients currently on therapy are allowed to continue treatment until progression or unacceptable toxicity. The closing of this trial may require several months to complete. During the year ended March 31, 2022, the Company expensed $723,000 of estimated closeout costs. The trial’s remaining ongoing expense to the Company is approximately $400,000, and is expected to be incurred over the five months following March 31, 2022.

COVID-19 Update

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others to reduce its spread, including travel restrictions, shutdowns of businesses deemed non-essential, and stay-at-home or similar orders, has negatively impacted the global economy, financial markets, and our industry and has disrupted day-to-day life and business operations. We continue to closely monitor the impact of COVID-19 on all aspects of our business, our clinical trials, and the safety of patients as the situation continues to evolve. We will continue to work closely with our clinical trial sites during the pandemic and are committed to working with them to assure appropriate access for patients who are seeking clinical trial options for these advanced cancers for which the patients have limited or no other treatment options.

We have also taken important steps to protect the health and welfare of our employees, consultants and board members, by continuing to provide a fully “work-from-home” option. Although we have operated in the COVID-19 environment for approximately two years, there remains substantial uncertainty about the extent to which COVID-19 will impact our product candidates and business, including patients’ willingness to participate and remain in clinical trials, the timing of meeting enrollment expectations, the ability of our third-party partners to remain operational and our access to capital markets and financing sources and depends on numerous evolving factors that are highly uncertain and cannot be accurately predicted, including those identified under “Risk Factors” in this report, many of which are beyond our control. Management continues to monitor the situation closely and intends to continue to adapt and implement process adjustments as needed.

Recent Developments

Nasdaq Notice

On December 22, 2021, the Company received notice from The Nasdaq Stock Market (“Nasdaq”) that the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, and that we are therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Nasdaq’s notice has no immediate effect on the listing or trading of our common stock. The Company can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of our common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days. We are actively monitoring the minimum bid price of our common stock and are considering available options to regain compliance, including potentially seeking stockholder approval to amend our certificate of incorporation to effectuate a reverse stock split and exploring strategic options, as well as diversification initiatives as described above.

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

Research and Development Expenses

Research and development costs are expensed as incurred and are primarily comprised of, but not limited to, external research and development expenses incurred under arrangements with third parties, such as CROs, CMOs and consultants that conduct clinical and preclinical studies, costs associated with preclinical and development activities, costs associated with regulatory operations, depreciation expense for assets used in research and development activities and employee related expenses, including salaries and benefits for research and development personnel. Costs for certain development activities, such as clinical studies, are accrued, over the service period specified in the contract and recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued expense.

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

As of March 31, 2022, the Company had gross U.S. federal net operating loss carryforwards of approximately $119.1 million, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2033. As of March 31, 2022, the Company had gross federal research and development tax credit carryforwards of $5.9 million available to reduce future tax liabilities, which will begin to expire at various dates starting in 2030. As of March 31, 2022, none of the Company’s state net operating losses have value due to the apportionment rule in the states where state income tax returns are currently filed. We had unrecognized tax benefits of $890,000 and $559,000 at March 31, 2022 and 2021, respectively. Increases or decreases would not have an effect on the effective tax rate.

The Company files federal income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the period January 1, 2017 through March 31, 2022. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, we had no income tax related penalties or interest for periods presented in these consolidated financial statements. When and if we were to recognize interest and penalties related to unrecognized tax benefits, they would be reported in tax expense.

Stock-Based Compensation

We follow the authoritative guidance for accounting for stock-based compensation in ASC 718, “Compensation-Stock Compensation.” The guidance requires that stock-based payment transactions be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over the vesting period as services are being provided.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected term of the option, using a blend of the Company’s expected volatility and those of similar companies, risk-free interest rates, the value of the common stock and expected dividend yield of the common stock. For awards subject to time-based vesting conditions, we recognize stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. The Company accounts for forfeitures as they occur, rather than estimating forfeitures as of an award’s grant date.

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

Refer to Note 2 to our Consolidated Financial Statements for a discussion of Recent Accounting Pronouncements.

Results of Operations

Year ended March 31, 2022 Compared to Year Ended March 31, 2021

Net loss for the year ended March 31, 2022 was $23,626,000 or $0.14 per share compared to $28,979,000 or $0.22 per share for the year ended March 31, 2021. The decrease in the net loss compared to the prior year was due to the non-cash favorable variance of $5,722,000 in the change in fair value of the warrant liability and decreased operating costs, offset by $2,229,000 prior years gain on the warrant exchange. The decrease in operating costs for the current year of $1,703,000 related to decreased research and development costs of $3,264,000 and decreased general and administrative costs of $554,000, partially offset by $2,115,000 increased severance expenses, explained below under “Operating Expenses.”

Cash used in operating activities for the year ended March 31, 2022 was $21,243,000 compared to $23,564,000 for the year ended March 31, 2021. See “Cash Flows” section below for further details.

Adjusted net loss, which excludes the change in fair value of warrant liability, amortization of employees, directors and consultants stock options and gain on warrant exchange, was $22,981,000 or $0.13 per share for the year ended March 31, 2022 compared to $23,836,000 or $0.18 per share for the year ended March 31, 2021. Adjusted net loss and adjusted net loss per share are non-GAAP measures. See “Use of Non-GAAP Measures” below for a reconciliation to the comparable GAAP measures.

Revenue

During the years ended March 31, 2022 and March 31, 2021, we did not realize any revenues from operations. We do not anticipate recognizing any revenues until such time as one of our products has been approved for marketing by appropriate regulatory authorities or we enter into collaboration or licensing arrangements, none of which is anticipated to occur in the near future.

Operating Expenses

For the year ended March 31, 2022, operating costs and expenses totaled $25,514,000, compared to $27,217,000 for the year ended March 31, 2021, representing a decrease of $1,703,000. Operating costs and expenses by function were comprised of the following:

•

Research and development expenses were $13,445,000 for the year ended March 31, 2022, compared to $16,709,000 for the year ended March 31, 2021, representing a decrease of $3,264,000. The majority of research and development expenditures have been incurred in respect of our lead drug candidate SM-88 and its technology platform. Research and development expenditures also included costs for pre-clinical studies on SM-88 MOA, biomarker identification and TYME-19. Research and development activities primarily consist of the following:

•

Study and consulting expenses were $11,022,000 for the year ended March 31, 2022, compared to $12,637,000 for the year ended March 31, 2021 representing a decrease of $1,615,000 between the comparable periods. The decrease is mainly attributable to lower ongoing trial costs due to the discontinued TYME-88-Panc Part 2 third-line Metastatic Pancreatic Cancer and Precision Promise trials, partially offset by costs incurred related to the OASIS clinical trial as well as mechanism of action and biomarker preclinical studies.

•

Salary and salary related expenses for research and development personnel were $1,846,000 for the year ended March 31, 2022, compared to $2,693,000 for the year ended March 31, 2021, representing a decrease of $847,000 between comparable periods, primarily due to lower headcount for roles currently outsourced to consultants.

•

Included in research and development expense for the year ended March 31, 2022 is $577,000 of stock based compensation related to stock options granted to research and development personnel compared to $1,379,000 for the year ended March 31, 2021, representing a decrease of $802,000 between the comparable periods, primarily attributable to fully vested grants and cancellation/forfeiture of options.
•

General and administrative expenses were $9,632,000 for the year ended March 31, 2022, compared to $10,186,000 for the year ended March 31, 2021, representing a decrease of $554,000. The general and administrative expenses include:

•

Stock based compensation related to stock options granted was $1,875,000 for the year ended March 31, 2022, compared to $2,078,000 for the year ended March 31, 2021, representing a decrease of $203,000, primarily attributable to fully vested grants and cancellation/forfeiture of options.

•

Legal, professional services, accounting and auditing expenses for the year ended March 31, 2022, were $2,668,000, compared to $3,150,000 for the year ended March 31, 2021, representing a decrease of $482,000.

•

Salary and salary related expenses for non-research and development personnel were $3,301,000 for the year ended March 31, 2022, compared to $3,235,000 for the year ended March 31, 2021, representing an increase of $66,000 between the comparable periods.

•	Other general and administrative expenses for the year ended March 31, 2022 were $1,788,000, compared to $1,723,000 for the year ended March 31, 2021, an increase of $65,000.
•

Severance expense was $2,437,000 for the year ended March 31, 2022, compared to $322,000 for the year ended March 31, 2021, representing an increase of $2,115,000 which primarily represents severance expense attributable to the Release Agreement, dated March 24, 2022, pursuant to which the Chief Science Officer resigned and received a lump sum severance payment of $2.1 million that would have been payable under his employment agreement. Severance expense for the year ended March 31 2021 included amounts related to the Separation and General Release Agreement entered into with its Chief Medical Officer for separation of employment as of March 31, 2021, classified in salary and salary related expenses for research and development personnel in prior year.

Other Income/Expenses

For the year ended March 31, 2022, the Company had $1,807,000 non-cash income relating to the change in fair value of the warrant liability during the period compared to $3,915,000 of non-cash expense for the year ended March 31, 2021, resulting in a $5,722,000 variance between the periods.  See Item 8, Note 7 for details regarding changes in the fair value of the warrant liability.

For the year ended March 31, 2021, the Company had a non-cash gain on warrant exchanges of $2,229,000 pursuant to the Share Exchange Agreements and the Warrant Exchange Agreement (See Historical Financings – Exchange Agreements below.)

For the year ended March 31, 2022, the Company incurred $70,000 of interest expense as compared to $97,000 in the year ended March 31, 2021 primarily related to the amortization of severance payable discount.

Investment and interest income for the year ended March 31, 2022 was $151,000 as compared to $22,000 in the year ended March 31, 2021, due to the establishment of our investment portfolio.

Income Tax

Our effective income tax rate for the years ended March 31, 2022 and 2021 was zero percent.

Use of Non-GAAP Measures

Adjusted net loss and adjusted net loss per share as presented in this report are non-GAAP measures. The adjustments relate to the change in fair value of warrant liability, amortization of employees, directors and consultants stock options and gain on warrant exchange. These financial measures are presented on a basis other than in accordance with U.S. generally accepted accounting principles (“Non-GAAP Measures”). In the reconciliation tables that follow, we present adjusted net loss and adjusted net loss per share, reconciled to their comparable GAAP measures, net loss and net loss per share. These items are adjusted because they are not operational or because they are significant noncash charges and management believes these adjustments are meaningful to understanding the Company’s performance during the periods presented. These Non-GAAP Measures should be considered a supplement to, not a substitute for, or superior to, the corresponding financial measures calculated in accordance with GAAP. Our definitions of adjusted net loss and adjusted loss per share may not be comparable to similar measures reported by other companies.

Reconciliation of Net Loss to Adjusted Net Loss
	For the Year Ended March 31,
	2022	2021
Net loss (GAAP)	$(23,626,000)	$(28,979,000)
Adjustments:
Change in fair value of warrant liability	(1,807,000)	3,915,000
Gain on warrant exchange	—	(2,229,000)
Amortization of employees, directors and consultants stock options	2,452,000	3,457,000
Adjusted net loss (non-GAAP)	$(22,981,000)	$(23,836,000)

Reconciliation of Net Loss Per Share to Adjusted Basic and Diluted Net Loss Per Share
	For the Year Ended March 31,
	2022	2021
Net loss per share (GAAP)	$(0.14)	$(0.22)
Adjustments:
Change in fair value of warrant liability	(0.01)	0.03
Gain on warrant exchange	—	(0.02)
Amortization of employees, directors and consultants stock options	0.02	0.03
Adjusted basic and diluted net loss per share (non-GAAP)	$(0.13)	$(0.18)

The Non-GAAP Measures for the year ended March 31, 2022 and 2021 provide management with additional insight into the Company’s results of operations from period to period by excluding certain non-operational and non-cash charges, and are calculated using the following adjustments to net loss:

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

The Company intends to continue to use the net proceeds of this offering for the development of our clinical and preclinical assets and for general corporate purposes, capital expenditures, working capital and general and administrative expenses. We may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our own to further diversify our product pipeline and are exploring various strategic options as described above. In addition, we may also use the proceeds, and may require additional capital, to engage in potential partnerships or collaborations. The Company’s most significant funding needs are in connection with (i) participating in the investigator-initiated HoPES clinical trial of SM-88 in sarcoma, (ii) participating in OASIS, our investigator-initiated prospective open-label Phase II trial, evaluating the efficacy and safety of SM-88 with MPS for the treatment of metastatic HR+, HER2- breast cancer after treatment, (iii) conducting preclinical studies of an injectable form of SM-88, (iv) conducting preclinical studies in connection with our other preclinical pipeline products, TYME-19, TYME-18 and Tumor Targeting Technology, and (v) conducting additional or related studies of other potential drug candidates. If we determine to move beyond the preclinical stage for any of our preclinical product candidates or if we pursue studies in other cancer types, our liquidity requirements will be increased. Additionally, if the Company completes a material transaction resulting from its strategic evaluation process, the Company will, among other potential payment obligations, be obligated to pay each of its executive officers a retention bonus within 20 days of such transaction.

Primarily as a result of its active clinical trials, including timing of enrollment, as well as other business developments, and based on its current operating plan, but not taking into consideration to the execution or completion of any transaction that may result from the evaluation of strategic options and diversification initiatives as described above, the Company currently anticipates that its quarterly cash operating expense will approximate $4.0 million to $6.0 million per quarter during fiscal year 2023. Management expects that the Company’s net cash usage or net “cash burn” will be less than its operating costs.

As of March 31, 2022, the Company had cash on hand of approximately $13.7 million and a working capital of approximately $71.5 million. In the first quarter of fiscal year 2022, the Company established an investment policy and invested approximately $74.1 million in a portfolio of highly liquid investments and marketable securities. As of

March 31, 2022 the Company had marketable securities of $69.7 million and accrued interest of $0.6 million classified in other current assets. The primary objectives of the Company’s policy are to preserve capital and diversify risk, while maintaining sufficient liquidity to meet cash flow needs.

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

The Company has historically funded its operations primarily through equity offerings of its common stock. As a clinical-stage entity, without product revenues and ongoing needs to fund our clinical development activities and general operations, we regularly evaluate opportunities to raise capital and obtain necessary, as well as opportunistic financing. To meet our liquidity needs, we currently expect to use existing cash balances and marketable securities in the short term, and a variety of other means as longer term funding sources, including potential issuances of debt or equity securities in public or private financings, option exercises, and partnerships and/or collaborations. The demand for the equity and debt of biopharmaceutical and biotechnology companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations.

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

On October 18, 2019, the Company entered into an Open Market Sale AgreementSM which was amended on August 12, 2020 (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may, from time to time, sell shares of Common Stock, having an aggregate offering price of up to $30 million through Jefferies, as the Company’s sales agent (the “Jefferies ATM”). Under the Sale Agreement the minimum share sales price (“Floor Price”) shall not be less than $1.00 without Jefferies prior written consent. As indicated in an amendment to the Sale Agreement, the shares will be offered and sold by the Company pursuant to its currently effective Registration Statement on Form S-3, as amended (Reg. No. 333-245033). Any sales of Common Stock pursuant to the Sales Agreement will be made by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts to sell the shares from time to time, based on the instructions of the Company. The Company will pay Jefferies a commission rate of three percent (3%) of the gross proceeds from the sales of shares of Common Stock sold pursuant to the Sale Agreement. Under the Sale Agreement, the Company is not required to use the full available amount authorized and it may, by giving notice as specified in the Sale Agreement, terminate the Sale Agreement at any time. During the year ended March 31, 2022, the Company did not raise any proceeds under the Jefferies ATM. During the year ended March 31, 2021, the Company raised approximately $6.1 million in gross proceeds via the sale of 4,453,939 shares of common stock under the  Jefferies  ATM and incurred $0.3 million of related costs which offset such proceeds. As of March 31, 2022, there remained approximately $22.2 million of availability in the Jefferies ATM subject to the terms of the Sale Agreement.

Exchange Agreements

In May 20, 2020, the Company entered into exchange agreements (the “Share Exchange Agreements”) with the Holders of the warrants issued in April 2019 (“the April 2019 Warrants”). Pursuant to the Share Exchange Agreements with Holders of April 2019 Warrants to purchase 5,833,333 shares of Common Stock in the aggregate, the Company issued an aggregate of 2,406,250 shares of Common stock (the “Exchange Shares”) in exchange for such April 2019 Warrants. Concurrently therewith, each such Holder executed and delivered to the Company a leak-out agreement  (a “Share Leak-Out Agreement”) that contained trading restrictions with respect to the Exchange Shares, which (i) for the first 90 days, prohibit any sales of Exchange Shares, (ii) for the subsequent 90 days, limit sales of Exchange Shares on any day to 2.5% of that day’s trading volume of Common Stock, and (iii) prohibit new short positions or short sales on Common Stock for the combined 180 day period.

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

After such exchanges, the April 2019 Warrants no longer remained outstanding.

Cash Flows

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	2022	2021
Net cash used in operating activities	$(21,243,000)	$(23,564,000)
Net cash used in investing activities	$(72,541,000)	$—
Net cash provided by financing activities	$6,000	$104,380,000

Operating Activities

Our cash used in operating activities in the year ended March 31, 2022 totaled $21.2 million which is the sum of (i) our net loss of $23.6 million, adjusted for $2.5 million expense amortization of stock-based compensation and $1.6 million net amortization of premiums and discounts on marketable securities, partially offset by $1.8 million non-cash change in fair value of the warrant liability, and (ii) changes in operating assets and liabilities of $0.1 million.

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

Investing Activities

During the year ended March 31, 2022, our investing activities consisted of the purchase of $95.2 million of marketable securities and the receipt of approximately $22.7 million of proceeds from maturities of marketable securities. There were no investing activities in the year ended March 31, 2021.

Financing Activities

During the year ended March 31, 2022, our financing activities consisted of the receipt of $6,000 in proceeds from the exercise of stock options.

During the year ended March 31, 2021, our finance activities consisted of the receipt of $100 million gross proceeds from a registered direct offering of 40,000,000 shares of the Company’s common stock, at a purchase price of $2.50 per share net of $6.2 million of related costs which offset such proceeds, $6.1 million in gross proceeds via sale of 4,453,939 shares of common stock under the Jefferies ATM, net of $0.3 million of related costs which partially offset such proceeds and $5.4 million proceeds through the exercise of the stock options. The Company made payments of $518,000 on the insurance note payable related to premiums for its Director and Officer liability insurance coverage.

Seasonality

The Company does not believe that its operations are seasonal in nature.

Contractual Obligations and Commitments

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities. At March 31, 2022, the Company’s obligations to contract service providers were $0.2 million in the aggregate.

Contract Service Providers

On April 1, 2020, the Company amended the Clinical Research Funding and Drug Supply Agreement dated October 9, 2018, with PanCAN, to enroll individuals diagnosed with pancreatic cancer in a platform style clinical research study. Stage 1 of the study was initiated in the fourth quarter of fiscal year 2020. On January 26, 2022, the Company announced the discontinuation of SM-88 with MPS in the Precision Promise trial in mPDAC upon learning from PanCAN, the trial sponsor, that it terminated the arm due to futility compared to the control of standard of care chemotherapy in second-line mPDAC. As of March 31, 2022, remaining estimated costs to close out the trial have been expensed.

Purchase Commitments

The Company has entered into contracts with manufacturers to supply certain components used in SM-88 in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods. Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The outstanding future contract obligations structured to match clinical supply needs for the Company’s ongoing trials and registration activity are approximately $0.9 million and $2.5 million, respectively, at March 31, 2022. The Company expects the timing of associated payments to predominately occur through fiscal year 2023.

Leases

The Company leases office space in New Jersey. The New Jersey lease expires in February 2023. The Company’s future minimum remaining lease payments for the New Jersey lease are approximately $39,200 due in fiscal 2023.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Regulation S-K of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tyme Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Tyme Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Stock-based compensation

As described further in Notes 7 and 12 to the consolidated financial statements, the Company has stock-based compensation that is based on fair value measurements. We identified the computation of stock-based compensation as a critical audit matter.

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

Our audit procedures related to stock-based compensation estimates include the following, among others:

a)	We agreed the inputs of the grant date fair value calculation to the key terms of the underlying agreements and read such agreements to assess the completeness of the inputs utilized;
b)

We assessed the appropriateness of the similar companies used in the volatility calculation, recomputed expected volatility of the Company and volatility of the similar companies using the changes in the respective stock prices over the term; and with the assistance of our valuation professionals with specialized skills and knowledge, we assessed the methodology used in determining the volatility;

c)	We recomputed the fair value of each grant using management’s inputs and compared to the fair value calculated by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

New York, New York

May 25, 2022

Tyme Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	March 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$13,738,931	$107,516,420
Marketable securities	60,611,961	—
Prepaid clinical costs	480,623	987,470
Prepaid expenses and other current assets	4,064,770	1,152,970
Total current assets	78,896,285	109,656,860
Prepaid clinical costs, net of current portion	—	530,989
Operating lease right-of-use asset	38,229	75,471
Marketable securities	9,080,671	—
Total assets	$88,015,185	$110,263,320
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities (including $153,000 and $87,000 of related party accounts payable, respectively)	$3,803,427	$3,842,390
Severance payable	2,611,857	726,027
Accrued bonuses	933,082	1,040,710
Operating lease liability	37,332	34,658
Total current liabilities	7,385,698	5,643,785
Long-term liabilities
Severance payable, net of current portion	421,575	850,709
Operating lease liability, net of current portion	—	41,256
Warrant liability	124,480	1,931,921
Total liabilities	7,931,753	8,467,671
Commitments and contingencies (See Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 172,206,894 issued and outstanding at March 31, 2022, and 300,000,000 authorized, 172,200,644 issued and outstanding at March 31, 2021	17,223	17,222
Additional paid in capital	241,030,535	238,572,442
Accumulated other comprehensive loss	(544,264)	—
Accumulated deficit	(160,420,062)	(136,794,015)
Total stockholders’ equity	80,083,432	101,795,649
Total liabilities and stockholders’ equity	$88,015,185	$110,263,320

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended March 31,
	2022	2021
Operating expenses:
Research and development	$13,444,101	$16,709,649
General and administrative (including $507,000 and $517,000 of related party legal expenses, respectively)	9,632,103	10,185,537
Severance expense	2,437,379	321,825
Total operating expenses	25,513,583	27,217,011
Loss from operations	(25,513,583)	(27,217,011)
Other income (expense):
Change in fair value of warrant liability	1,807,441	(3,915,393)
Gain on warrant exchange	—	2,228,697
Other income	150,339	22,077
Interest expense	(70,244)	(97,133)
Total other income (expense)	1,887,536	(1,761,752)
Loss before income taxes	(23,626,047)	(28,978,763)
Net loss	$(23,626,047)	$(28,978,763)
Basic and diluted loss per common share	$(0.14)	$(0.22)
Basic and diluted weighted average shares outstanding	172,206,534	134,250,722
Statements of Comprehensive Loss
Net loss	$(23,626,047)	$(28,978,763)
Other comprehensive loss
Unrealized loss on marketable securities, net of tax	(544,264)	—
Comprehensive loss	$(24,170,311)	$(28,978,763)

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended March 31, 2022 and 2021

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-in capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance, March 31, 2020	123,312,252	$12,333	$126,828,055	$(107,815,252)	$-	$19,025,136
Issuance of common stock from securities purchase agreement, net of associated expenses of $6,228,135	40,000,000	4,000	93,767,865	—	—	93,771,865
Issuance of common stock from at-the-market financing facility, net of associated expenses of $318,425	4,453,939	445	5,774,973	—	—	5,775,418
Proceeds from the exercise of stock options	2,028,203	203	5,351,120	—	—	5,351,323
Warrant to share exchange	2,406,250	241	3,393,534	—	—	3,393,775
Stock based compensation	—	—	3,456,895	—	—	3,456,895
Net loss	—	—	—	(28,978,763)	—	(28,978,763)
Balance, March 31, 2021	172,200,644	$17,222	$238,572,442	$(136,794,015)	$—	$101,795,649
Proceeds from the exercise of stock options	6,250	1	6,187	—	—	6,188
Stock based compensation	—	—	2,451,906	—	—	2,451,906
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(544,264)	(544,264)
Net loss	—	—	—	(23,626,047)	—	(23,626,047)
Balance, March 31, 2022	172,206,894	$17,223	$241,030,535	$(160,420,062)	$(544,264)	$80,083,432

The Notes to the Consolidated Financial Statements are an integral part of these statements

Tyme Technologies, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Years Ended, March 31
	2022	2021
Cash flows from operating activities:
Net loss	$(23,626,047)	$(28,978,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	5,181
Amortization of employees, directors and consultants stock options	2,451,906	3,456,895
Change in fair value of warrant liability	(1,807,441)	3,915,393
Gain on warrant exchange	—	(2,228,697)
Net amortization of premiums and discounts on marketable securities	1,615,332	—
Loss on call redemption of marketable securities	1,416	—
Change in operating assets and liabilities:
Prepaid clinical costs	1,037,836	144,528
Prepaid expenses and other assets	(2,224,512)	(171,021)
Operating lease right-of-use asset	37,242	150,269
Accounts payable and other current liabilities	(38,963)	1,015,088
Severance payable	1,456,696	(58,896)
Accrued bonuses	(107,628)	(760,269)
Operating lease liability	(38,582)	(54,186)
Net cash used in operating activities	(21,242,745)	(23,564,478)
Cash flows from investing activities:
Purchases of marketable securities	(95,244,730)	—
Proceeds from maturities of marketable securities	22,703,798	—
Net cash used in investing activities	(72,540,932)	—
Cash flows from financing activities:
Insurance note payments	—	(518,124)
Proceeds from registered offerings, net of issuance costs	—	99,547,283
Proceeds from exercise of stock options	6,188	5,351,323
Net cash provided by financing activities	6,188	104,380,482
Net (decrease) increase in cash	(93,777,489)	80,816,004
Cash and cash equivalents — beginning of year	107,516,420	26,700,416
Cash and cash equivalents — end of year	$13,738,931	$107,516,420
Supplemental Cash Flow Information:
Cash paid for interest and income taxes are as follows:
Interest	$70,244	$97,133
Income taxes	$—	$—
Noncash investing and financing activities:
Cashless exchange of April 2019 Warrants to purchase 5,833,333 shares of common stock for 2,406,250 shares in May 2020.	$—	$—
Cashless exchange of April 2019 Warrants to purchase 2,166,667 shares of common stock for May 2020 Warrant to purchase the same number of shares common stock.	$—	$—
Operating lease right-of-use asset obtained in exchange for lease liabilities	$—	$75,439

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

TYME is an emerging biotechnology company developing CMBTs that are intended to be effective across a broad range of solid tumors and hematologic cancers, while also maintaining patients’ quality of life through relatively low toxicity profiles. Unlike targeted therapies that attempt to regulate specific mutations within cancer, the Company’s therapeutic approach is designed to take advantage of a cancer cell’s innate metabolic requirements to cause cancer cell death.

The Company is currently focused on developing its novel compound, SM-88, its preclinical pipeline of novel CMBTTM programs, and TYME-19 as a potential therapeutic for SARS CoV-2 diseases. The Company believes that early clinical results demonstrated by SM-88 in multiple advanced cancers including breast, sarcomas, pancreatic, and prostate, reinforce the potential of its emerging CMBTTM pipeline.

Ongoing Studies

OASIS Trial in metastatic HR+/HER2- breast cancer

The Company is collaborating with Georgetown University to support a Phase II trial, OASIS, for SM-88 in patients with metastatic breast cancer who have HR+ and HER2- disease (“HR+/HER2-”). This represents approximately 68% of the annual breast cancer diagnoses in the US each year. The OASIS trial is an investigator-initiated prospective open-label Phase II trial evaluating the efficacy and safety of SM-88 with MPS for the treatment of metastatic HR+/HER2- breast cancer after treatment with a CDK4/6 inhibitor. This trial is designed as a two-stage trial, enrolling up to 50 patients who have failed or progressed after receiving two hormonal agents and a CDK4/6 inhibitor to receive SM-88 with MPS without additional cancer therapies. The primary endpoint of this trial is ORR, with secondary endpoints including DOR, CBR at >24 weeks, PFS, and safety. The trial is being conducted at Georgetown University at a total of five sites within the Georgetown/MEDSTAR system located in Washington DC, Maryland, and New Jersey. Patient enrollment began in 2021 with the first patient dosed in September.

HoPES Trial in sarcoma

In early 2020, the open-label Phase 2 investigator-sponsored trial of SM-88 therapy in sarcoma, HoPES, opened. This trial has two cohorts, each expecting to enroll 12 patients. The first is SM-88 with MPS as salvage treatment in patients with mixed rare sarcomas, and the other is SM-88 with MPS as maintenance treatment for patients with metastatic Ewing’s sarcoma who had not progressed on prior therapy. The primary objectives are to measure ORR and PFS. Secondary objectives include DOR, OS, CBR using RECIST, and incidence of treatment-emergent AEs. The Joseph Ahmed Foundation is sponsoring this trial, which is being conducted by Principal Investigator Dr. Chawla at the Sarcoma Oncology Center in Santa Monica, CA.

Preclinical Pipeline Programs

The Company has begun a comprehensive translational preclinical program focused on SM-88 MOA and Biomarker Identification/Validation. We have engaged Evotec, a leading global research and development company, to aid in the execution of these activities and we are also incorporating several complementary academic collaborations into this multi-faceted program. The overall goal of these activities is to potentially identify actionable biomarkers of sensitivity and activity to SM-88 in various cancers, complementary combination drugs strategies for SM-88, and other cancer metabolism targets that could benefit from treatment.

TYME-18 is a CMBTTM compound under development that is delivered intratumorally. TYME-18 leverages a member of the bile acid family to create a potential treatment for inoperable tumors. Preliminary observations of the local administration of TYME-18, a combination of a proprietary surfactant system and natural sulfonic acid, suggested its potential as an important regulator of energy metabolism that may impede the ability of tumors to increase in size, which, in addition to its lytic functionality, could prove useful in difficult-to-treat cancers. The Company is assessing development priorities to determine if additional advancement of this program is warranted at this time.

TYME-19 is an oral synthetic member of the bile acid family. The Company also uses bile acids in its anti-cancer drug candidate, TYME-18. Because of its expertise in bile acids and their effects, the Company was able to identify TYME-19 as a well-characterized bile acid with potential antiviral properties. Bile acids have primarily been used for liver disease; however, like all steroids, they are messenger molecules that modulate a number of diverse critical cellular processes. Bile acids can modulate lipid and glucose metabolism and can remediate dysregulated protein folding, with potentially therapeutic effects on cardiovascular, neurologic, immune, and other metabolic systems. Some agents in this class have also previously shown antiviral properties.

The Company has retained virology experts at Evotec to assess the MOAs of TYME-19 to assist the Company in assessing the path forward for the TYME-19 program. Evotec is a global drug development company with the capability to access the multiple existing and emerging variants of the COVID-19 virus. TYME and Evotec are testing the ability of TYME-19 to interrupt the cellular pathways commonly used by viruses to produce viral proteins as well as cellular responses to viral infection that cause local inflammation. Prolonged inflammation from SARS-CoV-2 can lead to some of the severe outcomes experienced by infected patients.

Tumor Targeting Technology

TYME has developed a technology (“Tumor Targeting Technology”) by which the tyrosine isomer L metyrosine (L-α-methylparatyrosine) can be fused with a second therapeutic agent in a manner that creates a fusion compound that may allow targeted accumulation of the treatment by the cancer cells in a novel manner. The Company is assessing potential development paths forward for this technology.

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

On January 26, 2022, the Company announced the discontinuation of SM-88 with MPS in the Precision Promise trial in mPDAC upon learning from PanCAN, the trial sponsor, that it terminated the arm due to futility compared to the control of standard of care chemotherapy in second-line mPDAC. Based on the information provided by PanCAN, the OS for SM-88 with MPS in monotherapy was lower compared to standard of care chemotherapies with either Gemcitabine and Abraxane or modified FOLFIRINOX. As of March 31, 2022, remaining estimated costs to close out the trial have been expensed.

TYME-88-PANC (Part 2) (third-line Metastatic Pancreatic Cancer)

In fiscal year 2020, we launched our pivotal study for SM-88 in the third-line treatment of pancreatic cancer through an amendment to our ongoing TYME-88-Panc trial (Part 2), with the first patient dosed in the third quarter of the fiscal year. As described previously, the COVID-19 pandemic significantly impacted enrollment of this trial such that it appears it is likely to complete enrollment in a similar timeline to the second-line Precision Promise pancreatic cancer trial. There was also a higher than expected dropout of patients randomized to the chemotherapy control arm, which could have potentially impacted the interpretative and regulatory utility of the data.

Following the strategic review, considering, in part, the timeline and regulatory utility for this trial compared to the parallel Precision Promise trial and concentration of investment in this specific cancer, management concluded that it would be best to focus on the second-line Precision Promise trial which offers treatment options to patients earlier in their disease and includes tumor biopsy and biomarker analyses that align with the Company’s overall strategic focus on identifying targeted therapies.

Therefore, the Company decided to stop enrollment and begin the process of closing down the trial.  Patients currently on therapy are allowed to continue treatment until progression or unacceptable toxicity. The closing of this trial is expected to require several months to complete. During the year ended March 31, 2022, the Company expensed $723,000 of estimated close out costs. The trial’s remaining ongoing expense to the Company is approximately $400,000 and is expected to be incurred over the five months following March 31, 2022.

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

On October 18, 2019, TYME entered into an Open Market Sale AgreementSM  (as amended, the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may, from time to time, sell shares of Common Stock through Jefferies having an aggregate offering price of up to $30.0 million (the “Jefferies ATM”). Under the Sale Agreement the minimum share sales price (“Floor Price”) shall not be less than $1.00 without Jefferies prior written consent. During the year ended March 31, 2022, the Company did not sell any shares through the Jefferies ATM. In the year ended March 31, 2021, the Company raised approximately $6.1 million in aggregate gross proceeds before commissions and expenses through the Sale Agreement and paid commissions and expenses of $0.3 million. At March 31, 2022, there remained approximately $22.2 million of availability to sell shares through the Jefferies ATM subject to the terms of the Sale Agreement.

The proceeds of the aforementioned offerings are being used by the Company for continued clinical studies, drug commercialization and development activities and other general corporate and operating expenses.

For the year ended March 31, 2022, the Company had negative cash flow from operations of $21.2 million and net loss of $23.6 million, which included $2.5 million non-cash equity compensation and $1.6 million net amortization expense of premiums and discounts on marketable securities, offset by $1.8 million income change in fair value of warrant liability. As of March 31, 2022, the Company had working capital of approximately $71.5 million.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with GAAP. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the ASC and ASU of the FASB.

Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Tyme Technologies, Inc. and its subsidiary, Tyme, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior year amounts, primarily severance expense which was broken out to a separate line item on the Consolidated Statements of Operations and Comprehensive Loss, have been reclassified to conform to the current year presentation. These reclassifications have no effect on the previously reported net loss or cash flows.

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

Current Economic Conditions

The novel COVID-19 pandemic and actions taken by governments and others to reduce its spread, has negatively impacted the global economy, financial markets, and the Company’s industry and has disrupted day-to-day life and business operations. Although we have operated within the COVID-19 environment for approximately two years, outbreaks of infections (including the spread of the new variants) continue to be experienced as conditions evolve and fluctuate around the world. The extent to which the continuing COVID-19 pandemic impacts our product candidates and business, including patients’ willingness to participate and remain in clinical trials, the timing of meeting enrollment expectations, the ability of our third-party partners to remain operational and our access to capital markets and financing sources, depends on numerous evolving factors that are highly uncertain, cannot be accurately predicted, and may be significant.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents are stated at fair value. The Company’s cash and cash equivalents consisted of $13.7 million at March 31, 2022 and $107.5 million at March 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and marketable securities. Cash is deposited with major banks and, at times, such balances with any one financial institution may be in excess of FDIC insurance limits. The Company exceeded the FDIC limit of $250,000 by $10.1 million at March 31, 2022 and $107.3 million at March 31, 2021. Although the Company has exceeded the federally insured limit, it has not incurred losses related to these deposits. Management monitors the Company’s accounts with these institutions to minimize credit risk.

Marketable Securities

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

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and other current liabilities approximates fair value given their short-term nature. The fair value of the severance payable approximates the carrying value, which represents the present value of future severance payments. Cash equivalents, marketable securities and the derivative warrant liability are recorded at fair value. See Note 7.

Prepaid Expenses and Other Current Assets

Prepaid expenses represent expenditures made in advance of when the economic benefit of the cost will be realized, and which will be expensed in future periods with the passage of time. As of March 31, 2022, prepaid expenses and other current assets includes $1.1 million of prepaid insurance, $0.6 million accrued interest receivable on marketable securities and a $2.1 million deposit with our payroll vendor to satisfy the Chief Science Officer severance payment. As of March 31, 2021, prepaid expenses and other current assets includes $1.0 million of prepaid insurance.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include fixed assets and operating lease right of use assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended March 31, 2022 and 2021, the Company determined that there were no triggering events requiring an impairment analysis.

Research and Development

Research and development costs are expensed as incurred and are primarily comprised of, but not limited to, external research and development expenses incurred under arrangements with third parties, such as CROs, CMOs and consultants that conduct clinical and preclinical studies, costs associated with preclinical and development activities, costs associated with regulatory operations, depreciation expense for assets used in research and development activities and employee related expenses, including salaries and benefits for research and development personnel. Costs for certain development activities, such as clinical studies, are accrued, over the service period specified in the contract and recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued expense.

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

Stock-based Compensation

The Company follows the authoritative guidance for accounting for stock-based compensation in ASC 718, Compensation-Stock Compensation. The guidance requires that stock-based payment transactions be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over the vesting period as services are being provided. (See Note 12, Equity Incentive Plan.)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and has since modified the standard with several ASUs (collectively, “Topic 326”).  Topic 326 requires companies to present a financial asset (or a group of financial assets) measured at amortized cost and available for sale debt securities net of the amounts expected to be collected. Prior U.S. GAAP delayed recognition of the full amount of credit losses until the loss was probable of occurring. Under this ASU, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-

sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down of the security. Early adoption is permitted. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted the pronouncement as of April 1, 2021 and the adoption of this standard did not have a material impact on its consolidated financial statements and disclosures.

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

Note 3. Net Loss Per Common Share.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Year Ended
	March 31,
	2022	2021
Basic and diluted net loss per common share calculation
Net loss	$(23,626,047)	$(28,978,763)
Weighted average common shares outstanding — basic and diluted	172,206,534	134,250,722
Net loss per share of common stock — basic and diluted	$(0.14)	$(0.22)

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

Warrants issued in April 2019, discussed further in Note 8, participated on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors (the “Board”) on the Company’s Common Stock. For purposes of computing EPS, these warrants were, when outstanding, considered to participate with common stock in the earnings of the Company and, therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the year ended March 31, 2021 as results of operations was a loss for the period. In May 2020, these warrants were all exchanged for Common Stock or new warrants without such participation rights and are no longer outstanding (see Note 8).

The following outstanding securities at March 31, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	Year Ended
	March 31,
	2022	2021
Stock options	14,504,271	12,588,068
Warrants	3,104,318	3,104,318
Total	17,608,589	15,692,386

Note 4. Available-for-Sale-Securities.

The following table summarizes available-for-sale securities recorded in cash and cash equivalents or marketable securities as of March 31, 2022:

	March 31, 2022
	Amortized cost	Gross Unrealized Gains		Gross Unrealized Loss	Fair Value
Money market funds	$3,409,178		$—	$—	$3,409,178
Corporate debt securities	32,831,174		—	(343,134)	32,488,040
Municipal debt securities	37,405,722		—	(201,130)	37,204,592
Total	$73,646,074	$		$(544,264)	$73,101,810

The following table summarizes the classification of available-for-sale securities:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$3,409,178	$—
Marketable securities	69,692,632	—
Total	$73,101,810	$—

The following table summarizes our portfolio of available-for-sale securities by contractual maturity:

	Less than 12 months		12 months or Longer		Total
	Fair Value	Net Unrealized Losses	Fair Value	Net Unrealized Losses	Fair Value	Net Unrealized Losses
Money market funds	$3,409,178	$—	$—	$—	$3,409,178	$—
Corporate debt securities	26,195,025	(227,300)	6,293,015	(115,834)	32,488,040	(343,134)
Municipal debt securities	34,416,936	(153,855)	2,787,656	(47,275)	37,204,592	(201,130)
Total	$64,021,139	$(381,155)	$9,080,671	$(163,109)	$73,101,810	$(544,264)

Note 5. Accounts Payable and Other Current Liabilities.

Accounts payable (including accounts payable to a related party – see Note 11) and other current liabilities consisted of the following:

	March 31, 2022	March 31, 2021
Legal	$263,111	$454,139
Consultant and professional services	300,051	176,957
Accounting and auditing	14,410	55,349
Research and development	2,776,594	2,657,202
Board of Directors and Scientific Advisory Board Compensation	418,389	435,594
Other	30,872	63,149
	$3,803,427	$3,842,390

Note 6. Severance Payable.

The Company entered into a Release Agreement, dated March 24, 2022, pursuant to which the Chief Science Officer resigned and will receive severance that would be payable under his employment agreement in a lump sum payment of $2.1 million. The Company also entered into Separation and General Release Agreement with three other employees. The agreements provide separation benefits which the Company recorded as severance expense.

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

The aggregate severance liability payable was $3.0 million and $1.6 million as of March 31, 2022 and March 31, 2021.

Note 7. Fair Value Measurements.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the years ended March 31, 2022 and March 31, 2021.

The Company’s financial instruments measured at fair value on a recurring basis are as follows:

	Total	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
March 31, 2022		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash equivalents
Money market funds	$3,409,178	$3,409,178	$—	$—
Marketable Securities
Short-term
Corporate debt securities	26,195,025	—	26,195,025	—
Municipal debt securities	34,416,936	—	34,416,936	—
Long-term
Corporate debt securities	6,293,015	—	6,293,015	—
Municipal debt securities	2,787,656	—	2,787,656	—
	$73,101,810	$3,409,178	$69,692,632	$—
Financial liability
Warrant liability	$124,480	$—	$—	$124,480

March 31, 2021
Warrant liability	$1,931,921	—	—	$1,931,921

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

The fair value measurement for the warrant issued in conjunction with the Exchange Agreements (see Note 8 for transaction details) (the “May 2020 Warrant”) is based on significant inputs not observable in the market and is classified as Level 3 liability as of March 31, 2022 and March 31, 2021.The fair value of the May 2020 Warrant was determined using a Black Scholes model and included significant unobservable inputs such as volatility. The model also incorporated several observable assumptions at each valuation date including: the price of the Company’s common stock on the date of valuation, the remaining contractual term of the warrant and the risk free interest rate over the term.

The following table details key inputs and assumptions used to estimate the fair value of the May 2020 Warrant as of March 31, 2022 and March 31, 2021 using a Black Scholes model:

	May 2020 Warrant	May 2020 Warrant
	March 31, 2022	March 31, 2021
Stock price	$0.35	$1.78
Volatility	98%	78%
Remaining term (years)	2.01	3.01
Expected dividend yield	—	—
Risk-free rate	2.28%	0.35%

The following table summarizes activity for liabilities measured at fair value using Level 3 significant unobservable inputs:

Warrant liability
Beginning balance, March 31, 2021	$1,931,921
Change in fair value of May 2020 Warrant liability	(1,807,441)
Ending balance, March 31, 2022	$124,480

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

In connection with the Release Agreement, dated March 24, 2022, the Company and Mr. Hoffman also entered into a Voting Agreement, pursuant to which Mr. Hoffman agreed to vote all shares of TYME common stock beneficially owned by him in accordance with the Board’s recommendation with respect to any matter presented to the stockholders for a period of one year.

The Company and Michael Demurjian entered into a Voting Agreement, dated April 18, 2022, pursuant to which Mr. Demurjian agreed to vote all shares of TYME common stock beneficially owned by him in accordance with the board of directors of the Company’s recommendation with respect to any matter presented to the Company’s stockholders for a period of two years from the date of the agreement.

Dividends

Dividends may be declared and paid on the Company common stock from funds lawfully available therefore, as and when determined by the Board.

Liquidation

In the event of the liquidation, dissolution, or winding-up of the Company, holders of Company common stock will be entitled to receive all assets of the Company available for distribution to its stockholders.

Exchange Agreements

On May 20, 2020, the Company entered into exchange agreements with holders (the “Holders”) of the warrants issued in April 2019 (the “April 2019 Warrants’). The April 2019 Warrants were offered and issued pursuant to the Company’s previous shelf registration statement on Form S-3 (File No. 333-211489).

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

The Company determined that the May 2020 Warrant should be recorded as a derivative liability on the consolidated balance sheet due to the May 2020 Warrant’s contractual provisions requiring issuance of registered common shares upon exercise. At May 20, 2020, the May 2020 Warrant was recorded at the fair value of $1.7 million as determined using the Black Scholes model and the change in fair value before and after the exchange of $0.3 million was recorded as a gain on warrant exchange as a component of other income (expense) within the consolidated statement of operations. The key assumptions in applying the Black Scholes model were as follows: $1.64 stock price, 73% volatility, 3.87 years remaining term, 0.27% risk free rate and 7% discount for lack of marketability. The change in fair value of the May 2020 Warrant for the year ended March 31, 2022 of $1.8 million income and for the period from May 20, 2020 through March 31, 2021 of $0.3 million expense was recorded as a component of other income (expense) within the  consolidated statement of operations.

The following summarizes the common stock warrant activity for the years ended March 31, 2022 and March 31, 2021:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2020	8,937,651	$2.31
Granted	2,166,667	1.80
Exchanged	(8,000,000)	2.00
Outstanding at March 31, 2021	3,104,318	$2.77
Granted	—	—
Exchanged	—	—
Outstanding at March 31, 2022	3,104,318	$2.77

In May 2020, April 2019 Warrants to purchase 5,833,333 shares of common stock were exchanged on a cashless basis for 2,406,250 shares and April 2019 Warrants to purchase 2,166,667 of common stock were exchanged for a May 2020 Warrant to purchase the same number of shares.

At March 31, 2022 and March 31, 2021, 3,074,551  of common stock purchase warrants relating to securities purchase agreements were outstanding and exercisable.

Issued	Classification	Warrants Outstanding	Exercise Price	Expiration
December 2015	Equity	446,500	$5.00	December 2025
February 2016	Equity	461,384	$5.00	February 2026
July 2016	Equity	29,767	$5.00	June 2026
May 2020	Liability	2,166,667	$1.80	April 2024

At-the-Market Financing Facility

On October 18, 2019, the Company entered into the Sale Agreement with Jefferies, pursuant to which the Company may, from time to time, sell shares of Common Stock, having an aggregate offering price of up to $30 million through Jefferies, as the Company’s sales agent. Under the Sale Agreement the minimum share sales price (“Floor Price”) shall not be less than $1.00 without Jefferies prior written consent. As indicated in an amendment, the shares will be offered and sold by the Company pursuant to its currently effective Registration Statement on Form S-3, as amended (Reg. No. 333-245033). Any sales of common stock pursuant to the Sales Agreement will be made by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act, as amended. Jefferies will use commercially reasonable efforts to sell the shares from time to time, based on the instructions of the Company. The Company will pay Jefferies a commission rate of three percent (3%) of the gross proceeds from the sales of shares of Common Stock sold pursuant to the Sale Agreement. Under the Sale Agreement, the Company is not required to use the full available amount authorized and it may, by giving notice as specified in the Sale Agreement, terminate the Sale Agreement at any time.

The Company did not sell any shares through the Jefferies ATM during the year ended March 31, 2022. During the year ended March 31, 2021, the Company raised approximately $6.1 million of gross proceeds via sale of 4,453,939 shares of Common Stock under the Jefferies ATM and incurred $0.3 million of related costs which offset the proceeds. At March 31, 2022, there remained approximately $22.2 million of availability to sell shares through the Jefferies ATM subject to the terms of the Sale Agreement.

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

Note 9. Commitments and Contingencies.

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities. At March 31, 2022, the Company’s obligations to contract service providers were $0.2 million in the aggregate.

On April 1, 2020, the Company amended the Clinical Research Funding and Drug Supply Agreement, dated October 9, 2018, with PanCAN, to enroll individuals diagnosed with pancreatic cancer in a platform style clinical research study. Stage 1 of the study was initiated in the fourth quarter of fiscal year 2020. On January 26, 2022, the Company announced the discontinuation of SM-88 with MPS in the Precision Promise trial in mPDAC upon learning from PanCAN, the trial sponsor, that it terminated the arm due to futility compared to the control of standard of care chemotherapy in second-line mPDAC. As of March 31, 2022, remaining estimated costs to close out the trial have been expensed.

Purchase Commitments

The Company has entered into contracts with manufacturers to supply SM-88 and certain related conditioning agents, in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods. Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The outstanding future contract obligations structured to match clinical supply needs for the Company’s ongoing trials and registration activity are approximately $0.9 million and $2.5 million, respectively at March 31, 2022.

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

Total Company rent expense, including short term rentals, was approximately $62,000 and $165,000 for the years ended March 31, 2022 and 2021, respectively.

Operating lease ROU assets and liabilities on the consolidated balance sheet represents the present value of the remaining lease payments over the remaining lease terms. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. Payments for additional monthly fees to cover the Company's share of certain facility expenses are not included in operating lease ROU assets and liabilities. The Company used its estimated incremental borrowing rate of 11.0% to calculate the present value of its lease payments, as the implicit rate in the lease was not readily determinable.

As of March 31, 2022, the future minimum lease payments under non-cancellable operating lease agreements for which the Company has recognized operating lease ROU assets and lease liabilities were as follows:

March 31, 2022
Fiscal year 2023	$39,240
Total remaining lease payments	39,240
Less: present value adjustment	(1,908)
Total operating lease liabilities	37,332
Less: current portion	37,332
Operating lease liabilities, net of current portion	$—

Note 11. Related Party Transactions.

Legal

Faegre Drinker Biddle & Reath (“Faegre Drinker”), formerly Drinker Biddle & Reath LLP (“DBR”), has provided legal services to the Company. The Company’s Chief Legal Officer and Corporate Secretary held the consulting role “Senior Counsel” with the Faegre Drinker until December 31, 2021. During the years ended March 31, 2022 and 2021, approximately $0.5 million and $0.6 million ($0.1 million was capitalized into equity in prior year), respectively, have been incurred as legal expenses associated with Faegre Drinker, and the Company had approximately $153,000 and $87,000 in accounts payable and accrued expenses payable to Faegre Drinker at March 31, 2022 and March 31, 2021, respectively.

Note 12. Equity Incentive Plan.

On March 5, 2015, the Company’s Board adopted and the Company’s stockholders approved, the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). Awards under the 2015 Plan may include, but need not be limited to, one or more of the following: options, stock appreciation rights, restricted stock, performance grants, stock bonuses, and any other type of award deemed by the administrator to be consistent with the purposes of the 2015 Plan. The exercise price of all options awarded under the 2015 Plan must be no less than 100% of the fair market value of the Company common stock as determined on the date of the grant and have a term of no greater than ten years from the date of grant. In February 2018, the 2015 Plan was amended making available 12.5% of shares of common stock issued and outstanding. As of March 31, 2022, there were 7,223,029 shares available for grant under the 2015 Plan.

On August 24, 2021 the stockholders approved the Amended and Restated 2016 Option Plan for Non-Employee Directors (the “2016 Director Plan”), which increased the total number of shares of Common Stock authorized and reserved for issuance the 2016 Director Plan by 3,000,000 shares to 5,750,000 shares. On August 24, 2021 the Board of Directors approved: (i)  “Initial Grants” upon a director’s initial appointment to the Board consisting of an immediate stock option grant of 176,000 shares at fair market value and the shares will vest in equal quarterly increments over a three-year period from the date of grant; and (ii) “Annual Grants” for members who continue in service as members of the Board subsequent to each annual meeting of stockholders occurring subsequent to an Initial Grant, an annual stock option grant of 88,000 shares at fair market value and the shares will vest in equal quarterly increments over a one-year period from the date of grant. The Initial Grants and Annual Grants have a ten year term, subject to applicable termination or forfeiture provisions. As of March 31, 2022, there were 3,411,279 shares available for grant under the 2016 Director Plan.

Stock Options

As of March 31, 2022, and 2021, there was approximately $4.5 million and $3.6 million, respectively, of total unrecognized compensation related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average remaining amortization period of 2.8 years. During the years ended March 31, 2022 and 2021, the Company had stock compensation expense of $2.5 million and $3.5 million, respectively. For the year ended March 31, 2022, stock compensation expense is recognized as $1.9 million in general and administrative expense, $0.6 million in research and development expense. For the year ended March 31, 2021, stock compensation expense recognized was $2.1 million in general and administrative expense and $1.4 million in research and development expense.

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

The assumptions utilized to estimate the fair value of stock options granted are presented in the following table:

	Year Ended
	March 31,
	2022	2021
Risk free interest rate	0.280% - 2.34%	0.174% - 0.527%
Expected volatility	95.39% - 105.37%	88.02% - 101.67%
Expected term	2.7 - 6.1 years	2.8 - 6.1 years
Dividend yield	0.0%	0.0%

The following is a summary of the activity of the Company’s stock options under the 2015 Plan and 2016 Director Plan as of March 31, 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2021	12,588,068	$2.92
Granted	3,862,388	1.30
Exercised	(6,250)	0.99
Cancelled/Forfeited	(1,939,935)	3.83
Outstanding at March 31, 2022	14,504,271	2.36
Options exercisable at March 31, 2022	9,329,798	$2.99

Weighted-average grant date fair value of options granted during the years ended March 31, 2022 and 2021 was $1.00 and $0.89, respectively.

During the year ended March 31, 2022, holders of options issued under the equity incentive plans exercised their right to acquire an aggregate of 6,250 shares of common stock at a weighted average exercise price of $0.99 resulting in $6,000 total proceeds to the Company. During the year ended March 31, 2021, holders of options issued under the equity incentive plans exercised their rights to acquire an aggregate of 2,028,203 shares of common stock at a weighted average exercise price of $2.64 resulting in $5.4 million total proceeds to the Company.

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Price	Number Outstanding at March 31, 2022	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at March 31, 2022	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.29 - $8.75	14,504,271	$2.36	7	$4,610	9,329,798	$2.99	6	$—

The intrinsic value calculated as the excess of the market value as of March 31, 2022 over the exercise price of the options is $4,610. The market value as of March 31, 2022 was $0.35 as reported by the NASDAQ Capital Market. The total intrinsic value of options exercised during the year ended March 31, 2022 was $3,500.

	Options	Weighted Average Grant Date Fair Value Per Share
Non-vested options at March 31, 2021	4,355,171	$0.91
Granted	3,862,388	1.00
Vested	(446,522)	0.95
Cancelled/Forfeited	(2,596,564)	0.99
Non-vested options at March 31, 2022	5,174,473	$0.93

The fair value of options vested during the years ended March 31, 2022 and 2021 was $2.6 million and $3.7 million, respectively.

Note 13. Income Taxes.

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

The Company’s loss before income taxes was $23.6 million and $29.0 million for the years ended March 31, 2022 and 2021, respectively, and was generated entirely in the United States. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	March 31,
	2022	2021
Net operating loss carryforward	$27,564,077	$20,123,621
Research and development credit carryforward	884,130	1,164,895
Orphan Drug Credit	4,157,360	2,002,559
Stock options - NQSOs	4,765,662	5,267,351
Accruals and other temporary differences	662,754	595,418
Gross deferred tax assets	38,033,983	29,153,844
Deferred tax valuation allowance	(38,033,983)	(29,153,844)
Net deferred taxes	$—	$—

Based on the Company’s history of operating losses since inception and consideration of available positive and negative evidence, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2022. The valuation allowance increased by $8.9 million for the year ended March 31, 2022 primarily due to the increase in the net operating loss carryforward and Orphan Drug credit.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended
	March 31,
	2022	2021
U.S. statutory income tax rate	21.00%	21.00%
State taxes, net of federal benefit	11.59%	—
Permanent differences	—	(0.02)%
Tax credit carryforwards	7.93%	4.70%
Valuation allowance	(37.08)%	(20.98)%
Stock compensation	(5.05)%	(3.41)%
Warrants	1.61%	(1.29)%
Effective tax rate	—%	—%

As of March 31, 2022, the Company had gross U.S. federal net operating loss carryforwards of approximately $119.1 million, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2033.  As of March 31, 2022, none of the Company’s state net operating losses have value due to the apportionment rule in the states where state income tax returns are currently filed. As permitted under the Protecting Americans Against Tax Hikes Act, which allows the Research and Development tax credit to be applied to Form 941 quarterly payroll tax returns, the Company reduced payroll taxes by $120 thousand and $177 thousand for the years ended March 31, 2022 and March 31, 2021, respectively.  As of March 31, 2022, the Company had gross federal research and development tax credit carryforwards of $5.9 million, available to reduce future tax liabilities which will begin to expire at various dates starting in 2030.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2022	2021
Gross unrecognized tax benefits at beginning of year	$558,962	$318,394
Increases (decreases) for tax positions in prior period	—	(99,063)
Increase for tax positions in current period	330,712	339,631
Gross unrecognized tax benefits at end of year	$889,674	$558,962

As of March 31, 2022, the Company had $890,000 of unrecognized tax benefits, which were offset with the net operating loss and valuation allowance on the consolidated balance sheets. None of the gross unrecognized tax benefits would affect the effective tax rate at March 31, 2022, if recognized. In addition, the Company did not record any penalties or interest related to uncertain tax positions for the periods presented in these consolidated financial statements. The Company does not have any positions for which it is reasonably possible that there will be significant increase or decrease in the amounts of unrecognized tax benefits within twelve months of the reporting date.

The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the period January 1, 2017 through March 31, 2022. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework issued in 2013. Based on the evaluation of our internal control over financial reporting as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Set forth below are the names of and certain information as of May 25, 2021 regarding our Board of Directors:

Name	Age	Position(s) with the Company/Principal Occupation	Date Elected to Our Board of Directors
Steve Hoffman	59	Director	March 5, 2015*

Dr. Gerald Sokol	79	Director/Chief of Radiation Oncology, University of South Florida’s Tampa General Hospital	March 10, 2015

Timothy C. Tyson	70	Director/Chairman and Chief Executive Officer, TriRx Pharmaceutical Services LLC	March 10, 2015

David Carberry	69	Director/Former Chief Financial Officer of Excellis Health Solutions, LLC (Retired)	March 30, 2017

Donald W. DeGolyer	61	Director/Former Chief Executive Officer, Vertice Pharma LLC	May 24, 2018

Douglas A. Michels	65	Director/Former President and CEO OraSure Technologies	October 1, 2018

Richard Cunningham	51	Director, Chief Executive Officer of the Company	November 24, 2020

Christine D. Baker	56	Director/Chief Operating Officer of Hookipa Pharma	March 21, 2022

*

Mr. Hoffman served as director of Tyme, Inc. (or Tyme, our subsidiary) since its formation on July 26, 2013 and served as director of the Company since the completion of a merger on March 5, 2015 whereby we acquired our current clinical-stage pharmaceutical business.

Executive Officers

See Part I, Additional Item of this Form 10-K under the heading “Executive Officers of the Registrant.”

Other Information

Other information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2022.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2022.

The following table provides certain information with respect to all of our equity compensation plans in effect as of March 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by stockholders prior to March 31, 2022	14,504,271	(1)	$2.36	10,634,308
Equity compensation plans not approved by stockholders prior to March 31, 2022	29,767	(2)	$5.00	—
Total Equity	14,534,038		$2.92	10,634,308

(1)

Includes 14,504,271 shares of our common stock issuable under option awards made prior to March 31, 2022 under our 2015 Equity Incentive Plan and our 2016 Director Plan, each approved by stockholders; these option awards carry a weighted average exercise price of $2.36 per share. For a description of the terms of the 2015 Equity Incentive Plan and 2016 Director Plan, please see Note 12 to the consolidated financial statements presented elsewhere herein.

(2)

Includes 29,767 shares of our common stock issuable upon the exercise of certain warrants to purchase common stock as of March 31, 2022 at a weighted average exercise price $5.00 per share; the warrants described in this sentence are limited to warrants issued in return for goods or services provided and do not include warrants issued in connection with capital raising transactions, consistent with applicable SEC disclosure obligations.

(3)	Includes 10,634,308 shares of our common stock issuable under awards eligible to be made (and not outstanding) as of March 31, 2022 under our 2015 Equity Incentive Plan and 2016 Director Plan.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2022.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2022.

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

3.4	Amended and Restated By-Laws of Tyme Technologies, Inc., effective April 25, 2022. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on April 29, 2022.)

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

10.10†

Amended and Restated 2016 Stock Option Plan for Non-Employee Directors, effective August 24, 2021. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 26, 2021.)

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

10.13†

Form of Nonqualified Stock Option Agreement, adopted on April 22, 2022, under the Tyme Technologies, Inc. 2015 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on April 29, 2022.)

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

10.17†

Letter Agreement, dated November 24, 2020, by and between Richard Cunningham and Tyme Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on February 3, 2021.)****

10.18†

Letter Agreement, dated November 24, 2020, by and between Steve Hoffman and Tyme Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on February 3, 2021.)****

10.19†*	Release Agreement, effective March 24, 2022, by and between Steve Hoffman and Tyme Technologies, Inc.

10.20*	Voting Agreement, effective March 24, 2022, by and between Steve Hoffman and Tyme Technologies, Inc.

10.21†

Separation and General Release Agreement, effective March 31, 2021, by and between Giuseppe Del Priore and Tyme Technologies, Inc. (incorporated by reference to Exhibit 10.18 to our Current Report on Form 10-K filed with the SEC on June 10, 2021.)

10.22*	Voting Agreement, effective April 18, 2022, by and between Michael Demurjian and Tyme Technologies, Inc.****

10.23†*	Amendment to Release Agreement, effective April 18, 2022, by and between Michael Demurjian and Tyme Technologies, Inc.

10.24†

Amended Letter Agreement, dated July 30, 2018, by and between Jonathan Eckard and Tyme Technologies, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on July 31, 2018.)

10.25†*	Letter Agreement, dated May 11, 2021, by and between Frank Porfido and Tyme Technologies, Inc.****

10.26†

Form of Retention Agreement between Tyme Technologies, Inc. and certain executive officers (including James Biehl, Richard Cunningham, Jonathan Eckard, Barbara Galaini and Frank Porfido) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 29, 2022.)

10.27†

Form of Indemnification Agreement between Tyme Technologies, Inc. and its individual directors and officers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 29, 2022.)

10.28†

Securities Purchase Agreement, dated January 7, 2020, between the Company and Eagle Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 8, 2020.)***

10.29†	Co-Promotion Agreement with Eagle Pharmaceuticals, Inc., dated January 7, 2020. (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed with the SEC on May 22, 2020.)

10.30	Form of Share Exchange Agreement, dated May 20, 2020. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)

10.31	Form of Warrant Exchange Agreement, dated May 20, 2020. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)

10.32	Form of Share Leak-Out Agreement, dated May 20, 2020. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)

10.33	Form of Warrant Leak-Out Agreement, dated May 20, 2020. (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)

10.34	Form of Securities Purchase Agreement, dated February 4, 2021. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 5, 2021.)

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (Included in Signature Page of Form 10-K).

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.

32.1**	Rule 1350 Certifications.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101.INS)

†	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

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

Dated: May 25, 2022

TYME TECHNOLOGIES, INC.

By:	/s/ Richard Cunningham
Richard Cunningham
Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Richard Cunningham or Frank Porfido as his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Cunningham Richard Cunningham	Chief Executive Officer and Director (Principal Executive Officer)	May 25, 2022

/s/ Barbara C. Galaini Barbara C. Galaini	Corporate Controller (Principal Accounting Officer)	May 25, 2022

/s/ Frank Porfido Frank Porfido	Chief Financial Officer (Principal Financial Officer)	May 25, 2022

/s/ Steve Hoffman Steve Hoffman	Director	May 25, 2022

/s/ Gerald Sokol Gerald Sokol	Director	May 25, 2022

/s/ David Carberry David Carberry	Director	May 25, 2022

/s/ Timothy C. Tyson Timothy C. Tyson	Director	May 25, 2022

/s/ Douglas A. Michels Douglas A. Michels	Director	May 25, 2022

/s/ Donald W. DeGolyer Donald W. DeGolyer	Director	May 25, 2022

/s/ Christine D. Baker Christine D. Baker	Director	May 25, 2022