Form 10-K/A
period 2022-03-31
TYME TECHNOLOGIES, INC.
filed 2022-07-15
CIK 1537917

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
The number of shares outstanding of the registrant’s common stock on July 1, 2022 was 172,206,894.

Auditor Name: Grant Thornton LLP	Auditor Location: Iselin, New York	PCAOB#248

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form
10-K
(this “
Amendment
”) amends the Annual Report on Form
10-K
for the fiscal year ended March 31, 2022 originally filed on May 25, 2022 (the “
Original Filing
”) by Tyme Technologies, Inc., a Delaware corporation (“
TYME
” or the “
Company
”). The Company is filing this Amendment to present the information required by Part III of Form
10-K
as the Company does not anticipate filing its definitive proxy statement within 120 days of the end of its fiscal year ended March 31, 2022.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3,4, and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed subject to the Amendment.
Except as described above or as expressly noted in this Amendment, no other changes have been made to the Original Filing and this Amendment does not reflect events occurring after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.
On July 3, 2022, TYME entered into an Agreement and Plan of Merger (the “
Merger Agreement
”) with Syros Pharmaceuticals, Inc. (“
Syros
”) and Tack Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Syros (“
Merger Sub
”). Each of the board of directors of TYME and the board of directors of Syros have approved the Merger Agreement. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into TYME (the “
Merger
”), with TYME continuing as the surviving entity and a wholly owned subsidiary of Syros. At the effective time of the Merger (the “
Effective Time
”), each share of common stock of Tyme, par value $0.0001 per share (the “
Tyme Common Stock
”), issued and outstanding immediately prior to the Effective Time will be converted into the right to receive a number of shares of fully paid and non-assessable
shares of common stock of Syros, par value $0.001 per share (the “
Syros Common Stock
”) equal to the Exchange Ratio (as defined in the Merger Agreement). The completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including the adoption of the Merger Agreement by holders of a majority of the outstanding shares of Tyme Common Stock
.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
DIRECTORS
Set forth below are the names of and certain information as of July 1, 2022 regarding our Board of Directors:

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

The following is a brief biographical summary of the experience of our directors.
Directors
Christine Baker
has been a member of our Board since March, 2022. Ms. Baker brings over 30 years of experience in the pharmaceutical and drug development industry, with expertise in clinical and drug development strategies and oncology. She is currently the Chief Business Officer of Hookipa Pharma, a clinical stage biotechnology company. Before that, Ms. Baker provided strategic consulting services for commercial development strategies to biotech companies with CD Baker Consulting. Ms. Baker was also the Chief Business Officer of EpicentRX, a cancer and chronic disease drug development company, from 2018 to 2019. She held positions of increasing responsibility at Novartis Pharmaceuticals Corporation between 2004 and 2018, including as Vice President and Executive Director, Oncology Early Commercial Strategy from 2012 to 2018.
Our Board believes that Ms. Baker’s significant experience and leadership in the pharmaceutical industry enable her to make valuable contributions to the Board.
David Carberry
has been a member of our Board since March 2017. Mr. Carberry is a retired healthcare financial executive with over 40 years of experience in the industry. Most recently, from April 2012 to June 2016, Mr. Carberry was the Chief Financial Officer of Excellis Health Solutions, LLC, a consulting and software solutions company focused on the healthcare industry. Before that, Mr. Carberry was Chief Financial Officer of Aldagen, a biopharmaceutical company, from 2008 to 2011. Mr. Carberry also served in a number of financial oversight roles within Johnson & Johnson and related divisions between 1981 and 2008, including Vice President, Finance of Independence Technology L.L.C., Johnson & Johnson/Merck Consumer Pharmaceuticals, a joint venture, and Vice President, Finance of Johnson Health Care Systems, Inc., a healthcare account management and business services provider. Mr. Carberry is a Certified Management Accountant with a BA in Accounting from LaSalle University and a MBA in Finance from Drexel University.
Our Board believes that Mr. Carberry’s deep understanding of large pharma and healthcare finance, research and development, strategy and operations enable him to make valuable contributions to the Board.
Richard Cunningham
has been Chief Executive Officer of the Company and member of our Board since November 2020. Mr. Cunningham brings over 20 years of leadership experience in the healthcare and biopharmaceutical industry. Immediately before joining TYME, Mr. Cunningham was the Chief Executive Officer and President of IXC Discovery, Inc. (formerly, Icagen Inc.), a drug discovery company, which positions he held beginning in November 2014. He had also served as a director there since April 2020. Before IXC Discovery, Inc., Mr. Cunningham held various roles at pharmaceutical and healthcare companies, including Boehringer Ingelheim and Valeant Pharmaceuticals (now, Bausch Health Companies Inc.; NYSE: BHC). His experience includes a broad array of responsibilities, including mergers and acquisitions, business development, strategy development, therapeutic launches, contracting, managed care, and sales and marketing. He has led the commercialization and launch of multiple therapies in oncology, rare disease, infectious disease, respiratory, neurology, cardiovascular and metabolic diseases.
Our Board believes that Mr. Cunningham’s leadership expertise, significant experience in mergers and acquisitions, business development and knowledge of the pharmaceutical industry enable him to make valuable contributions to our Board.
Donald W. DeGolyer
has been a member of our Board since May 2018. Mr. DeGolyer is the founder and a director of Vertice Pharma, LLC, a specialty pharmaceuticals company focused on improving patients’ health, and has served in that role since 2015. He is also a director and member of the compensation and governance committee of HLS Therapeutics Inc. (TSXV: HLS), a specialty pharmaceutical company listed on the TSX Exchange in Canada. Mr. DeGolyer has over 35 years of experience in the pharmaceuticals industry. He was previously the Chief Operating Officer of Endo Pharmaceuticals from 2013 to 2015 where he built a high-growth specialty pharmaceuticals business. He also served as President and CEO of Sandoz North America from 2010 to 2013 as it became one of the largest generics companies in the world. Mr. DeGolyer began his career at Pfizer, Johnson & Johnson and then Novartis, progressing through various roles of increasing responsibility.
Our Board believes that Mr. DeGolyer’s significant experience in the pharmaceuticals industry and experience in founding and growing businesses allow him to make valuable contributions to the Board.
Steve Hoffman
was Chief Science Officer of the Company from March 2015 until March 2022 and also served as Chief Executive Officer of the Company from March 2015 until November 2020. In these roles, Mr. Hoffman supervised the development of our product candidates that he began with Tyme, Inc. and Luminant Biosciences, LLC (“Luminant”). Prior to the establishment of Luminant in 2011, which was dissolved in October 2020, he held a variety of senior management positions with companies in the chemistry, aerospace and laser optics fields for over 25 years. Mr. Hoffman was a co-founder
and, from 1993 to 2007, Chief Technology Officer of Mikronite Technologies Group Inc., a developer, licensor and marketer of material surfacing technologies for various manufacturing processes and applications. At Mikronite, Mr. Hoffman supervised its implementation of proprietary technology. His efforts on behalf of Mikronite were recognized by The Home Depot and Lowe’s with a Best New Product award and an Innovative Technology award from the New Jersey Manufacturers Association. Mr. Hoffman attended New York University and Rutgers University with a concentration in mechanical engineering from 1980 to 1984 and continued his studies under the direct supervision of the chairman of the physics department at the University of Michigan specializing in physics and electro-optics.

Our Board believes that Mr. Hoffman’s detailed knowledge of our Company since its founding and extensive executive experience in technology and science prior to joining Tyme provide a unique critical contribution of skills to the Board.
Douglas A. Michels
has been a member of our Board since October 2018. Mr. Michels retired from OraSure Technologies, Inc., a leader in the development, manufacture and distribution of oral fluid diagnostic and collection devices and other technologies designed to detect or diagnose critical medical conditions, in March 2018, after having served as President and Chief Executive Officer, as well as a member of the board of directors, since June 2004. Mr. Michels brings considerable expertise and executive leadership skills in the having nearly thirty years of experience in the pharmaceutical industry having spent time with OraSure Technologies, Inc., Johnson & Johnson and Abbott Laboratories. In February 2010, Mr. Michels was appointed to the Presidential Advisory Council on HIV/AIDS. He previously served on the Board of the National Blood Foundation, the Board of the National Committee for Quality Health Care and the Coalition to Protect America’s Health Care. Mr. Michels is currently a director of West Pharmaceutical Services, Inc. (NYSE: WST), where he serves on the audit committee and as the chairman of the compensation committee. He is a past trustee for St. Luke’s University Health Network in Bethlehem, Pennsylvania, and served as a trustee at Miller-Keystone Blood Center, also in Bethlehem, Pennsylvania, until April 2019.
Our Board believes that Mr. Michel’s significant operational and senior management experience in the pharmaceutical industry, as well as his experience as a director on public and private boards, allow him to make valuable contributions to the Board.
Gerald H. Sokol, MD, MSc, FCP,
has been a member of our Board since March 2015. Dr. Sokol attained his medical degree from Indiana University’s Combined Degree Program in Experimental Medicine together with a Master’s Degree in Pharmacology. He interned in medicine at Temple University and attended the U.S. Public Health Service Hospital in affiliation with the National Cancer Institute, Johns Hopkins and the University of Maryland completing training in internal medicine. He then completed training at the Massachusetts General Hospital, Harvard Medical School in Radiation Oncology, Medical Oncology and Clinical Pharmacology, attaining Board Certifications in Internal Medicine, Medical Oncology, Radiation Oncology, Clinical Pharmacology, and later Quality Assurance and Utilization Review. He also is certified in Skin Cancer Medicine from the University of Queensland. Dr. Sokol has been Chief of Radiation Oncology at the University of South Florida’s Tampa General Hospital and has built or contributed to building over ten cancer centers. He is a board member and partner of Florida Cancer Specialists and Research Institute. Dr. Sokol is a decorated retired Captain in the US Navy and served as a Commanding Officer at the Uniformed Services University. Dr. Sokol currently holds professorships in Medicine and Pharmacology at that institution. While maintaining a medical practice, Dr. Sokol served on the review staff of the FDA for over 27 years as a senior regulatory scientist and officer, composing over 300 white papers, IND and NDA reviews and opinion papers. Dr. Sokol has authored or coauthored over 100 books, book chapters, abstracts and papers on a multitude of clinical issues. He is a lifetime fellow and board member of the American Cancer Society and a fellow of the American College of Clinical Pharmacology.
Our Board believes that Dr. Sokol’s strategic insight and extensive experience in drug approval and development, and knowledge as a physician, allow him to make valuable contributions to the Board.
Timothy C. Tyson
has been a member of our Board since March 2015. Mr. Tyson is currently Chairman and CEO of TriRx Pharmaceutical Services, LLC and Chairman at Icagen Inc. He served as Chairman and CEO of Avara Pharmaceutical Services from May 2015 to October 2018. He served as Chief Executive Officer and Executive Chairman of Aptuit from 2008 to 2012 and non-executive
Chairman from 2012 to 2016. Mr. Tyson served as the Chief Executive Officer of Valeant Pharmaceuticals International (formerly, ICN Pharmaceuticals Inc.) from January 1, 2005 to February 1, 2008. He served as President of Valeant Pharmaceuticals International from November 2002 to February 1, 2008 and served as its Chief Operating Officer from November 2002 to December 2004. He served as President of Global Manufacturing and Supply for GlaxoSmithKline plc. from June 1998 to November 2002. From 1997 to 1998, Mr. Tyson served as GlaxoSmithKline’s Vice President and General Manager of Business Operations. During his
14-year
tenure at GlaxoSmithKline, he served in a variety of roles with broad international and domestic responsibilities, including significant management experience running two divisions: Glaxo Dermatology and Cerenex Pharmaceuticals. He was responsible for managing all sales and marketing for the U.S. operations, where he launched over 30 new products. Prior to his tenure at GlaxoSmithKline,

Mr. Tyson served in a number of executive positions at Bristol-Myers Company in Operations and Research and Development. Before his tenure at Bristol-Myers, he served as a Manufacturing Manager for Procter & Gamble. He served as an Officer in the United States Army from 1974 to 1979 and spent 14 years in the United States Army Reserves. He has been Independent
Non-Executive
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
Our Board believes that Mr. Tyson’s significant operational and senior management experience in the pharmaceutical industry, as well as his extensive experience as a director on public and private boards, allow him to make valuable contributions to the Board.
EXECUTIVE OFFICERS
The table below sets forth information with respect to our executive officers other than Mr. Cunningham as of July 1, 2022. Information regarding Mr. Cunningham can be found directly above under “Directors”.

Name	Age	Position
James Biehl	58	Chief Legal Officer and Corporate Secretary
Dr. Jonathan Eckard	48	Chief Business Officer
Barbara C. Galaini	64	Principal Accounting Officer and Corporate Controller
Frank Porfido	58	Chief Financial Officer
The following is a brief biographical summary of the experience of our executive officers:
James Biehl
has served as the Chief Legal Officer and Corporate Secretary of TYME since September 2018. Mr. Biehl served as a member of our Board from March 2017 to September 2018. Prior to joining the Company, Mr. Biehl had been a partner at the law firm of Drinker Biddle & Reath LLP since 1998 in the Corporate and Securities Group. As a corporate lawyer with over 30 years of experience representing public and private companies with structuring, negotiating and managing sophisticated securities and corporate transactional matters, he has extensive experience with federal and state securities laws, public debt and equity financings, mergers and acquisitions, corporate venture transactions, joint ventures and strategic alliances, emerging company formation and management, and corporate governance matters. Mr. Biehl’s industry experience includes representing big pharma, healthcare systems, healthcare consulting firms, consumer products, and medical device companies.
Jonathan Eckard,
PhD
has been the Chief Business Officer of TYME since March 2019. Prior to that appointment, Dr. Eckard, served as the Chief Scientific Affairs Officer since August 2017. Dr. Eckard has worked in the biotechnology sector and has over ten years of financial experience following the biotechnology equity capital markets, bringing to TYME both important industry insights and an understanding of the healthcare equity markets. He was previously Chief Business and Strategy Officer of SELLAS Life Sciences, Ltd., a Bermuda-based late stage biopharmaceutical company focused on the development of novel cancer immunotherapies and therapeutics (“SELLAS”) from October 2016 to August 2017. Prior to his employment at SELLAS, Dr. Eckard worked at Barclays plc from March 2015 to October 2016, where he was a director and senior biotechnology analyst. Prior to that, Dr. Eckard covered small- and mid-cap
companies in the biotechnology and specialty pharmaceutical sectors as an equity research analyst at Citigroup Inc. from July 2012 to March 2015, Leerink Partners LLC from April 2007 to June 2012 and HSBC Holdings plc from July 2005 to February 2007. Prior to Dr. Eckard’s career in finance, Dr. Eckard conducted oncology research and taught at The New York University School of Medicine (“NYU Med”). Dr. Eckard earned his PhD in toxicology and carcinogenesis in 2005 and a master’s degree in toxicology in 2000 from NYU Med and a bachelor of science in biochemistry from Ohio University in 1996.

Barbara Galaini
has served as the Principal Accounting Officer since August 2018 and the Company’s Corporate Controller since April 2018. Before joining the Company, Ms. Galaini was the Chief Accounting Officer of the Americas for Avolon Holdings, a global aircraft leasing company from April 4, 2017 to April 4, 2018. Prior to that she was employed at CIT Bank for more than 25 years in various financial roles, including Head of SEC Reporting and Accounting Policy, segment Chief Financial Officer and most recently as Senior Vice President and Controller of the Transportation Finance unit, overseeing the accounting and reporting for over $15 billion in assets. Ms. Galaini is a Certified Public Accountant and has extensive experience in structured finance and leasing transactions, acquisition and divestitures, and finance integration.
Frank L. Porfido
has served as the Chief Financial Officer of TYME since May 13, 2021. Mr. Porfido brings over 25 years of strategic financial experience, including in the pharmaceutical and biotechnology industries. Prior to joining the Company, Mr. Porfido was the Vice President, Finance of UroGen Pharma Inc., a pharmaceutical company specializing in cancer and urologic disease, since 2019. While there, he was responsible for day-to-day
operations of Finance and played a key role in the launch of the company’s first commercial product. From 2000 to 2007 and 2008 to 2019, he served in roles of increasing responsibility at Novartis, a multinational pharmaceutical company, including serving as Head of Global Finance and Operations of the Oncology Business Unit since 2016. Mr. Porfido is a Certified Public Account and received his BBA in
Accounting-CPA
Prep from Pace University and his MBA in Finance from Farleigh Dickinson University.
CORPORATE GOVERNANCE
Code of Ethics
We have a Code of Business Conduct and Ethics (the “
Code of Ethics
”) that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Corporate Controller and all other employees. The purpose of the Code of Ethics is to provide written standards that are reasonably designed to promote: honest and ethical conduct; full, fair, accurate, timely and understandable disclosure in reports and documents filed with the SEC and other public communications by the Company; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the Code of Ethics; accountability for adherence to the Code of Ethics; and to deter wrongdoing. The Code of Ethics is available on our website at www.tymeinc.com. We intend to post on our website any amendments and a description of any such amendments (other than a technical, administrative, or other non-substantive
amendment) to the Code of Ethics as well as any waiver of any provision of the Code of Ethics, to the extent applicable to our Chief Executive Officer, principal financial officer or principal accounting officer or that relates to any element of the SEC’s definition of a “code of ethics.”
Our employees are also subject to the code of ethics of Insperity, Inc. (“
Insperity
”), the professional employer organization to which we outsource certain human resources matters. The Insperity code of ethics is designed to promote principles and values similar to our Code of Ethics.
Leadership and Board Structure
Our Board consists of Christine Baker, David Carberry, Richard Cunningham, Donald W. DeGolyer, Douglas A. Michels, Dr. Gerald Sokol and Timothy C. Tyson. The Board currently separates the role of Chairman and the role of Chief Executive Officer, with the positions being held by Douglas Michels and Richard Cunningham respectively. In May 2021, the Board had appointed Douglas A. Michels as Lead Independent Director, and in March 2022, the Board appointed Mr. Michels as Chairman of the Board, a position that had previously been held by Mr. Hoffman. Since the appointment of Mr. Michels as the Chairman, there is no Lead Independent Director.
Our Board believes that having an independent Chairman separate from the Chief Executive Officer is in the best interest of stockholders at this time. Mr. Michels has substantial knowledge of our company through his service on the Board since 2018 and his prior role as Lead Independent Director, as well as significant operational and senior management experience in the pharmaceutical industry, including in the area of strategic transactions. He also brings his experience as a director on public and private boards. The Board expects to continue to evaluate the effectiveness of the Board’s leadership structure, including a review of the need or desire for an independent Chairman, on a regular basis, and will make any future decisions based upon the best interests of the company and its stockholders at that time.
We believe that a classified board promotes both the independence of our directors and continuity in our Board. A three-year term helps ensure that the Board is comprised of experienced directors who are well-versed in our business, strategic goals, history and culture. It allows directors to develop the deep understanding of our complex business, ongoing clinical trials, and historical operations that we believe is critical to effectively overseeing our business and guiding our strategy. We also believe that a staggered board promotes stockholder value in the transactional context in that it encourages any would-be
acquirer of the Company to negotiate at arms-length with the Company to ensure the fairness and adequacy of any offer, protect stockholders against abusive tactics during a takeover process, and, as appropriate, negotiate the best possible return for all stockholders. We believe a classified board is an effective method of protecting long-term stockholder interests and value while not compromising on accountability.
Risk Oversight
Risk assessment and oversight are an important part of our governance and management processes. Our management is responsible for our day-to-day
risk management activities. The Board oversees the implementation of risk mitigation strategies by management and encourages management to incorporate risk management into our corporate strategy and day-to-day
business operations. Management evaluates strategic and operational risks and conducts specific strategic planning and review sessions during the year that include a discussion and analysis of the risks facing us. Our Board is apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions. Our Board administers this oversight function directly through the Board as a whole, as well as through the Audit Committee. The Board believes its leadership structure is effective in fulfilling its role in the oversight of our risks.
Board Composition and Diversity
The Board is comprised of directors with different professional experiences, skills and viewpoints who provide unique contributions to the development and oversight of the Company. The director biographies included in this report indicate each director’s experience, qualifications, attributes and skills that led the Board to conclude that each should serve as a member of our Board. Our Nominating and Corporate Governance Committee and Board believe that the directors have each have had substantial achievement in their professional and personal pursuits and possess the background, talents and experience that our Board desires and that will contribute to the best interests of our Company, align with our long-term strategy and protect long-term stockholder value. As further discussed below, Messrs. Carberry, DeGolyer, Michels and Tyson serve on our Strategic Planning Committee, dedicating more of their time and expertise to assist the Board with its responsibilities for the Company’s mission, vision and strategic direction.
While the Company does not have a formal policy on diversity, as part of its process to seek new Board talent, the Nominating and Corporate Governance Committee has resolved to place significant weight on diversity characteristics, such as race, gender and LGBTQ+ status when considering future board candidates. Most recently, in March 2022 Christine Baker joined the Company’s board.
Board of Directors Meetings and Committees
There were nine meetings of the Board during the fiscal year ended March 31, 2022. During fiscal year 2022, our non-management
directors met eight times in executive session. During the fiscal year ended March 31, 2022, each director attended at least 75% of the total number of meetings of the Board and the committees on which he or she

served during fiscal year 2022.
While we do not maintain a formal policy regarding director attendance at annual meetings of stockholders, we expect that, absent compelling circumstances, directors will attend such meetings, including the Annual Meeting. All of our then-current directors attended the annual meeting in 2021.

Our Board has an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Strategic Planning Committee, each of which has the composition and responsibilities described below. Members serve on these committees for such term or terms as our Board may determine or until their earlier resignation or death. Each of these committees are governed by a written charter, which are posted on our website at www.tymeinc.com.
In addition, Messrs. Carberry, DeGolyer, Michels and Tyson serve on the Strategic Planning Committee of the Board and generally target to meet with management on a quarterly basis or more frequently as appropriate. The committee was organized in November 2018 and formally established by the Board in May 2020. Mr. Tyson serves as the chairman of the committee, which assists the Board with its responsibilities for the Company’s mission, vision and strategic direction and is provided updates on the Company’s progress on various initiatives.
From time to time, our Board may also establish other special committees when necessary to address specific issues.
Audit Committee
We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Messrs. Carberry, DeGolyer and Tyson, with Mr. Carberry serving as the Chair. The Audit Committee met four times during fiscal year 2022. Our Board has affirmatively determined that Messrs. Carberry, DeGolyer and Tyson each meet the definition of “independent director” for purposes of serving on an audit committee under Rule
10A-3
under the Exchange Act and the Nasdaq rules. The Board has determined that Mr. Carberry qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation
S-K.
The Audit Committee is primarily responsible for selecting, retaining and overseeing the work of our independent registered public accounting firm, overseeing the audit, reviewing our annual audited and interim financial results and providing risk and compliance oversight. Among other things, this includes:

•	To select, retain, compensate, oversee and terminate, if necessary, any registered public accounting firm engaged for the purpose of preparing or issuing an audit report;

•
To review with management and the Company’s independent auditors: critical accounting policies and practices used in an audit, any major issues regarding accounting principles and financial statement presentation and any audit problems or difficulties;

•
To review with management and the Company’s independent auditors: the adequacy and effectiveness of the Company’s financial reporting processes, internal control over financial reporting and disclosure controls and procedures, including any significant deficiencies or material weaknesses;

•	To review and discuss with the Company’s independent auditors and management the Company’s annual audited financial statements (including the related notes); and

•
To review and discuss with management the risks faced by the Company and the policies, guidelines and process by which management assesses and manages the Company’s risks and the steps management has taken to monitor, minimize and control such exposures.

Compensation Committee
Our Compensation Committee was established in March 2018 and consists of Messrs. Carberry, DeGolyer and Michels, with Mr. DeGolyer serving as the Chair. The Compensation Committee met five times during fiscal year 2022. This committee oversees compensation and benefits policies and programs for the Company, including compensation of the Company’s executive officers and non-employee
directors. Among other things, its duties include:

•
To annually review, and recommend to the Board for approval, the corporate goals and objectives applicable to the compensation of the CEO and evaluate at least annually the CEO’s performance in light of those goals and objectives;

•
To review and approve the compensation of all executive officers other than the CEO and to review, and recommend to the Board for approval, the corporate goals and objectives applicable to the compensation of all executive officers;

•	To review and approve and, when appropriate, recommend to the Board for approval, any employment agreements and any severance arrangements or plans;

•	To review all director compensation and benefits for service on the Board and Board committees and to recommend any changes to the Board as necessary;

•
To review and recommend to the Board for approval the frequency with which the Company will conduct
Say-on-Pay
votes, taking into account the results of the most recent stockholder advisory vote on frequency of
Say-on-Pay
votes required by Section 14A of the Exchange Act, and review and approve the proposals regarding the
Say-on-Pay
vote and the frequency of the
Say-on-Pay
vote to be included in the Company’s proxy statement; and

•	To oversee engagement with stockholders and proxy advisory firms on executive compensation matters.
In connection with the performance of its duties, the Compensation Committee has (i) unrestricted access to and assistance from the officers, employees and independent auditors of the Company and such resources and support from the Company as the Compensation Committee deems necessary or desirable, and (ii) the authority to employ, at the expense of the Company, such experts and professionals as the Compensation Committee deems necessary or desirable from time to time. The Compensation Committee may also delegate any of its responsibilities to a subcommittee as it may deem appropriate in its sole discretion.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee was established in March 2019 and consists of Messrs. Michels and Tyson, with Mr. Michels serving as the Chair. The Nominating and Corporate Governance Committee met four times during fiscal year 2022. This committee is responsible for determining the qualifications, qualities, skills, and other expertise required to be a director and to make recommendations to the Board regarding the selection and approval of the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders. It is also responsible for periodically reviewing the Board’s committee structure and composition and to make recommendations to the Board regarding the appointment of directors to serve as members of each committee and committee chairmen. Among other things, its duties include:

•	To review the Company’s corporate governance practices;

•	To develop and recommend corporate governance guidelines for Board approval;

•	To develop the process for evaluating directors before nomination for reelection; and

•	To determine the overall qualifications required to be a director.
Strategic Planning Committee
Our Strategic Planning Committee was organized in November 2018 and formally established by the Board in May 2020. It consists of Messrs. Carberry, DeGolyer, Michels and Tyson. The Strategic Planning Committee met two times in fiscal year 2022. This committee assists the Board in monitoring the development and implementation of the Company’s strategy and strategic plan. The Strategic Planning Committee is acting as Transaction Committee in connection with the Company’s process of evaluating potential strategic options to enhance stockholder value, which it is conducting with assistance of financial and legal advisors. Among other things, its duties include:

•	To oversee the implementation of the Company’s strategy, strategic plan and related initiatives;

•	To review with management the process for development, approval and modification of the Company’s strategy and strategic plan;

•	To review with management the key issues, options and external developments impacting the Company’s strategy;

•	To report regularly to the Board and facilitate an annual review of the Company’s strategy and strategic options;

•	To assure that the Board has the opportunity for timely and thorough review of the Company’s strategy development and strategic plan;

•
To meet with management periodically to monitor the Company’s performance and ensure the Board is regularly apprised of the Company’s progress with respect to implementation of the approved strategy; and

•	To identify and evaluate corporate development opportunities.
DELINQUENT SECTION 16(a) REPORTS
Based solely on (i) our review of reports submitted to us during and with respect to the year ended March 31, 2022, filed with the SEC pursuant to Section 16(a) of the Exchange Act, including any amendment thereto and (ii) written representations of our directors, executive officers and certain beneficial owners of more than 10% of our Common Stock, we believe that, with the following exceptions, all reports required to be filed under Section 16(a) of the Exchange Act, with respect to transactions in our equity securities through March 31, 2022, were filed on a timely basis, except for the initial statement of beneficial ownership of Dr. Van Tornout, who was Acting Chief Medical Officer during fiscal year 2022 but whose employment ended on June 23, 2022, upon his appointment on April 1, 2021 and three stock purchases by Dr. Van Tornout on April 5, 6, and 7, 2021 totaling 1,809 shares of Common Stock, all of which were reported on April 14, 2021, a stock purchase of 7,022 shares of Common Stock by Dr. Van Tornout on February 17, 2022 which was reported on February 22, 2022, and a sale of 9,380 shares of Common Stock by Michael Demurjian on November 22, 2021 which was reported on November 29, 2021.

ITEM 11.	EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION OVERVIEW
TYME is a “smaller reporting company” as defined by the SEC, and is therefore is not required to provide, and does not purport to provide, all of the disclosures required for a “Compensation and Discussion Analysis” as set forth in rules promulgated by the SEC. The Company is, however, providing a brief overview of its executive compensation program in order to aid its stockholders’ understanding of how its business and performance affects executive compensation decisions.
Objectives of our Compensation Program
Our compensation program has been designed to attract, motivate and retain quality executive officers who will manage and lead the Company and will advance us toward achievement of our corporate and strategic goals. The program is also intended to be fair and equitable to the Company’s executive officers and stockholders. We also strive to increase the value of the Company, align the interests of our executive officers with those of our stockholders, and to reward our executive officers, at reasonable cost, for achievements and advances of the Company’s goals.
General
Our executive officer compensation program consists of the following elements:

•	Base salary;

•	Cash Incentive Bonus Plan;

•	Stock option awards; and

•	Employee benefits.

The amounts of compensation awarded for each element of the Company’s compensation program (
i.e.
, base salary, bonuses and stock options) are reviewed in connection with the Company’s performance. Each of these elements is described in more detail below. In May 2018, we engaged an independent compensation consultant, Pearl Meyer to help perform a comprehensive review of our executive compensation practices and policies. As a result of this review, we implemented several changes to our compensation structure. To date, compensation has generally been determined based on negotiations with employees during the hiring process and available resources. Pearl Meyer was again engaged as an independent compensation consultant in fiscal year 2022. As we continue to review our policies with Pearl Meyer, we have continued to formalize and further develop our approach to compensation and to implement compensation policies going forward.
The Role of the Board, the Compensation Committee and Management
Our Compensation Committee is responsible for determining the recommended compensation of our executive officers, including our Named Executive Officers (defined further below), except our Chief Executive Officer. The Compensation Committee annually evaluates the CEO’s performance and TYME’s performance against its pre-established
goals and makes recommendations to the independent members of the Board about the CEO’s performance and compensation.
The Board then considers the Compensation Committee’s recommendations as part of its review and approval of the CEO’s compensation. The members of the Compensation Committee are currently Messrs. DeGolyer (chairman), Carberry and Michels. Each of the current members is an “independent director” under Nasdaq listing standards and a
“Non-Employee
Director” within the meaning of Section 16 of the Exchange Act.
The Compensation Committee advises our Board concerning the Company’s compensation philosophy and policies, in general, and, in particular, reviews and approves, or recommends to the Board for review and approval, the compensation of our Chief Executive Officer and other executive officers and of members of the Board. In conducting its work, the Compensation Committee consults with the Chief Executive Officer, other members of management, and may consult third-party compensation consultants. Recommendations and decisions made by the Compensation Committee are reported to the full Board for approval or ratification, as appropriate.
Compensation Consultant Role in Executive Compensation
While the Compensation Committee or Board ultimately makes all executive compensation decisions, the Compensation Committee engages the services of outside advisors for assistance. Since 2018, the Compensation Committee has directly engaged Pearl Meyer as its independent compensation consultant.
The Compensation Committee has utilized Pearl Meyer throughout these periods to provide independent, objective analysis, advice and information and to generally assist the Compensation Committee in the performance of its duties. The Compensation Committee will typically request information and recommendations directly from the compensation consultant as it deems appropriate to structure and evaluate TYME’s compensation programs, practices and plans. As part of its engagement, at the direction of the Compensation Committee, the compensation consultant will work, and exchange information, with the Company’s internal legal counsel in its work on the Compensation Committee’s behalf. The Compensation Committee assesses the compensations consultant’s independence each year, considering the amount of fees paid to the consultant, the consultant’s policies designed to prevent conflicts of interest, any stock owned by the consultant, and other factors deemed relevant to the committee.
Elements of Compensation
Base Salary
Annual base salaries compensate our executive officers for fulfilling the requirements of their respective positions and provide them with a level of cash income predictability and stability with respect to a portion of their total compensation. We believe that the level of an executive officer’s base salary should reflect the executive’s performance, experience and breadth of responsibilities, our understanding of salaries for similar positions within our industry and any other factors relevant to that particular job.

Base salaries are typically negotiated at the outset of an executive’s employment. Salary levels are considered annually as part of our performance review process, but also in cases including promotion or other change in the job responsibilities of an executive officer. For Named Executive Officers, initial base salaries generally are established in connection with negotiation of an offer of employment and employment agreement. Increases in base salary have several elements. In addition to promotion and increased responsibilities, merit and Company-wide general increases are also taken into consideration. Salaries of our Named Executive Officers for fiscal year 2022 and certain prior years are also reported in the Summary Compensation Table.
The following table shows the base salary for each of our Named Executive Officers for fiscal 2021 and fiscal 2022 and as approved for fiscal 2023:

Name	2021	Increase	2022	Increase	2023
Richard Cunningham	$550,000	2.4%	$563,000	4.0%	$585,520
James Biehl	$465,750	2.0%	$475,065	4.0%	$494,068
Frank L. Porfido	(2)	(2)	$370,000	3.2%	$381,759
Steve Hoffman	$569,250	—	$500,000	—	N/A	(3)

(1)	Mr. Cunningham joined the Company in fiscal year 2021.
(2)	Mr. Porfido joined the Company during fiscal year 2022 and his increase was pro-rated for partial year of service.
(3)
In connection with his stepping down as Chief Executive Officer in November 2020, Mr. Hoffman agreed to reduce his salary to $500,000 beginning in fiscal year 2022. Mr. Hoffman’s employment ended on March 21, 2022.

Cash Incentive Plan
We have a Cash Incentive Plan to motivate and reward our executives for achievements related to corporate performance for each fiscal year. Each year, the Board, after recommendation by the Compensation Committee, approves:

•	Corporate performance measures and goals;

•	Target incentive bonus opportunity for each executive officer, including each Named Executive Officer, defined as a percentage of his or her annual salary;

•	Funding levels for actual Cash Incentive Plan awards; and

•	Individual awards for the Named Executive Officers, except for the CEO’s award, which is approved by the Board.
Each year, the Board, upon the recommendation of the Compensation Committee, establishes major corporate objectives for the coming fiscal year related to clinical activities, operations and administration (the “
Corporate Objectives
”). The Board believes the Corporate Objectives will contribute to the long-term success of the Company by aligning with and driving the execution of the Company’s business strategy. For fiscal 2022, the corporate objectives related to awarding incentive bonus payments consisted of:

•	Publish Part 1 Pancreatic Data.

•	Initiate Oasis (HR+/HER2-) study

•	Achieve clinical enrollment objectives

•	Present Sarcoma Updated Response Data at ASCO

•	Conduct pre-clinical research to support clinical development strategy

•	Meet or beat approved financial budget

Each year, the Compensation Committee recommends, and the Board approves and establishes, the target cash incentive opportunity for each executive officer assuming full achievement against the Corporate Objectives. For fiscal 2022, the target cash incentive opportunity for each of the Named Executive Officer was considered to be within the competitive range of market data provided to the Compensation Committee by Pearl Meyer. The following table shows the amount of the target incentive for each Named Executive Officer as of March 31, 2022 as a percentage of salary and the dollar amount:

Name	Target Incentive 2022	Target Incentive Bonus 2022
Richard Cunningham	50%	$281,500
James Biehl	40%	$190,026
Frank L. Porfido	40%	$148,000
Steve Hoffman	50%	$250,000
At the end of the fiscal year, the Compensation Committee reviews and approves the level of the Company’s achievement against the Corporate Objectives, except for the CEO’s achievement, which is approved by the entire
Board, excluding the CEO. In addition to its assessment of achievement against each Corporate Objective, the Compensation Committee also considers the Company’s “stretch” goals or above target objectives achieved. Also, the Compensation Committee may consider TYME’s performance as a whole during the fiscal year, including matters not included in the Corporate Objectives. In reviewing the Company’s level of achievement against the Corporate Objectives, the Compensation Committee recommended incentive bonus funding level at 80%. In making this determination, the committee considered the achievement of Corporate Objectives at target, but also the discontinued trials that occurred during the fiscal year and their impact on TYME’s performance as a whole. In consultation with Pearl Meyer, the Compensation Committee conducted an extensive review of the incentive compensation of similar profile companies that experienced discontinued trials. Based upon this review and other factors, the Compensation Committee reduced the total payout percentage to 80% of target.
Following the determination of the corporate achievement, the Compensation Committee considers the performance of each Named Executive Officer in arriving at the individual awards, if any, to be made. The Compensation Committee’s determination of the Company’s level of achievement against the Corporate Objectives is the basis for establishing the funding available for awards. Notwithstanding these determinations, the Compensation Committee and the Board can determine individual awards that are above or below the corporate level of achievement based on their evaluation of that individual’s performance. The Compensation Committee believes this flexibility is an important tool to aid in the retention of key talent, reward significant achievement by individual employees, motivate employees and recognize management decision-making focused on generating long-term value for stockholders over short-term achievement of the Corporate Objectives. In fiscal year 2022, the Compensation Committee considered the achievement of the Corporate Objectives as discussed above and each Named Executive Officer’s individual performance in determining each Named Executive Officer’s incentive bonus award. In determining the amount of each Named Executive Officer’s award, the Compensation Committee and the Board also considered a Named Executive Officer’s performance against individual goals and the CEO’s input with respect to the performance of the Company and the other executive officers
.
The following table shows the achievement of the cash incentive bonus for each Named Executive Officer as of March 31, 2022 as a percentage of the target incentive bonus amount and the dollar amount except for Mr. Hoffman whose payments in connection with his termination of employment are discussed below under “Hoffman Release Agreement”:

Name	Achievement Incentive Bonus 2022	Incentive Bonus ($)
Richard Cunningham	80%	$225,200
James Biehl	80%	$152,021
Frank L. Porfido	80%	$94,071	(1)

(1)	Mr. Porfido joined TYME on June 14, 2021 and his target incentive award is prorated for the partial year of service.

Stock Option Grants
We provide stock option grants to our executives to complement cash salaries and cash incentives, incentivize new hires to achieve our corporate and strategic goals, and align executive compensation with the long-term interests of our stockholders and stock value. We historically provided stock option grants to our Named Executive Officers upon their initial hiring, as negotiated in their employment agreements. The Compensation Committee has the discretion to grant stock option compensation to promote high performance and achievement of our corporate objectives by our executives. In granting these awards, the Compensation Committee may establish any conditions or restrictions it deems appropriate in accordance with the 2015 Equity Incentive Plan. In addition, our CEO, as sole member of our
Non-Executive
Equity Incentive Committee, established by the Compensation Committee, has limited discretionary authority to grant stock options under the 2015 Equity Incentive Plan to our non-executive
employees and consultants, subject to certain volume limitations.
In fiscal 2022, Mr. Cunningham, Mr. Biehl and Mr. Porfido were awarded stock options; however, in light of his significant share ownership, Mr. Hoffman was not awarded stock options.
Benefits Plans
We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. We maintain broad-based benefits that are provided to all employees, including medical insurance, dental insurance, vision insurance, basic life and personal accident insurance, long and short-term disability insurance, medical flexible spending accounts, adoption assistance and commuter benefits. The Company obtains certain of these benefits through Insperity. All of our executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. We generally do not offer our Named Executive Officers any material compensation in the form of perquisites, but any perquisites provided to our Named Executive Officers and described in the footnotes to the Summary Compensation Table are offered to encourage the long-term retention of our executives.
Retention Agreements
On April 28, 2022, the Company entered into retention agreements with each of its executive officers, including, Richard Cunningham, Frank L. Porfido, Jonathan Eckard and James Biehl (the “
Retention Agreements
”). The Retention Agreements provide for a retention cash bonus in an amount equal to the officer’s respective bonus for the fiscal year ending March 31, 2023, to be payable within 20 days following the closing of a Change of Control (as defined in the Plan) or a Strategic Transaction (the date of closing of such transaction, the “
Closing Date
”) on or before March 31, 2023, provided that such officer remains employed as of the Closing Date and, provided, further, that if such officer is terminated without Cause or terminates the officer’s employment for Good Reason (as such terms are defined in each officer’s respective employment agreement) prior to the Closing Date, such officer will still be entitled to the retention bonus, payable within 20 days following the Closing Date.
Limits on Hedging and Pledging
As part of our insider trading policy, all employees, including executive officers, and members of our Board are prohibited from engaging in hedging transactions involving our securities, including short sales and purchases or sales of puts, calls or other derivative securities. Our insider trading policy also prohibits certain types of pledges of our securities by all employees, including executive officers, and members of our Board, specifically purchases of our securities on margin, borrowing against our securities held in a margin account or pledging our securities as collateral for a loan, with an exception for transactions with the pre-approval
of our Chief Compliance Officer.
Tax Considerations
The applicability of Section 162(m) of the Code may affect the tax deductibility of certain portions of Named Executive Officers’ compensation. Under Section 162(m) of the Code, the Tax Cuts and Jobs Act of 2017 eliminates the performance-based compensation exception such that all compensation over one million dollars paid to “covered employees” would be nondeductible. Notwithstanding the changes to the tax deductibility requirements of Section 162(m) of the Code, the Company continues to believe that a meaningful portion of our executive officers’ compensation should be tied to measures of performance of our business.
The Company does not usually consider the tax consequences to Named Executive Officers of cash compensation or of equity-based compensation, though it considers the tax treatment to the Company for non-qualified
options and the
non-qualifying
disposition of qualified options to be favorable.

Consideration of Advisory Vote on Executive Compensation
We held an advisory vote on executive compensation at the 2020 annual meeting of stockholders (otherwise known as
“Say-on-Pay”
votes) with over 90% of the votes cast voting to approve the executive compensation of the Company’s then-named executive officers. At our 2018 annual meeting of stockholders, the stockholders voted to recommend an advisory vote on the Company’s compensation once every two years and the Company has followed this recommendation. While
Say-on-Pay
votes are not binding on the Company, the Compensation Committee and Board will consider the outcome of our
Say-on-Pay
votes when making future compensation decisions for our executive officers.
Use of External Data
In consultation with Pearl Meyer, the Company has established the following nineteen companies as its peer group for fiscal year 2022. We evaluate this group in conjunction with our review of peer compensation data, which is comprised principally of oncology focused non-commercial,
biotechnology and pharmaceuticals companies with products generally in Phase II or Phase III clinical trials that Pearl Meyer has deemed to be most comparable to us in market capitalization, employee head count and research and development expense.

Actinium Pharmaceuticals, Inc.	MEI Pharma, Inc.
Calithera Biosciences, Inc.	Mustang Bio, Inc.
Cardiff Oncology, Inc.*	OncternalTherapeutics, Inc*
Checkpoint Therapeutics, Inc.	PDS Biotechnology Corporation*
Corvus Pharmaceuticals, Inc.	Pieris Pharmaceuticals, Inc.
Evelo Biosciences, Inc.	Sesen Bio, Inc.
Geron Corporation	Syndax Pharmaceuticals, Inc.
Infinity Pharmaceuticals, Inc.	Syros Pharmaceuticals, Inc.
Leap Therapeutics, Inc.

*	Indicates a new peer group company in fiscal year 2022.
We compare our executive compensation program and amounts of compensation against our peer group. We generally target total cash compensation, comprised of base salary and target annual incentive bonuses, to be competitive with the 50th percentile of the market. For fiscal year 2022, the total cash compensation for our Named Executive Officers generally fell within a competitive range of our target positioning. In addition, we generally grant stock options within a competitive range of the market. We size equity grants based on market data that expresses the awards as a percent of common shares outstanding, although in the future we may change our approach to base the size of equity grants on dollar value. This sizing approach is helpful to ensure that the dilutive effects of the grants are reasonable. In total, we believe that the compensation for our Named Executive Officers was reasonable given our corporate performance and our financial circumstances. As indicated above, our peer group is subject to change over time, and we expect that the Compensation Committee and we will continue to periodically review and update the list.
EXECUTIVE COMPENSATION
The following table sets forth, with respect to our fiscal years ended March 31, 2022 and 2021, all compensation earned by or paid to all persons who served as Chief Executive Officer of our Company at any time during such periods, and our two most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year (collectively, our “
Named Executive Officers
”).
Except as noted below, no compensation in the form of stock, options or other equity were granted or issued to any of the persons set forth in the following table during the periods indicated as compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
Richard Cunningham, Chief Executive Officer (3)	2022 2021	564,083 193,750	— 75,000	554,176 1,495,344	225,200 87,000	621 218	1,344,080 1,851,312
James Biehl, Chief Legal Officer	2022 2021	474,677 465,750	— —	554,176 362,673	152,021 171,396	9,190 8,379	1,190,064 1,008,198
Frank L. Porfido, Chief Financial Officer (5)	2022	295,720	—	803,555	94,071	23,295	1,216,641
Steve Hoffman, former Chief Executive Officer and former Chief Science Officer (4)	2022 2021	486,111 569,250	— —	— —	— 245,916	2,111,493 4,496	2,597,604 819,662

(1)
Amounts shown do not reflect compensation actually received by the Named Executive Officer. Instead, the amounts reported above in the “Option Awards” column represents the aggregate grant date fair value of option awards granted in the respective fiscal years, as determined in accordance with ASC 718. These values have been determined based on assumptions set forth in Note 12 to our consolidated financial statements included in our Annual Report on Form
10-K
for the year-ended March 31, 2022.

(2)
All Other Compensation includes health insurance premium payments for fiscal year 2022 and 2021 as compensation. For 2022, the Company made health insurance premium payments in the amount of $621 for Mr. Cunningham (Mr. Cunningham has not elected to receive health insurance through the Company and receives only the minimal benefits provided as a matter of course to all employees), $4,738 for Mr. Hoffman, $9,190 for Mr. Biehl and $10,479 for Mr. Porfido. For 2022, pursuant to his Release Agreement, Mr. Hoffman also received $2,105,366 severance, and Mr. Porfido received $12,816 for consulting services prior to hire date. Additionally, Mr. Hoffman received $1,389 for his Board service from his resignation date until the end of the fiscal year. For 2021, the Company made health insurance premium payments in the amount of $218 for Mr. Cunningham, $4,496 for Mr. Hoffman, and $8,379 for Mr. Biehl.

(3)	Mr. Cunningham was appointed as Chief Executive Officer on November 23, 2020 and received a sign-on bonus of $75,000.
(4)	Mr. Hoffman also served as the Company’s Chief Executive Officer during the periods presented until November 23, 2020.
(5)	Mr. Porfido was hired on June 14, 2021, accordingly salary and nonequity incentive plan reflect a partial year of service.
Outstanding Equity Awards as of March 31, 2022
As of March 31, 2022, the following equity awards were outstanding for the benefit of our Named Executive Officers. This table provides information about outstanding unexercised stock options held as of March 31, 2022 by each of the Named Executive Officers that remain outstanding.

Name	Option Grant Date		Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
			Exercisable (#)	Unexercisable(#)
Richard Cunningham	11/25/2020	(1)	625,000	1,375,000	1.03	11/24/2030
	6/14/2021	(1)	93,750	406,250	1.43	6/13/2031
James Biehl	03/28/2017	(3)	25,000	—	2.95	03/28/2027
	05/24/2018	(4)	75,000	—	2.90	05/24/2028
	09/13/2018	(5)	500,000	—	2.42	09/08/2028
	05/03/2019	(5)	232,100	21,100	1.56	05/02/2029
	05/07/2020	(1)	157,500	202,500	1.39	05/06/2030
	6/14/2021	(1)	93,750	406,250	1.43	6/13/2031
Frank L. Porfido	6/14/2021	(1)	135,936	589,064	1.43	6/13/2031
Steve Hoffman	05/09/2016	(2)	500,000	—	8.75	06/21/2022

(1)	The option vests quarterly over 4 years.
(2)	The option vests 1/36th of the total grant every month after the date of grant.
(3)	This option vested 3/4th during quarter ended March 31, 2017 and 1/4th during quarter ended March 31, 2018.
(4)	The option vested during quarter ended June 30, 2018.
(5)	The option vests quarterly over 3 years.

Option Exercises and Stock Vested During the Fiscal Year Ended March 31, 2022
No stock options were exercised by any Named Executive Officer during the fiscal year ended March 31, 2022. The Company has not made stock awards.
Employment Agreements
Richard Cunningham
On November 24, 2020, the Company entered into an employment agreement with its Chief Executive Officer, Richard Cunningham. Under this agreement, the chief executive officer will be entitled to an annual base salary and such target incentive award bonuses as the Company’s Board may determine, from time to time, in its sole discretion. The base salary is reviewed annually by the Company’s Compensation Committee and Board; provided that the base salary may not be decreased from its then current level due to any Board review. The employment agreement has a term of four years. If employment is terminated by the Company without Cause or by the executive for Good Reason, the executive will be entitled to receive (A)(i) base salary as in effect at the time of such termination to the extent such amount has accrued through the termination date and remains unpaid, (ii) any earned but unpaid incentive award as of the termination date, (iii) any unpaid unreimbursed expenses as of the termination date ((A)(i) through (iii) above, the “Accrued Obligations”) and (B) in return for a timely executed and delivered release, (i) an aggregate amount equal to one year of his base salary, which will be payable in the same amounts and at the same intervals as if the employment period had not ended, (ii) immediate vesting of the portion of all his time-vesting equity awards under the Company’s 2015 Equity Incentive Plan that would have vested in the 12-month period
following the termination date and (iii) if he timely elects continued coverage pursuant to COBRA, payment of his share of the premium cost at the same rate as for active employees of the Company for the 12-month period
following the termination date.
If the employment is terminated by the Company without Cause or by the executive for Good Reason, in each case, upon or within 12 months following the consummation of a Change in Control, then the executive will be entitled to (A) the Accrued Obligations; and (B) in return for a timely executed and delivered release, (i) an amount equal to one-and-a-half times
one year of base salary, which will be payable in the same amounts and at the same intervals as if the employment period had not ended, (ii) an amount equal to one-and-a-half times
his target incentive award for the year in which the termination date occurs (or if it has not yet been established, the target incentive award established for the immediately preceding year), which will be payable in the same manner and at the same time that the Company pays other Company executive incentive awards under the Cash Incentive Plan after the termination date, (iii) immediate vesting of all his time-based equity awards under the 2015 Equity Incentive Plan and (iii) if he timely elects continued coverage pursuant to COBRA, payment of his share of the premium cost at the same rate as for active employees of the Company for the 18-month period
following the termination date.

If the employment is terminated for “Cause,” or in the case of the executive’s death or disability, the executive will only be entitled to his base salary through the termination date, plus any accrued and unpaid incentive award as of the termination date. For purposes of these employment agreements, “Cause” means any one of the following: the executive’s: (i) breach of the employment agreement, (ii) conviction of, guilty plea to, or confession of guilt of, a felony, (iii) materially fraudulent, dishonest or illegal conduct in the performance of services for or on behalf of the Company or any of its affiliates, (iv) any repeated conduct by the executive in material violation of Company written policy (v) any conduct that is materially detrimental to the reputation of the Company or any of its affiliates, (vi) misappropriation of funds of the Company or any of its affiliates, (vii) gross negligence or willful misconduct or willful failure to comply with written directions of the Board which directions are within the scope of executive’s duties, or (viii) engaging in discrimination, sexual or other harassment, retaliation, or any conduct involving an act of moral turpitude. “Good Reason” means a material diminution in the executive’s authority, title, duties or responsibilities, the failure of the Company to make all payments due to the executive under the applicable agreement or otherwise, or the relocation of the executive’s primary office to a location more than 50 miles from the company office.
James Biehl
On September 10, 2018, the Company entered into an employment agreement with its Chief Legal Officer, James Biehl. Under this agreement, the chief legal officer will be entitled to an annual base salary and such performance bonuses as the Company’s Board may determine, from time to time, in its sole discretion. The base salary is reviewed annually by the Company’s Compensation Committee and Board; provided that the base salary may not be decreased from its then current level due to any Board review. The employment agreement has a term of two and a half years, provided, however, that, commencing on the six month anniversary of the date of the agreement and on each subsequent six month anniversary thereafter, the term will automatically be extended by six months, such that, at any time during the term of the agreement, the remaining employment term will never be less than two years and one day. If employment is terminated by the Company without Cause or by the executive for Good Reason, the executive will be entitled to receive (A)(i) base salary as in effect at the time of such termination to the extent such amount has accrued through the termination date and remains unpaid, (ii) any fully earned and declared but unpaid performance bonus as of the termination date and (iii) any unpaid unreimbursed expenses as of the termination date ((A)(i) through (iii) above, the “Accrued Obligations”) and (B) in return for a timely executed and delivered release, (i) an aggregate amount equal to the sum of his base salary that he would have received from the termination date through the agreement expiration date, which will be payable in the same amounts and at the same intervals as if the employment period had not ended, (ii) immediate vesting of the portion of all his time-vesting equity awards under the Company’s 2015 Equity Incentive Plan (unless the board determines the executive was negligent in the performance of his duties) and (iii) if he timely elects continued coverage pursuant to COBRA, payment of his share of the premium cost at the same rate as for active employees of the Company for the 12-month period
following the termination date.
If the employment is terminated for “Cause,” or in the case of the executive’s death or disability, the executive will only be entitled to the Accrued Obligations. For purposes of these employment agreements, “Cause” means any one of the following: the executive’s: (i) material breach of the employment agreement, (ii) conviction of, guilty plea to, or confession of guilt of, a felony involving the Company, (iii) materially fraudulent, dishonest or illegal conduct in the performance of services for or on behalf of the Company or any of its affiliates, (iv) any repeated conduct by the executive in material violation of Company written policy (v) any conduct that is materially detrimental to the reputation of the Company or any of its affiliates, (vi) misappropriation of funds of the Company or any of its affiliates, (vii) gross negligence or willful misconduct or willful failure to comply with written directions of the Board which directions are within the scope of executive’s duties, or (viii) conduct involving an act of moral turpitude. “Good Reason” means a material diminution in the executive’s authority, title, duties or responsibilities, the failure of the Company to make all payments due to the executive under the applicable agreement or otherwise, or the relocation of the executive’s primary office to a location more than 25 miles from the company office.

Frank Porfido
On May 11, 2021, the Company entered into an employment agreement with its Chief Financial Officer, Frank Porfido. Under this agreement, the chief financial officer will be entitled to an annual base salary and is also eligible to earn an annual target incentive award under the Company’s Cash Incentive Plan, determined by the Board’s Compensation Committee. If employment is terminated by the Company without Cause or by the executive for Good Reason, the executive will be entitled to receive (A)(1) his base salary as in effect at the time of such termination to the extent such amount has accrued through the termination date and remains unpaid, (ii) any fully earned and declared but unpaid target incentive award as of the termination date, and (iii) any unpaid unreimbursed expenses as of the termination date (collectively, (A)(i) – (iii), the “Accrued Obligations”); and (B) in return for a timely executed and delivered release, (i) an amount equal to three fourths of his annual base salary, which will be payable at the same intervals as if the employment period had not ended, and (ii) if he timely elects continued coverage pursuant to COBRA, payment of his share of the premium cost for the
9-month
period following the termination date (the “COBRA Payments”). Should Mr. Porfido be terminated upon or within 12 months of a “Change in Control,” Mr. Porfido would be entitled to the (i) Accrued Obligations, and (ii) in return for a timely executed and delivered release, (a) an amount equal to one year of his base salary, which will be payable in the same amounts and at the same intervals as if the employment period had not ended, (b) an amount equal to one times the target incentive award for the applicable fiscal year, (c) immediate vesting of the portion of all his time-based equity awards under the Company’s 2015 Equity Incentive Plan, and (d) if he timely elects continued coverage, COBRA Payments for a twelve-month period.
If the employment is terminated for “Cause,” or in the case of the executive’s death or disability, the executive will only be entitled to the Accrued Obligations. “Cause” means any one of the following: the executive’s: (i) material breach of the employment agreement, (ii) conviction of, guilty plea to, or confession of guilt of, a felony involving the Company, (iii) materially fraudulent, dishonest or illegal conduct in the performance of services for or on behalf of the Company or any of its affiliates, (iv) any repeated conduct by the executive in material violation of Company written policy (v) any conduct that is materially detrimental to the reputation of the Company or any of its affiliates, (vi) misappropriation of funds of the Company or any of its affiliates, (vii) gross negligence or willful misconduct or willful failure to comply with written directions of the Board which directions are within the scope of executive’s duties, or (viii) engagement in discrimination, sexual or other harassment, retaliation, or any conduct involving an act of moral turpitude. “Good Reason” means a material diminution in the executive’s authority, title, duties or responsibilities, the failure of the Company to make all payments due to the executive under the applicable agreement or otherwise, or the relocation of the executive’s primary office to a location more than 50 miles from the company office.
Change in Control
For purposes of Messrs. Cunningham’s and Porfido’s employment agreements, a “Change in Control” is deemed to occur when and only when any of the following events first occurs: (A) any person becomes the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding voting securities; (B) members of the Incumbent Board (as defined in the Company’s 2015 Equity Incentive Plan) cease to constitute a majority of the Board without the approval of the remaining members of the Incumbent Board; or (C) any merger (other than a merger where the Company is the survivor and there is no accompanying Change in Control under clauses (A) or (B), consolidation, liquidation or dissolution of the Company, or the sale of all or substantially all of the assets of the Company. Notwithstanding the foregoing, a Change in Control is not deemed to have occurred pursuant to clause (A) solely because 50% or more of the combined voting power of the Company’s outstanding securities is acquired by one or more employee benefit plans maintained by the Company or by any other employer, the majority interest in which is held, directly or indirectly, by the Company.
Hoffman Release Agreement
In connection with Mr. Hoffman stepping down as Chief Executive Officer and continuing as Chief Science Officer, his employment agreement was amended and restated on November 24, 2020. Under this amended and restated agreement, he was entitled to an annual base salary of $500,000 in fiscal year 2022, $450,000 in fiscal year 2023 and thereafter as the Company’s Board may determine, from time to time, in its sole discretion. Mr. Hoffman was also entitled to a target incentive award of 50% of base salary for fiscal year 2022, 40% of base salary for fiscal year 2023, and thereafter in such amounts as the Company’s Board may determine, from time to time, in its sole discretion, provided such target incentive award could never be below 40% of Mr. Hoffman’s then-current base salary. The employment agreement had a term of five years; provided, however, that, commencing on the first anniversary of the date of the agreement and on each anniversary thereafter, the term was automatically extended by one year, such that, at any time during the term of the agreement, the remaining employment term would never be less than four years and one day. If employment is terminated by the Company without Cause or by the executive for Good Reason, Mr. Hoffman would be entitled to receive (i) base salary as in effect at the time of such termination to the extent such amount has accrued through the termination date and remains unpaid, (ii) any earned but unpaid incentive award as of the termination date, (iii) in return for a timely executed and delivered release, an aggregate amount equal to the sum of base salary the executive would have received from the date of such termination through the then applicable expiration date, which will be payable in the same amounts and at the same intervals as if the employment period had not ended, and (iv) any unpaid expenses as of the termination date.
The Company and Mr. Hoffman entered into a Release Agreement, dated March 24, 2022, pursuant to which Mr. Hoffman resigned and received the severance that would have been payable under his employment agreement for a termination by the Company without Cause or by him for Good Reason, but such amount was paid in a lump sum payment following the expiration (without revocation) of a required
7-day
revocation period under New Jersey law. As is customary, the agreement also placed confidentiality obligations on Mr. Hoffman and included mutual non-disparagement
obligations and a mutual release.
DIRECTOR COMPENSATION
The Company has adopted a director compensation policy for
non-employee
directors. Under the current compensation policy, each of our non-employee
directors is entitled to receive annual cash compensation in the amount of $50,000, to be paid on a quarterly basis, as well as stock option awards as follows:

•
Upon an initial election of a director to the Board, each new director will receive a grant of options to purchase 176,000 shares of our Common Stock under our 2016 Stock Option Plan for
Non-Employee
Directors, as amended and restated August 24, 2021 (the “
2016 Plan
”), which shares will vest in equal quarterly increments over a three-year period from the date of grant rather than over a one-year
period; and

•	An annual grant of options to purchase 88,000 shares of Common Stock under the 2016 Plan. The award vests in equal quarterly increments over a one-year period from the date of grant.
From time to time, our
non-employee
directors have in the past deferred and may in the future defer the right to receive cash payable pursuant to our non-employee
director compensation policy to conserve cash resources. In the future, they may elect to receive the cash award in the form of stock options also to conserve cash reserves.
Directors serving on a committee are also entitled to additional cash compensation as follows:

Committee	Annual Cash Retainer
Audit	Chair: $15,000 Member: $7,500
Compensation	Chair: $12,500 Member: $6,250
Nominating and Corporate Governance	Chair: $8,250 Member: $4,125
Strategic Planning	Chair: $8,250 Member: $4,125
The independent chairman of the Board also receives an additional annual cash retainer of $25,000.
Director Compensation Table
The table below includes information about the compensation paid to non-employee
directors with respect to the fiscal year ending March 31, 2022. Mr. Cunningham. the Company employee on the Board, did not receive any compensation for Board service. As noted in the Summary Compensation Table, above, Mr. Hoffman received $1,389 for his Board service from his resignation date until the end of the fiscal year. Beginning in fiscal year 2023, as a non-employee
director, Mr. Hoffman will receive cash compensation for Board service in the same amounts as other non-employee
directors.

Name (1)	Fees Paid or Earned in Cash ($)	Option Awards (2) ($)	All Other Compensation ($)	Total Compensation ($)
Christine Baker	1,250	57,831	—	59,081
David Carberry	75,375	72,866	—	148,241
Donald W. DeGolyer	74,125	72,866	—	146,991
Douglas A. Michels	93,469	72,866	—	166,335
Dr. Gerald Sokol	50,000	72,866	—	122,866
Timothy C. Tyson	65,865	72,866	—	138,731

(1)	The table immediately below indicates each director’s outstanding option awards as of the fiscal year end.
(2)
This column lists the aggregate grant date fair value of options awarded to directors pursuant to the 2016 Plan, computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718. These values have been determined based on assumptions set forth in Note 12 to our consolidated financial statements included in our Annual Report on Form
10-K
for the year-ended March 31, 2022.

Outstanding Equity Awards for
Non-Employee
Directors as of March 31, 2022
The following table sets forth information regarding unexercised stock options for each Director outstanding as of March 31, 2022. We have not awarded stock grants or other equity incentive awards and as such have not made any disclosures regarding such awards.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Christine Baker	—	212,888	0.35	03/22/2032
David Carberry	25,000	—	2.95	03/28/2027
	75,000	—	2.90	05/24/2028
	50,000	—	2.33	08/26/2028
	50,000	—	1.18	08/22/2029
	65,000	—	1.22	08/19/2030
	44,000	44,000	1.10	08/23/2031
Donald W. DeGolyer	100,000	—	2.90	05/24/2028
	50,000	—	2.33	08/26/2028
	50,000	—	1.18	08/22/2029
	65,000	—	1.22	08/19/2030
	44,000	44,000	1.10	08/23/2031
Douglas A. Michels	145,833	—	2.71	10/01/2028
	50,000	—	1.18	08/22/2029
	65,000	—	1.22	08/19/2030
	44,000	44,000	1.10	08/23/2031
Dr. Gerald Sokol	25,000	—	8.75	05/09/2026
	75,000	—	2.90	05/24/2028
	50,000	—	2.33	08/26/2028
	50,000	—	1.18	08/22/2029
	65,000	—	1.22	08/19/2030
	44,000	44,000	1.10	08/23/2031
Timothy C. Tyson	50,958	—	4.10	11/21/2022
	25,000	—	8.75	05/09/2026
	75,000	—	2.90	05/24/2028
	50,000	—	2.33	08/26/2028
	50,000	—	1.18	08/22/2029
	65,000	—	1.22	08/19/2030
	44,000	44,000	1.10	08/23/2031

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect as of March 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by stockholders prior to March 31, 2022	14,504,271	(1)	$2.36	10,634,308
Equity compensation plans not approved by stockholders prior to March 31, 2022	29,767	(2)	$5.00	—

Total Equity	14,534,038		$2.92	10,634,308

(1)
14,504,271 shares of our Common Stock are issuable under option awards made prior to March 31, 2022 under our 2015 Equity Incentive Plan and our 2016 Plan, each approved by stockholders; these option awards carry a weighted average exercise price of $2.36 per share. For a description of the terms of the 2015 Equity Incentive Plan and 2016 Plan, please see Note 12 to the consolidated financial statements presented in our 2021 Annual Report.

(2)
29,767 shares of our Common Stock are issuable upon the exercise of certain warrants to purchase common stock as of March 31, 2022 at a weighted average exercise price $5.00 per share. Each of these warrants may be exercised until December 18, 2025 (the tenth anniversary of the issuance). The warrants described in this footnote are limited to warrants issued in return for goods or services provided and do not include warrants issued in connection with capital raising transactions, consistent with applicable SEC disclosure obligations.

(3)	10,634,308 shares of our Common Stock are issuable under awards eligible to be made (and not outstanding) as of March 31, 2022 under our 2015 Equity Incentive Plan and 2016 Plan.

Security Ownership of Certain Beneficial Owners and Management
As of July 1, 2022, the Company had 172,206,894 shares of Common Stock outstanding. The following tables set forth certain information regarding the ownership of shares of TYME’s Common Stock as of the close of business on that date, by:

•	each person known by TYME to beneficially own more than 5% of the outstanding shares of each class of our stock;

•	each of our directors;

•	each of our Named Executive Officers (as defined under “Executive Compensation” below) who currently serve in such roles; and

•	all of our directors and executive officers as a group.
Beneficial ownership data below includes stock options and warrants that are exercisable within sixty days after July 1, 2022 (“
Currently Exercisable
”).
The following table sets forth certain information regarding the beneficial ownership of the Common Stock for each director and Named Executive Officer for fiscal year 2022 and all directors and executive officers of the Company as a group. The number of shares beneficially owned is as of July 1, 2022.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Common Stock Owned	Options Exercisable Within 60 Days of Record Date	Percentage
Named Executive Officers and Directors (1)
Christine Baker	—	51,555	0.0%
James Biehl (2)	105,150	2,190,837	1.3%
David Carberry	100,000	353,000	0.3%
Richard Cunningham	—	1,082,875	0.6%
Donald W. DeGolyer	—	353,000	0.2%
Steve Hoffman (3)	20,022,566	—	11.6%
Douglas A. Michels (4)	110,000	348,833	0.3%
Frank L. Porfido (5)	10,000	206,048	0.1%
Dr. Gerald Sokol	5,865	353,000	0.2%
Timothy C. Tyson (6)	5,865	403,958	0.2%
All directors and executive officers as a group (twelve persons) (7)	20,379,446	6,972,843	15.3%

(1)	The address of each of the beneficial owners identified herein is 1 Pluckemin Way, Suite 103, Bedminster, NJ 07921.
(2)
Includes 150 shares held indirectly by Mr. Biehl’s spouse. Mr. Biehl also owns Currently Exercisable options to purchase 490,000 shares from each of Mr. Hoffman and Mr. Demurjian with an expiration date of March 2027. See footnote 3 hereto.

(3)
Includes shares of Common Stock for which this holder possesses sole voting power, but which are subject to a Currently Exercisable

(non-Company)

option through which a fellow executive officer, Mr. Biehl, may acquire 490,000 shares from Mr. Hoffman with an expiration date of March 2027. See footnote 2 hereto. The Company and Mr. Hoffman also entered into a Voting Agreement dated March 24, 2022, pursuant to which Mr. Hoffman agreed to vote all shares of TYME common stock beneficially owned by him in accordance with the Board’s recommendation with respect to any matter presented to the stockholders for a period of one year from the date of the agreement.

(4)	Mr. Michels holds his Common Stock in a joint account with his spouse and, accordingly, shares voting and investment power over such shares.
(5)	Frank Porfido joined the Company as Chief Financial Officer on June 14, 2021.

(6)	Mr. Tyson’s spouse, as co-trustee of the Tyson Revocable Trust, shares voting and investment power over 5,865 shares of Common Stock held in a trust account.
(7)
Shares owned by Mr. Hoffman subject to the option described in footnotes 2 and 3 are counted once as currently owned shares, and not double-counted as Currently Exercisable options for purposes of this calculation. As described in footnote 2, Mr. Biehl has another option through which he may acquire 490,000 shares from a non-affiliate
TYME stockholder with an expiration date of March 2027, which shares are included as Currently Exercisable options for purposes of this calculation.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of July 1, 2022 for each person known to the Company who beneficially owns more than five percent of the Company’s outstanding Common Stock, the name and address of such beneficial owner and the percentage such shares comprise of the outstanding Common Stock, other than Mr. Hoffman, who is discussed in table directly above.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Common Stock Owned	Options Exercisable Within 60 Days of Record Date	Percentage
Michael Demurjian (1) 157 Broad Street, Suite 304 Red Bank, NJ 07701	23,048,846	472,222	13.6%
Eagle Pharmaceuticals, Inc. (2) 50 Tice Boulevard, Suite 315 Woodcliff Lake, NJ 07677	10,000,000	—	5.8%
Tyme Technologies, Inc. (3) 1 Pluckemin Way, Suite 103 Bedminster, NJ 07921	43,071,412	472,222	25.2%

(1)
Based on a Schedule 13G/A filed with the SEC on February 14, 2020 by Michael Demurjian, reflecting holdings as of January 7, 2020, Mr. Demurjian’s Form 4 filed on June 28, 2021, as well as the Company’s records subsequent those dates. Mr. Demurjian’s ownership includes 490,000 shares of Common Stock for which this holder possesses sole voting power, but which are subject to a currently exercisable

(non-Company)

option through which Mr. Biehl may acquire such shares. As noted in footnote 7 to the table directly above, these shares are also reflected as Currently Exercisable options for purposes of the calculation of beneficial ownership of the Company’s directors and officers as a group. Additionally, on April 18, 2022, the Company and Michael Demurjian entered into a Voting Agreement, pursuant to which Mr. Demurjian agreed to vote all shares of TYME common stock beneficially owned by him in accordance with the board of directors of the Company’s recommendation with respect to any matter presented to the Company’s stockholders for a period of two years from the date of the agreement.

(2)
Based on a Schedule 13G filed with the SEC on January 17, 2020, by Eagle Pharmaceuticals, Inc. (“
Eagle
”) reflecting holdings as of January 7, 2020. The Company issued and sold these shares to Eagle pursuant to a Securities Purchase Agreement, dated January 7, 2020. On July 3, 2022, Eagle entered into a Support Agreement with Syros and TYME, in which it agreed, to, among other things, vote all of its shares in TYME that it owns as of the record date for the applicable stockholder meeting (i) in favor of the adoption of the proposals required for the Merger, (ii) against any competing acquisition proposal, and (iii) against any proposal, action or agreement that would reasonably be expected to impede, interfere with, delay or postpone, prevent or otherwise impair the Merger or the other transactions contemplated by the Merger Agreement.

(3)
Consists of (i) 20,022,566 shares of common stock owned by Steve Hoffman and (ii) 23,048,846 shares of common stock and options to acquire 472,222 shares of common stock owned by Michael Demurjian. Each of Mr. Hoffman and Mr. Demurjian has entered into separate voting agreements with TYME pursuant to which he has agreed to vote all shares of TYME common stock beneficially owned by him in accordance with TYME’s board of directors’ recommendation with respect to any matter presented to TYME’s stockholders. As a result of such voting agreement, TYME may be deemed to have beneficial ownership of these shares. TYME has no investment discretion over the shares beneficially owned by Mr. Hoffman or Mr. Demurjian and disclaims beneficial ownership of these shares.

On July 3, 2022, TYME entered into an Agreement and Plan of Merger (the “
Merger Agreement
”) with Syros Pharmaceuticals, Inc. (“
Syros
”) and Tack Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Syros (“
Merger Sub
”). Each of the board of directors of TYME and the board of directors of Syros have approved the Merger Agreement. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into TYME (the “
Merger
”), with TYME continuing as the surviving entity and a wholly owned subsidiary of Syros. At the effective time of the Merger (the “
Effective Time
”), each share of common stock of Tyme, par value $0.0001 per share (the “
Tyme Common Stock
”), issued and outstanding immediately prior to the Effective Time will be converted into the right to receive a number of shares of fully paid and non-assessable

shares of common stock of Syros, par value $0.001 per share (the “
Syros Common Stock
”) equal to the Exchange Ratio (as defined in the Merger Agreement). The completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including the adoption of the Merger Agreement by holders of a majority of the outstanding shares of Tyme Common Stock
.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
The Board has reviewed the independence of the directors under the applicable Nasdaq standards. Based upon this review, the Board has determined that Ms. Baker, Dr. Sokol and Messrs. Carberry, DeGolyer, Michels and Tyson meet the Nasdaq definition of independent and that each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meets the heightened independence standards under Nasdaq and SEC rules.
After review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and its independent registered public accounting firm, the Board has affirmatively determined that all of our directors are independent directors within the meaning of the applicable Nasdaq listing standards, as currently in effect, excluding Messrs. Hoffman and Cunningham. Mr. Cunningham serves as the Chief Executive Officer of TYME and Mr. Hoffman was an executive officer until March 21, 2022 and remains a significant stockholder.
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and officers. These indemnification agreements may require us, among other things, to indemnify our directors and officers for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of his or her service as one of our directors or officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request.
Policies and Procedures for Related Person Transactions
Although the Company does not have a formal, written related person transaction policy, pursuant to its charter, our Audit Committee is responsible for reviewing and approving, as appropriate, all transactions with related persons. In reviewing and approving any such transactions, our Audit Committee considers all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.
Certain Relationships and Related Transactions
As a smaller reporting company, SEC rules require us to disclose any transaction for the last two completed fiscal years or any currently proposed transaction in which our Company is a participant and in which any related person has or will have a direct or indirect material interest involving an amount in excess of $120,000 or one percent of the average of the TYME’s total assets at year end for the last two fiscal years. A related person is any executive officer, director, nominee for director or holder of 5% or more of the Company’s Common Stock or an immediate family member of any of those persons.
In accordance with such SEC rules, in addition to other disclosures contained elsewhere in this report, we note the following related party transactions that occurred during such period:
The Company was provided legal service by Faegre Drinker Biddle & Reath LLP (“
Faegre Drinker
”), which, prior to February 1, 2020, was Drinker Biddle & Reath LLP (“
DBR
”). James Biehl, our Chief Legal Officer, held the consulting role “Senior Counsel” with Faegre Drinker until December 31, 2021. During the year ending March 31, 2022, the Company incurred approximately $0.5 million in legal charges payable to Faegre Drinker, and the Company had approximately $153,000 and $289,000 in accounts payable and accrued expenses payable to Faegre Drinker at March 31, 2022 and June 30, 2022, respectively. During the year ending March 31, 2021, the Company incurred approximately $0.6 million in legal charges payable to Faegre Drinker, and the Company had approximately $87,000 and $101,000 in accounts payable and accrued expenses payable to Faegre Drinker at March 31, 2021 and June 30, 2021, respectively.

As noted above in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Michael Demurjian, who beneficially owns more than five percent of the Company’s voting securities, resigned as an executive officer and director of the Company effective March 15, 2019. In connection with his resignation, he entered into a Release Agreement, dated March 15, 2019 (the “
Release Agreement
”), pursuant to which he is entitled to certain severance payments subject to his compliance with obligations and restrictions under the agreement. Mr. Demurjian is entitled to continued payment of his current base salary through March 5, 2024 pursuant to the terms of his employment agreement with the Company, dated March 5, 2015. Additionally, his vested stock options will remain exercisable until March 5, 2024, and he has forfeited all unvested stock options. Mr. Demurjian has also agreed, among other things, not to compete with the Company and not to solicit the Company’s employees, officers, managers or full-time consultants until March 5, 2024. The Release Agreement also places confidentiality and non-disparagement
obligations upon Mr. Demurjian and includes a release of all claims against the Company. The Company likewise has a non-disparagement
obligation, ending on March 5, 2024. The Company paid Mr. Demurjian $450,000 of his severance during the 2022 fiscal year and paid $450,000 of his severance during the 2021 fiscal year. Additionally, on April 18, 2022, the Company and Michael Demurjian entered into a Voting Agreement, pursuant to which Mr. Demurjian agreed to vote all shares of TYME common stock beneficially owned by him in accordance with the board of directors of the Company’s recommendation with respect to any matter presented to the Company’s stockholders for a period of two years from the date of the agreement.
In connection with entering into the Release Agreement with Mr. Hoffman discussed above under “Executive Compensation”, on the same date, the Company and Mr. Hoffman also entered into a Voting Agreement, pursuant to which Mr. Hoffman agreed to vote all shares of TYME common stock beneficially owned by him in accordance with the Board’s recommendation with respect to any matter presented to the stockholders for a period of one year from the date of the agreement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees for professional audit services and other services provided to TYME by Grant Thornton for the fiscal years ended March 31, 2022 and 2021.

	Fiscal 2022	Fiscal 2021
Audit Fees (1)	$323,300	$368,370
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$323,300	$368,370

(1)
Represents the aggregate fees billed for professional services rendered for the audit and/or reviews of our financial statements as well as for the review of registration statements filed under the Securities Act of 1933, as amended, including comfort letters and consents for securities offerings and filings made with the SEC.

Our Audit Committee currently has not established formal
pre-approval
policies or procedures but all fees described above were approved by the Audit Committee of our Board.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	No financial statements or schedules are filed with this report on Form 10-K/A.

(b)	EXHIBITS
See Exhibit Index.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Tyme Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on September 19, 2014.)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tyme Technologies, Inc., effective April 2, 2018 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on April 2, 2018.)

3.3	Certificate of Designation of Series A Convertible Preferred Stock, dated January 7, 2020. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on January 8, 2020.)

3.4	Amended and Restated By-Laws of Tyme Technologies, Inc., effective April 25, 2022. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on April 29, 2022.)

4.1	Form of Warrant Certificate, dated as of February 2, 2016. (Incorporated by reference to Exhibit A to the Form of Securities Purchase Agreement, dated as of February 2, 2016, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 8, 2016.)

4.2	Form of Warrant Certificate, dated as of December 18, 2015, between Tyme Technologies, Inc. and the purchaser parties thereto. (Incorporated by reference to Exhibit A to the Form of Securities Purchase Agreement, dated as of December 18, 2015, filed as Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on December 30, 2015.)

4.3	Registration Rights Agreement, dated January 7, 2020, between the Company and Eagle. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on January 8, 2020.)

4.4	Form of New Warrant, dated May 20, 2020. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)

4.5	Description of Common Stock, dated as of June 12, 2019. (Incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K, filed with the SEC on June 12, 2019.)

10.1	License Agreement, dated as of July 9, 2014, between Steven Hoffman and Tyme Inc. (Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K, filed with the SEC on March 11, 2015.)

10.2	Open Market Sale Agreement, dated as of October 18, 2019, by and between Tyme Technologies, Inc. and Jefferies LLC. (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on October 18, 2019.)

10.3	Amendment No. 1, dated August 12, 2020, to the Open Market Sale Agreement, dated as of October 18, 2019, by and between Tyme Technologies, Inc. and Jefferies LLC. (Incorporated by reference to Exhibit 1.2 to our Current Report on Form 8-K, filed with the SEC on August 12, 2020.)

Exhibit Number	Description

10.4†	2015 Equity Incentive Plan of Tyme Technologies, Inc. (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed with the SEC on March 11, 2015.)

10.5†	Amendment No. 1 to the Tyme Technologies, Inc. 2015 Incentive Plan, effective May 6, 2016. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2016.)

10.6†	Amendment No. 2 to the Tyme Technologies, Inc. 2015 Incentive Plan, effective February 5, 2018. (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on April 2, 2018.)

10.7†	Form of Nonqualified Stock Option Agreement under the Tyme Technologies, Inc. 2015 Equity Incentive Plan. (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed with the SEC on April 2, 2018.)

10.8†	Form of Amendment to Nonqualified Stock Option Agreement under the Tyme Technologies, Inc. 2015 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed with the SEC on July 31, 2018.)

10.9†	Form of Stock Option Agreement under the Tyme Technologies, Inc. 2015 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed with the SEC on July 31, 2018.)

10.10†	Amended and Restated 2016 Stock Option Plan for Non-Employee Directors, effective August 24, 2021. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 26, 2021.)

10.11†	Form of Contingent Nonqualified Stock Option Agreement under the Tyme Technologies, Inc. 2016 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed with the SEC on May 29, 2018.)

10.12†	Form of Nonqualified Stock Option Agreement under the Tyme Technologies, Inc. 2016 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K, filed with the SEC on June 12, 2019.)

10.13†	Form of Nonqualified Stock Option Agreement, adopted on April 22, 2022, under the Tyme Technologies, Inc. 2015 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on April 29, 2022.)

10.14†	Employment Agreement, dated as of March 5, 2015, between Tyme Technologies, Inc. and Michael Demurjian. (Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K, filed with the SEC on March 11, 2015.)

10.15†	Release Agreement, dated as of March 15, 2019, between Tyme Technologies, Inc. and Michael Demurjian. (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K, filed with the SEC on June 12, 2019.)

10.16†	Letter Agreement, dated as of September 10, 2018, between Tyme Technologies, Inc. and James Biehl, (Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K, filed with the SEC on June 12, 2019.)

Exhibit Number	Description

10.17†	Letter Agreement, dated November 24, 2020, by and between Richard Cunningham and Tyme Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on February 3, 2021.)****

10.18†	Letter Agreement, dated November 24, 2020, by and between Steve Hoffman and Tyme Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on February 3, 2021.)****

10.19†	Release Agreement, effective March 24, 2022, by and between Steve Hoffman and Tyme Technologies, Inc. (previously filed with the Annual Report on form 10-K filed with the SEC on May 25, 2022).

10.20	Voting Agreement, effective March 24, 2022, by and between Steve Hoffman and Tyme Technologies, Inc. (previously filed with the Annual Report on form 10-K filed with the SEC on May 25, 2022).

10.21†	Separation and General Release Agreement, effective March 31, 2021, by and between Giuseppe Del Priore and Tyme Technologies, Inc. (incorporated by reference to Exhibit 10.18 to our Current Report on Form 10-K filed with the SEC on June 10, 2021.)

10.22	Voting Agreement, effective April 18, 2022, by and between Michael Demurjian and Tyme Technologies, Inc. (previously filed with the Annual Report on form 10-K filed with the SEC on May 25, 2022).****

10.23†	Amendment to Release Agreement, effective April 18, 2022, by and between Michael Demurjian and Tyme Technologies, Inc. (previously filed with the Annual Report on form 10-K filed with the SEC on May 25, 2022).

10.24†	Amended Letter Agreement, dated July 30, 2018, by and between Jonathan Eckard and Tyme Technologies, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on July 31, 2018.)

10.25†	Letter Agreement, dated May 11, 2021, by and between Frank Porfido and Tyme Technologies, Inc. (previously filed with the Annual Report on form 10-K filed with the SEC on May 25, 2022).****

10.26†	Form of Retention Agreement between Tyme Technologies, Inc. and certain executive officers (including James Biehl, Richard Cunningham, Jonathan Eckard, Barbara Galaini and Frank Porfido) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 29, 2022.)

10.27†	Form of Indemnification Agreement between Tyme Technologies, Inc. and its individual directors and officers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 29, 2022.)

10.28†	Securities Purchase Agreement, dated January 7, 2020, between the Company and Eagle Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 8, 2020.)***

10.29†	Co-Promotion Agreement with Eagle Pharmaceuticals, Inc., dated January 7, 2020. (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed with the SEC on May 22, 2020.)

10.30	Form of Share Exchange Agreement, dated May 20, 2020. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)

10.31	Form of Warrant Exchange Agreement, dated May 20, 2020. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)

Exhibit Number	Description

10.32	Form of Share Leak-Out Agreement, dated May 20, 2020. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)

10.33	Form of Warrant Leak-Out Agreement, dated May 20, 2020. (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020.)

10.34	Form of Securities Purchase Agreement, dated February 4, 2021. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 5, 2021.)

21.1	List of Subsidiaries (previously filed with the Annual Report on form 10-K filed with the SEC on May 25, 2022).

23.1	Consent of Independent Registered Public Accounting Firm. (previously filed with the Annual Report on form 10-K filed with the SEC on May 25, 2022).

24.1	Power of Attorney (Included in Signature Page of Form 10-K) (previously filed with the Annual Report on form 10-K filed with the SEC on May 25, 2022).

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer (previously filed with the Annual Report on form 10-K filed with the SEC on May 25, 2022).

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Principal Financial Officer (previously filed with the Annual Report on form 10-K filed with the SEC on May 25, 2022).

31.3*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.4*	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.

32.1	Rule 1350 Certifications (previously filed with the Annual Report on form 10-K filed with the SEC on May 25, 2022).

101.INS *	Inline XBRL Instance Document .

101.SCH*	Inline XBRL Schema Document .

101.CAL*	Inline XBRL Calculation Linkbase Document .

101.DEF*	Inline XBRL Definition Linkbase Document .

101.LAB*	Inline XBRL Label Linkbase Document .

101.PRE*	Inline XBRL Presentation Linkbase Document .

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101.INS)

†	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith
***	Certain exhibits have been omitted and the Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits upon request.
****	The personal addresses of the counterparties has been redacted from each of these exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: July 15, 2022

TYME TECHNOLOGIES, INC.

By:	/s/ Richard Cunningham
Richard Cunningham
Chief Executive Officer
(Principal Executive Officer)