Form 10-Q
period 2022-06-30
TYME TECHNOLOGIES, INC.
filed 2022-08-09
CIK 1537917

Tha

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2022

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

The number of shares outstanding of the registrant’s common stock on August 4, 2022 was 172,206,894.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. Such forward-looking statements within this report include, without limitation, statements regarding the Company’s potential merger transaction with Syros Pharmaceuticals, Inc. (“Syros”), regarding the Company’s exploration of strategic options, and regarding our drug candidates and technologies (including SM-88 and TYME- 18) and their clinical potential and non-toxic safety profiles, our drug development plans and strategies, ongoing and planned preclinical or clinical trials, preliminary data results and the therapeutic design and mechanisms of our drug candidates. The words “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “anticipates,” and similar expressions (including their use in the negative) are intended to identify forward-looking statements. Forward-looking statements can also be identified by discussions of future matters such as: the effect of the COVID-19 pandemic and the associated impact on the national and global economy as well as impacts on the Company's ongoing clinical trials and ability to analyze data from those trials; the cost of development and potential commercialization of our lead drug candidate and of other new product candidates; expected releases of interim or final data from our clinical trials; possible collaborations; and the timing, scope, status, objectives of our ongoing and planned trials; the success of management transitions and strategic initiatives; and other statements that are not historical. The forward-looking statements contained in this report are based on management’s current expectations and projections which are subject to uncertainty, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any historical results and future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include but are not limited to: the risk that the conditions to the closing of the proposed transaction with Syros are not satisfied, including the failure to obtain stockholder approval for the transactions or to complete the Syros financing in a timely manner or at all; uncertainties as to the timing of the consummation of the transactions and the ability of each of Syros and the Company to consummate the transaction; risks related to the Company’s continued listing on the Nasdaq Capital Market until closing of the proposed transactions; risks related to Syros’ and the Company’s ability to correctly estimate their respective operating expenses and expenses associated with the transactions, as well as uncertainties regarding the impact any delay in the closing would have on the anticipated cash resources of the combined company upon closing and other events and unanticipated spending and costs that could reduce the combined company’s cash resources; unexpected costs, charges or expenses resulting from the transaction; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the transaction; the outcomes of any litigation, regulatory proceedings, inquiries, books and records demands or investigations to which the Company may be subject; the severity, duration, and economic impact of the COVID-19 pandemic; our ability to achieve the intended benefits of our strategic initiatives; that certain information is of a preliminary nature and may be subject to change; uncertainties inherent in the cost and outcomes of research and development, including the cost and availability of acceptable-quality clinical supply, and in the ability to achieve adequate start and completion dates, as well as uncertainties in clinical trial design and patient enrollment, dropout or discontinuation rates; the possibility of unfavorable study results, including unfavorable new clinical data, additional analyses of existing data and results that may lead to a discontinuation of trials; risks associated with early, initial data, including the risk that the final data from any clinical trials may differ from prior or preliminary study data or analyses and may not support further clinical development; and that past reported data are not necessarily predictive of future patient or clinical data outcomes; whether and when any applications or other submissions for SM-88 or other drug candidates may be filed with regulatory authorities; whether and when regulatory authorities may approve any applications or submissions; decisions by regulatory authorities regarding labeling and other matters that could affect commercial availability of SM-88 or other drug candidates; the ability of TYME and its collaborators to develop and realize collaborative synergies; competitive developments; the ability of TYME to maintain compliance with Nasdaq listing standards; and the factors described in the section captioned “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the U.S. Securities and Exchange Commission on May 25, 2022, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (available at www.sec.gov).

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

		ORR	Objective response rate
CMBTs	Cancer metabolism-based therapies	OS	Overall survival
DOR	Duration of response	PanCAN	Pancreatic Cancer Action Network
EPS	Earnings Per Share	PFS	Progression free survival
FASB	Financial Accounting Standards Board	PI	Principal Investigator
FDA	Food and Drug Administration	RECIST	Response Evaluation Criteria In Solid Tumors
GAAP	Generally Accepted Accounting Principles	ROU	Right-of-use
HR+	hormone receptor positive	SAB	Staff Accounting Bulletin
HER2-	Human epidermal growth factor receptor 2 negative	SEC	U.S. Securities and Exchange Commission
IP	Intellectual Property	SPA	Securities Purchase Agreement

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2022	March 31, 2022
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,415,058	$13,738,931
Marketable securities	70,690,123	60,611,961
Prepaid clinical costs	431,477	480,623
Prepaid expenses and other current assets	1,483,019	4,064,770
Total current assets	79,019,677	78,896,285

Operating lease right-of-use asset	28,210	38,229
Marketable securities	1,113,824	9,080,671
Total assets	$80,161,711	$88,015,185

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities (including $0 and $153,000 of related party accounts payable, respectively)	$4,685,216	$3,803,427
Severance payable	444,472	2,611,857
Accrued bonuses	465,133	933,082
Operating lease liability	26,488	37,332
Total current liabilities	5,621,309	7,385,698
Long-term liabilities
Severance payable, net of current portion	311,370	421,575
Warrant liability	89,559	124,480
Total liabilities	6,022,238	7,931,753
Commitments and contingencies (see Note 9)
Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 172,206,894 issued and outstanding at June 30, 2022, 300,000,000 authorized, 172,206,894 issued and outstanding at March 31, 2022	17,223	17,223
Additional paid in capital	241,571,007	241,030,535
Accumulated other comprehensive loss	(533,762)	(544,264)
Accumulated deficit	(166,914,995)	(160,420,062)
Total stockholders' equity	74,139,473	80,083,432
Total liabilities and stockholders' equity	$80,161,711	$88,015,185

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,
	2022	2021
Revenues	$—	$—
Operating expenses:
Research and development	1,960,753	4,184,411
General and administrative (including $0 and $115,000 of related party legal expenses, respectively)	4,646,637	2,468,159
Total operating expenses	6,607,390	6,652,570
Loss from operations	(6,607,390)	(6,652,570)
Other income (expense):
Change in fair value of warrant liability	34,921	725,143
Other income	89,409	19,523
Interest expense	(11,873)	(21,259)
Total other income (expense)	112,457	723,407
Net loss	$(6,494,933)	$(5,929,163)
Basic and diluted loss per common share	$(0.04)	$(0.03)
Basic and diluted weighted average shares outstanding	172,206,894	172,205,452
Statements of Comprehensive Loss
Net loss	$(6,494,933)	$(5,929,163)
Other comprehensive loss
Unrealized gain (loss) on marketable securities, net of tax	10,502	(33,842)
Comprehensive loss	$(6,484,431)	$(5,963,005)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance, April 1, 2022	172,206,894	$17,223	$241,030,535	$(160,420,062)	$(544,264)	$80,083,432
Stock based compensation	—	—	540,472	—	—	540,472
Unrealized gain on available-for-sale securities	—	—	—	—	10,502	10,502
Net loss	—	—	—	(6,494,933)	—	(6,494,933)
Balance, June 30, 2022	172,206,894	$17,223	$241,571,007	$(166,914,995)	$(533,762)	$74,139,473

Balance, April 1, 2021	172,200,644	$17,222	$238,572,442	$(136,794,015)	$—	$101,795,649
Proceeds from the exercise of stock options	6,250	1	6,187	—	—	6,188
Stock based compensation	—	—	643,665	—	—	643,665
Unrealized loss on available-for-sale securities	—	—	—	—	(33,842)	(33,842)
Net loss	—	—	—	(5,929,163)	—	(5,929,163)
Balance, June 30, 2021	172,206,894	$17,223	$239,222,294	$(142,723,178)	$(33,842)	$96,482,497

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(6,494,933)	$(5,929,163)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of employees, directors and consultants stock options	540,472	643,665
Change in fair value of warrant liability	(34,921)	(725,143)
Net amortization of premiums and discounts on marketable securities	389,117	227,303
Change in operating assets and liabilities:
Prepaid clinical costs	49,146	905,297
Prepaid expenses and other assets	2,634,261	186,635
Operating lease right-of-use asset	10,019	8,912
Accounts payable and other current liabilities	881,789	(280,959)
Severance payable	(2,277,590)	(167,999)
Accrued bonuses	(467,949)	(670,110)
Operating lease liability	(10,844)	(7,775)
Net cash used in operating activities	(4,781,433)	(5,809,337)

Cash flows from investing activities
Purchases of marketable securities	(17,018,440)	(65,254,424)
Proceeds from maturities of marketable securities	14,476,000	—
Net cash used in investing activities	(2,542,440)	(65,254,424)

Cash flows from financing activities
Proceeds from exercise of stock options	—	6,188
Net cash provided by financing activities	—	6,188

Net decrease in cash and cash equivalents	(7,323,873)	(71,057,573)

Cash and cash equivalents – beginning	13,738,931	107,516,420
Cash and cash equivalents – ending	$6,415,058	$36,458,847

Supplemental Cash Flow Information:
Interest	$11,873	$21,259
Income taxes	$—	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Tyme Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2022

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

The Company has been focused on developing its novel compound, SM-88 and its preclinical pipeline of novel CMBTTM programs. The Company believes that early clinical results demonstrated by SM-88 in multiple advanced cancers, including breast, sarcomas, pancreatic, and prostate, reinforce the potential of its emerging CMBT™ pipeline.

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

HoPES Trial in sarcoma

In early 2020, the open-label Phase 2 investigator-sponsored trial of SM-88 therapy in sarcoma, HoPES, opened. This trial has two cohorts, each expecting to enroll 12 patients. The first is SM-88 with MPS as salvage treatment in patients with mixed rare sarcomas, and the other is SM-88 with MPS as maintenance treatment for patients with metastatic Ewing’s sarcoma who had not progressed on prior therapy. The primary objectives are to measure ORR and PFS. Secondary objectives include DOR, OS, CBR using RECIST, and incidence of treatment-emergent AEs. The Joseph Ahmed Foundation is sponsoring this trial, which is being conducted by PI Dr. Chawla at the Sarcoma Oncology Center in Santa Monica, CA.

Preclinical Pipeline Programs

In fiscal year 2022, the Company began a comprehensive translational preclinical program focused on SM-88 MOA and Biomarker Identification/Validation. We engaged Evotec, a leading global research and development company, to aid in the execution of these activities and we are also incorporating several complementary academic collaborations into this multi-faceted program. The overall goal of these activities is to potentially identify actionable biomarkers of sensitivity and activity to SM-88 in various cancers, complementary combination drugs strategies for SM-88, and other cancer metabolism targets that could benefit from treatment.

TYME-18 is a CMBTTM compound that is delivered intratumorally. TYME-18 leverages a member of the bile acid family to create a potential treatment for inoperable tumors. Preliminary observations of the local administration of TYME-18, a combination of a proprietary surfactant system and natural sulfonic acid, suggested its potential as an important regulator of energy metabolism that may impede the ability of tumors to increase in size, which, in addition to its lytic functionality, could prove useful in difficult-to-treat cancers. The Company is assessing development priorities to determine if additional advancement of this program is warranted at this time.

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

The Company retained virology experts at Evotec to assess the mechanisms of TYME-19. Evotec is a global drug development company that has the capability to access the multiple existing and emerging variants of the COVID-19 virus. TYME and Evotec have tested the ability of TYME-19 to interrupt the cellular pathways commonly used by viruses to produce viral proteins as well as cellular responses to viral infection that cause local inflammation. Prolonged inflammation from SARS-CoV-2 can lead to some of the severe outcomes experienced by infected patients. We aimed for the work by Evotec to provide us with information that could allow us to assess the potential path forward for the program. However, with the changes in the demand for COVID-19 therapeutic landscape, and potential capital required to advance the program, our management decided to currently pause additional development of this program.

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

On January 26, 2022, the Company announced the discontinuation of SM-88 with MPS in the Precision Promise trial in mPDAC upon learning from PanCAN, the trial sponsor, that it terminated the arm due to futility compared to the control of standard of care chemotherapy in second-line mPDAC. Based on the information provided by PanCAN, the OS for SM-88 with MPS in monotherapy was lower compared to standard of care chemotherapies with either Gemcitabine and Abraxane or modified FOLFIRINOX. As of June 30, 2022, remaining estimated costs to close out the trial have been expensed.

TYME-88-PANC (Part 2) (third-line Metastatic Pancreatic Cancer)

In fiscal year 2020, we launched our pivotal study for SM-88 in the third-line treatment of pancreatic cancer through an amendment to our ongoing TYME-88-Panc trial (Part 2), with the first patient dosed in the third quarter of the fiscal year. As described previously, the COVID-19 pandemic significantly impacted enrollment of this trial such that it appeared likely to complete enrollment in a similar timeline to the second-line Precision Promise pancreatic cancer trial. There was also a higher than expected dropout of patients randomized to the chemotherapy control arm, which could have potentially impacted the interpretative and regulatory utility of the data.

Following the strategic review conducted in the first half of calendar year 2021, considering, in part, the timeline and regulatory utility for this trial compared to the parallel Precision Promise trial and concentration of investment in this specific cancer, management concluded that it would be best to focus on the second-line Precision Promise trial which offers treatment options to patients earlier in their disease and includes tumor biopsy and biomarker analyses that align with the Company’s overall strategic focus on identifying targeted therapies.

In June 2021, the Company stopped enrollment and began the process of closing down the trial. It is expected to be completed in the third quarter of calendar year 2022, with remaining estimated costs to the Company of approximately $100,000.

Merger Agreement with Syros Pharmaceuticals, Inc.

On July 3, 2022, TYME entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Syros and Tack Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Syros (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into TYME (the “Merger”), with TYME continuing as the surviving entity and a wholly owned subsidiary of Syros. At the effective time of the Merger (the “Effective Time”), each share of common stock of Tyme, par value $0.0001 per share (the “Tyme Common Stock”), issued and outstanding immediately prior to the Effective Time will be converted into the right to receive a number of shares of fully paid and non-assessable shares of common stock of Syros, par value $0.001 per share (the “Syros Common Stock”) equal to the Exchange Ratio (as defined in the Merger Agreement). The completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including the adoption of the Merger Agreement by holders of a majority of the outstanding shares of Tyme and Syros Common Stock.

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

On October 18, 2019, TYME entered into an Open Market Sale AgreementSM (as amended, the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may, from time to time, sell shares of common stock through Jefferies having an aggregate offering price of up to $30.0 million (the “Jefferies ATM”). The Company did not sell any shares through the Jefferies ATM during the three months ended June 30, 2022 and June 30, 2021. At June 30, 2022, there remained approximately $22.2 million of availability to sell shares through the Jefferies ATM subject to the terms of the Sale Agreement.

The proceeds of the aforementioned offerings are being used by the Company for continued clinical studies, drug commercialization and development activities and other general corporate and operating expenses.

For the three months ended June 30, 2022, the Company had negative cash flow from operations of $4.8 million and net loss of $6.5 million, which included non-cash expenses of $0.5 million related to non-cash equity compensation, $0.4 million net amortization expense of premiums and discounts on marketable securities, and $0.8 million change in operating assets and liabilities. As of June 30, 2022, the Company had working capital of approximately $73.4 million.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2022 filed with the SEC (the “2022 10-K”). The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The Company’s condensed consolidated financial statements include the accounts of Tyme Technologies, Inc. and its subsidiary, Tyme Inc. All intercompany transactions and balances have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in ASC and ASU of the FASB.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended March 31, 2022 included in the Company’s 2022 10-K.

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

Current Economic Conditions

The novel coronavirus (COVID-19) pandemic, and actions taken by governments and others to reduce its spread, has negatively impacted the global economy, financial markets, and the Company’s industry and has disrupted day-to-day life and business operations. Even as certain restrictions have been lifted, new processes implemented and vaccines have become more widely available and administered, spikes in infections (including the spread of new variants) continue to be experienced and certain jurisdictions continue to impose stay-at-home orders from time to time, as conditions evolve and fluctuate around the world. Additionally, supply chain disruptions, the effect of the Russia/Ukraine war, inflation and rising interest rates and the possibility of an economic recession further exacerbate challenging economic conditions. The extent to which the continuing COVID-19 pandemic and other macroeconomic headwinds impact our product candidates and business, including patients’ willingness to participate and remain in clinical trials, the timing of meeting enrollment expectations, the ability of our third-party partners to remain operational and our access to capital markets and financing sources, depends on numerous evolving factors that are highly uncertain, cannot be accurately predicted, and may be significant.

Recent Accounting Pronouncements

The Company has reviewed the Accounting Standards Updates recently issued by the FASB, and determined that they are not applicable to the Company.

Note 3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended June 30,
	2022	2021
Basic and diluted net loss per common share calculation:
Net loss	$(6,494,933)	$(5,929,163)
Weighted average common shares outstanding — basic and diluted:	172,206,894	172,205,452
Net loss per share of common stock — basic and diluted	$(0.04)	$(0.03)

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

The following outstanding securities at June 30, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

	June 30,
	2022	2021
Stock options	17,253,306	15,554,575
Warrants	3,104,318	3,104,318
Total	20,357,624	18,658,893

Note 4. Accounts Payable and Other Current Liabilities

Accounts payable (including accounts payable to a related party – see Note 11) and other current liabilities consisted of the following:

	June 30, 2022	March 31, 2022
Legal	$577,176	$263,111
Consultant and professional services	1,451,807	300,051
Accounting and auditing	204,763	14,410
Research and development	2,285,779	2,776,594
Board of Directors and Scientific Advisory Board Compensation	117,139	418,389
Other	48,552	30,872
Total	$4,685,216	$3,803,427

Note 5. Severance Payable

The Company entered into a Release Agreement, dated March 24, 2022, pursuant to which the Chief Science Officer resigned and received severance that would be payable under his employment agreement in a lump sum payment of $2.1 million. Between April 12, 2021 and March 28, 2022, the Company also entered into separation and general release agreements with three other employees. The agreements provide separation benefits, which the Company recorded as severance expense.

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

The aggregate severance liability payable was $0.8 million and $3.0 million as of June 30, 2022 and March 31, 2022, respectively.

6. Fair Value Measurements

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended June 30, 2022 and June 30, 2021.

The Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2022 and March 31, 2022 are as follows:

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
June 30, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash equivalents
Money market funds	$24,077	$24,077	$—	$—
Municipal debt securities	1,360,000	—	1,360,000	—
Marketable Securities
Short-term
Commercial paper	6,426,250	—	6,426,250	—
Corporate debt securities	29,769,174	—	29,769,174	—
Municipal debt securities	34,494,699	—	34,494,699	—
Long-term
Municipal debt securities	1,113,824	—	1,113,824	—
	$73,188,024	$24,077	$73,163,947	$—
Financial liability
Warrant liability	$89,559	$—	$—	$89,559

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
March 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash equivalents
Money market funds	$3,409,178	$3,409,178	$—	$—
Marketable Securities
Short-term
Corporate debt securities	26,195,025	—	26,195,025	—
Municipal debt securities	34,416,936	—	34,416,936	—
Long-term
Corporate debt securities	6,293,015	—	6,293,015	—
Municipal debt securities	2,787,656	—	2,787,656	—
	$73,101,810	$3,409,178	$69,692,632	$—
Financial liability
Warrant liability	$124,480	$—	$—	$124,480

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

The fair value measurement for the May 2020 Warrant issued in conjunction with the Exchange Agreements (see Note 8 for transaction details) is based on significant inputs not observable in the market and is classified as Level 3 liability as of June 30, 2022 and March 31, 2022. The fair value of the May 2020 Warrant was determined using a Black Scholes model and included significant unobservable inputs such as volatility. The model also incorporated several observable assumptions at each valuation date including: the price of the Company’s common stock on the date of valuation, the remaining contractual term of the warrant and the risk free interest rate over the term.

The following table details key inputs and assumptions used to estimate the fair value of the May 2020 Warrant as of June 30, 2022 and March 31, 2022 using a Black Scholes model:

	June 30, 2022	March 31, 2022
Stock price	$0.28	$0.35
Volatility	108%	98%
Remaining term (years)	1.76	2.01
Expected dividend yield	—	—
Risk-free rate	2.87%	2.28%

The following table summarizes activity for liabilities measured at fair value using Level 3 significant unobservable inputs:

June 30, 2022
Beginning balance, March 31, 2022	$124,480
Change in fair value of May 2020 Warrant liability	(34,921)
Ending balance, June 30, 2022	$89,559

Note 7. Available-for-Sale-Securities

The following table summarizes available-for-sale securities recorded in cash and cash equivalents or marketable securities as of June 30, 2022 and March 31, 2022:

	June 30, 2022				March 31, 2022
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Money market funds	$24,077	$—	$—	$24,077	$3,409,178	$—	$—	$3,409,178
Commercial paper	6,426,250	—	—	6,426,250	—	—	—	—
Corporate debt securities	30,125,510	35	(356,371)	29,769,174	32,831,174	—	(343,134)	32,488,040
Municipal debt securities	37,145,949	2	(177,428)	36,968,523	37,405,722	—	(201,130)	37,204,592
Total	$73,721,786	$37	$(533,799)	$73,188,024	$73,646,074	$—	$(544,264)	$73,101,810

The following table summarizes the classification of available-for-sale securities:

	June 30, 2022	March 31, 2022
Cash and cash equivalents	$1,384,077	$3,409,178
Marketable securities	71,803,947	69,692,632
Total	$73,188,024	$73,101,810

The following table summarizes our portfolio of available-for-sale securities by contractual maturity:

	Less than 12 months		12 months or Longer		Total
	Fair Value	Net Unrealized Losses	Fair Value	Net Unrealized Losses	Fair Value	Net Unrealized Losses
Money market funds	$24,077	$—	$—	$-	$24,077	$—
Commercial paper	6,426,250	—	—	—	6,426,250	—
Corporate debt securities	29,769,174	(356,336)	—	—	29,769,174	(356,336)
Municipal debt securities	35,854,699	(147,856)	1,113,824	(29,570)	36,968,523	(177,426)
Total	$72,074,200	$(504,192)	$1,113,824	$(29,570)	$73,188,024	$(533,762)

Note 8. Stockholders’ Equity

Common Stock

Voting

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

The Company determined that the May 2020 Warrant should be recorded as a derivative liability on the condensed consolidated balance sheet due to the May 2020 Warrant’s contractual provisions requiring issuance of registered common shares upon exercise. See Note 6 for the change in fair value disclosures.

The following summarizes the common stock warrant activity for the three months ended June 30, 2022:

	Warrant Shares of Common Stock	Weighted Average Exercise Price
Outstanding at March 31, 2022	3,104,318	$2.77
Granted	—	—
Exchanged	—	—
Outstanding at June 30, 2022	3,104,318	$2.77

At each of June 30, 2022 and March 31, 2022, 3,074,551, of common stock purchase warrants relating to SPAs were outstanding and exercisable.

Warrants

The Company has warrants to purchase its common stock outstanding as of June 30, 2022, as follows:

Issued	Classification	Warrants Outstanding	Exercise Price	Expiration
December 2015	Equity	446,500	$5.00	December 2025
February 2016	Equity	461,384	$5.00	February 2026
July 2016	Equity	29,767	$5.00	June 2026
May 2020	Liability	2,166,667	$1.80	April 2024

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

The Company did not sell any shares through the Jefferies ATM during the three months ended June 30, 2022 and June 30, 2021. At June 30, 2022, there remained approximately $22.2 million of availability to sell shares through the Jefferies ATM subject to the terms of the Sale Agreement.

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

Note 9. Commitments and Contingencies

Contract Service Providers

In the course of the Company’s normal business operations, it enters into agreements and arrangements with contract service providers to assist in the performance of its research and development and clinical research activities. At June 30, 2022, the Company’s obligations to contract service providers were $0.1 million in the aggregate.

On April 1, 2020, the Company amended the Clinical Research Funding and Drug Supply Agreement dated October 9, 2018, with PanCAN, to enroll individuals diagnosed with pancreatic cancer in a platform style clinical research study. Stage 1 of the study was initiated in the fourth quarter of fiscal year 2020. On January 26, 2022, the Company announced the discontinuation of SM-88 with MPS in the Precision Promise trial in mPDAC upon learning from PanCAN, the trial sponsor, that it terminated the arm due to futility compared to the control of standard of care chemotherapy in second-line mPDAC. As of June 30, 2022, remaining estimated costs to close out the trial have been expensed.

Purchase Commitments

The Company has entered into contracts with manufacturers to supply SM-88 and certain related conditioning agents, in order to achieve favorable pricing on supplied products. These contracts have non-cancellable elements related to the scheduled deliveries of these products in future periods. Payments are made by us to the manufacturer when the products are delivered and of acceptable quality. The outstanding future contract obligations structured to match clinical supply needs for the Company’s ongoing trials and registration activity are approximately $0.6 million and $2.4 million, respectively, at June 30, 2022.

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

Total Company rent expense, including short term rentals, was approximately $13,000 and $14,000 for the three months ended June 30, 2022 and June 30, 2021, respectively.

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

As of June 30, 2022, the future minimum lease payments under non-cancellable operating lease agreements for which the Company has recognized operating lease ROU assets and lease liabilities were as follows:

June 30, 2022
Fiscal year 2023	$27,468
Total remaining lease payments	27,468
Less: present value adjustment	(980)
Total operating lease liabilities	26,488
Less: current portion	(26,488)
Operating lease liabilities, net of current portion	$—

Note 11. Related Party Transactions

Legal

Faegre Drinker Biddle & Reath (“Faegre Drinker”), formerly Drinker Biddle & Reath LLP (“DBR”), has provided legal services to the Company. The Company’s Chief Legal Officer and Corporate Secretary held the consulting role “Senior Counsel” with Faegre Drinker until December 31, 2021. The Company disclosed legal fees incurred and accounts payable and accrued expenses associated with Faegre Drinker through the fiscal year end of which the related party transaction with the law firm was terminated. Faegre Drinker continues to provide services to the Company, but is no longer a related party. Legal fees incurred associated with the related party transaction with Faegre Drinker were  approximately $115,000 for the three months ended June 30, 2021. At March 31, 2022, the Company had approximately $153,000 in related party transaction costs.

Note 12. Equity Incentive Plan

Stock Options

As of June 30, 2022, there was approximately $4.9 million of total unrecognized compensation expense related to non-vested stock options. The cost is expected to be recognized over the remaining weighted average service period of 2.8 years.

As of June 30, 2022, there were 7,885,273 shares available for grant under the Company’s 2015 Equity Incentive Plan and 2016 Director Plan.

Stock based compensation expense was recognized as follows:

	Three Months Ended June 30,
	2022	2021
General and administrative	$451,000	$471,000
Research and development	89,000	173,000
Total	$540,000	$644,000

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

The weighted average assumptions used to determine such values are presented in the following table:

	June 30, 2022	June 30, 2021
Risk free interest rate	2.83% - 2.92%	0.28% - 1.01%
Expected volatility	115.36% - 115.39%	97.11% - 105.37%
Expected term (in years)	6.1	2.7 - 6.1
Dividend yield	0%	0%

The following is a summary of the status of the Company’s stock options for the three months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2022	14,504,271	$2.36
Granted	3,641,300	$0.32
Cancelled/Forfeited	(892,265)	$5.47
Exercised	—	$—
Outstanding at June 30, 2022	17,253,306	$1.77
Options exercisable at June 30, 2022	9,387,474	$2.55

		Stock Options Outstanding			Stock Options Vested
Range of Exercise Price	Number Outstanding at June 30, 2022	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Vested at June 30, 2022	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.29 - $8.75	17,253,306	$1.77	7.5	$-	9,387,474	$2.55	$-

The intrinsic value calculated as the excess of the market value as of June 30, 2022 over the exercise price of the options is $0. The market value per share as of June 30, 2022 was $0.28 as reported by the NASDAQ Capital Market.

Note 13. Income Taxes

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company weighed available positive and negative evidence and concluded that a full valuation allowance should continue to be maintained on its net deferred tax assets.

The Company is required to evaluate uncertain tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. As of June 30, 2022, the Company’s uncertain tax positions remain unchanged. Due to the full valuation allowance, none of the gross unrecognized tax benefits, if recognized, would affect the effective tax rate at June 30, 2022.

The Company had no income tax related penalties or interest for periods presented in these condensed consolidated financial statements related to uncertain tax positions due to available net operating loss carryforwards, which would be recorded as tax expense should the Company accrue for such items.

Note 14. Subsequent Events

Merger Agreement with Syros Pharmaceuticals, Inc.

On July 3, 2022, TYME entered into the Merger Agreement with Syros and Merger Sub. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into TYME, with TYME continuing as the surviving entity and a wholly owned subsidiary of Syros. At the Effective Time, each share of Tyme Common Stock, issued and outstanding immediately prior to the Effective Time will be converted into the right to receive a number of shares of fully paid and non-assessable shares of Syros Common Stock equal to the Exchange Ratio (as defined in the Merger Agreement). The completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including the adoption of the Merger Agreement by holders of a majority of the outstanding shares of Tyme Common Stock.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The disclosures in this Quarterly Report are complementary to those made in the 2022 10-K. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report and of our 2022 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “TYME” or “Tyme Technologies” refer to Tyme Technologies, Inc. together with its subsidiary. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

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

The Company has been focused on developing its novel compound, SM-88, as well as further evaluating its preclinical pipeline of novel CMBTTM programs. The Company is also exploring options to further diversify its product candidate pipeline. The Company believes that early clinical results demonstrated by SM-88 in multiple advanced cancers, including breast, sarcomas, pancreatic and prostate, reinforce the potential of our emerging CMBT™ pipeline.

Exploration of Strategic Options and Diversification

On March 29, 2022, we announced that the Board of Directors of the Company (the “Board”) had decided to explore potential strategic options to enhance stockholder value and engaged outside financial and legal advisors to assist with that process.

The Company’s Board of Directors, the Strategic Planning Committee of the Board, and Management, along with its financial advisor,

undertook a comprehensive and thorough process of reviewing and analyzing potential strategic alternatives, in-licensing opportunities and merger candidates to identify the opportunity that would, in the Company’s board of directors’ view, create the most value for the Company stockholders.

On July 3, 2022, the company entered into an Agreement and Plan of Merger with Syros and Tack Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Syros. Upon the consummation of the Merger, TYME will continue as the surviving entity and a wholly owned subsidiary of Syros. At the Effective Time, each share of Tyme Common Stock, issued and outstanding immediately prior to the Effective Time will be converted into the right to receive a number of shares of fully paid and non-assessable shares of Syros Common Stock equal to the Exchange Ratio (as defined in the Merger Agreement). The completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including the adoption of the Merger Agreement by holders of a majority of the outstanding shares of Tyme Common Stock. If the Merger does not close and TYME remains an independent company, it may choose to change its strategy, including, without limitation, to close down its trials and cease operations.

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

The Company’s recent strategy, including ongoing studies, the Preclinical Pipeline Programs and diversification efforts, was developed based on the takeaways from the strategic review , as well as on subsequent developments. Key elements of the Company’s strategy include to (i) successfully advance the development of SM-88 across a broad range of cancers, (ii) work towards identifying actionable biomarkers for patient selection or treatment response to SM-88, (iii) continue to invest in our technology platform and expand the breadth and depth of our IP portfolio, and (iv) build a balanced portfolio of proprietary and partnered programs.

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

HoPES Phase II Trial in sarcoma

In early 2020, the open-label Phase 2 investigator sponsored trial of SM-88 therapy in sarcoma, HoPES, opened. This trial has two cohorts, each expecting to enroll 12 patients. The first is SM-88 with MPS as salvage treatment in patients with mixed rare sarcomas, the other is SM-88 with MPS as maintenance treatment for patients with metastatic Ewing’s sarcoma that had not progressed on prior therapy. The primary objectives are to measure ORR and PFS. Secondary objectives include DOR, OS, CBR using RECIST, and incidence of treatment-emergent AEs. The Joseph Ahmed Foundation is sponsoring this trial, which is being conducted by PI Dr. Chawla at the Sarcoma Oncology Center in Santa Monica, CA. We anticipate that the trial enrollment will continue through the end of calendar year 2022.

Preclinical Pipeline Programs

SM-88 MOA and Biomarker Research

In fiscal year 2022, the Company began a comprehensive translational preclinical program. We engaged Evotec, a leading global research and development company to aid in the execution of these activities, and we are also incorporating several complementary academic collaborations into this multi-faceted program. The overall goal of these activities is to potentially identify actionable biomarkers of sensitivity and activity to SM-88 in various cancers, complementary combination drugs strategies for SM-88, and other cancer metabolism targets that could benefit from treatment. Additionally, the Company intends to incorporate liquid and/or tumor biopsies to future clinical trials to contribute to the biomarker identification. We anticipate this engagement will have several stages, and that it is likely to last through this fiscal year and potentially into future periods.

TYME-18 and TYME-19

TYME-18 is a CMBTTM compound that is delivered intratumorally. TYME-18 leverages a member of the bile acid family to create a potential treatment for inoperable tumors. Preliminary observations of the local administration of TYME-18, a combination of a proprietary surfactant system and natural sulfonic acid, suggested its potential as an important regulator of energy metabolism that may impede the ability of tumors to increase in size, which, in addition to its lytic functionality, could prove useful in difficult-to-treat cancers. The Company is assessing development priorities to determine if additional advancement of this program is warranted at this time.

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

The Company retained virology experts at Evotec to assess the mechanisms of TYME-19. Evotec is a global drug development company that has the capability to access the multiple existing and emerging variants of the COVID-19 virus. TYME and Evotec have tested the ability of TYME-19 to interrupt the cellular pathways commonly used by viruses to produce viral proteins as well as cellular responses to viral infection that cause local inflammation. Prolonged inflammation from SARS-CoV-2 can lead to some of the severe outcomes experienced by infected patients. We aimed for the work by Evotec to provide us with information that could allow us to assess the potential path forward for the program. However, with the changes in the demand for COVID-19 therapeutic landscape, and potential capital required to advance the program, our management decided to currently pause additional development of this program.

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

On January 26, 2022, the Company announced the discontinuation of SM-88 with MPS in the Precision Promise trial in mPDAC upon learning from PanCAN, the trial sponsor, that it terminated the arm due to futility compared to the control of standard of care chemotherapy in second-line mPDAC. Based on the information provided by PanCAN, the OS for SM-88 with MPS in monotherapy was lower compared to standard of care chemotherapies with either Gemcitabine and Abraxane or modified FOLFIRINOX. As of June 30, 2022, remaining estimated costs to close out the trial have been expensed.

TYME-88-PANC (Part 2) (third-line Metastatic Pancreatic Cancer)

In fiscal year 2020, we launched our pivotal study for SM-88 in the third-line treatment of pancreatic cancer through an amendment to our ongoing TYME-88-Panc trial (Part 2), with the first patient dosed in the third quarter of the fiscal year. As described previously, the COVID-19 pandemic significantly impacted enrollment of this trial such that it appeared likely to complete enrollment in a similar timeline to the second-line Precision Promise pancreatic cancer trial. There has also been a higher than expected dropout of patients randomized to the chemotherapy control arm, which could potentially impact the interpretative and regulatory utility of the data.

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

In June 2021, the Company stopped enrollment and began the process of closing down the trial. It is expected to be completed in the third calendar quarter of 2022, with remaining estimated costs to the Company of approximately $100,000.

COVID-19 Update and Current Economic Conditions

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others to reduce its spread, including travel restrictions, shutdowns of businesses deemed non-essential, and stay-at-home or similar orders, has negatively impacted the global economy, financial markets, and our industry and has disrupted day-to-day life and business operations. We continue to closely monitor the impact of COVID-19 on all aspects of our business, our clinical trials, and the safety of patients as the situation continues to evolve. We will continue to work closely with our clinical trial sites during the pandemic, and are committed to working with them to assure appropriate access for patients who are seeking clinical trial options for these advanced cancers for which the patients have limited or no other treatment options.

We have also taken important steps to protect the health and welfare of our employees, consultants and board members, by continuing to provide a fully “work-from-home” option. Additionally, supply chain disruptions, the effects of the Russia/Ukraine war, inflation and rising interest rates and the possibility of an economic recession further exacerbate challenging economic conditions. Although we have operated in the COVID-19 environment for approximately two years, there remains substantial uncertainty about the extent to which COVID-19 and other macroeconomic headwinds will impact our product candidates and business, including patients’ willingness to participate and remain in clinical trials, the timing of meeting enrollment expectations, the ability of our third-party partners to remain operational and our access to capital markets and financing sources and depends on numerous evolving factors that are highly uncertain and cannot be accurately predicted. Management continues to monitor the situation closely and intends to continue to adapt and implement process adjustments as needed.

Recent Developments

Nasdaq Notice

On June 21, 2022, the Company received notice from the Nasdaq Stock Market (“Nasdaq”) that it had granted the Company a 180-day extension to regain compliance with the Nasdaq continued listing standards. Nasdaq informed the Company that it granted the extension, in part, due to the Company’s intention to cure the deficiency during the extension period by effecting a reverse split, if necessary. The extension runs through December 19, 2022.

As previously reported, the Company received notice from Nasdaq on December 22, 2021 that the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, and that we were therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Pursuant to the original notice, the Company had a 180-day period in which to regain compliance. Neither the original notice nor the extension has any immediate effect on the listing or trading of our common stock on The Nasdaq Capital Market. The Company can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of our common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days during the 180-day extension period.

We are actively monitoring the minimum bid price of our common stock and are considering available options to regain compliance. We expect to seek stockholder approval to amend our certificate of incorporation to effectuate a reverse stock split in an effort of regain compliance with the $1.00 minimum bid price listing requirement and avoid delisting.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, warrant liability, and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in our 2022 10-K.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net loss for the three months ended June 30, 2022 was $6,495,000 compared to $5,929,000 for the three months ended June 30, 2021. The increase in losses for the current three-month period is mostly due to an unfavorable variance of $690,000 in the change in fair value of warrant liability offset by decreased operating costs and expenses and higher investment income described below.

Cash used in operating activities for the three-months ended June 30, 2022 was $4,781,000 compared to $5,809,000 for the three months ended June 30, 2021. See “Cash Flows” section below for further details.

Revenues

During the three months ended June 30, 2022 and 2021, the Company did not realize any revenues from operations. We do not anticipate any revenues until such time as one of our product candidates has been approved for commercialization by appropriate regulatory authorities or we enter into certain types of collaboration or licensing arrangements, none of which is anticipated to occur in the near future.

Operating Costs and Expenses

For the three months ended June 30, 2022, operating costs and expenses totaled $6,608,000 compared to $6,652,000 for the three months ended June 30, 2021. Operating costs and expenses were comprised of the following:

•

Research and development expenses were $1,961,000 for the three months ended June 30, 2022, compared to $4,184,000 for the three months ended June 30, 2021, a decrease of $2,223,000. Research and development expenditures in the June 30, 2022 quarter included costs for pre-clinical studies on SM-88 MOA and biomarker studies, as well as TYME-19. Research and development costs in the June 30, 2021 included costs for the TYME-88-Panc and Precision Promise clinical trials that were discontinued in June 2021 and January 2022, respectively. Research and development activities primarily consist of the following:

o

Study and consulting expenses were $1,542,000 for the three months ended June 30, 2022, compared to $3,465,000 for the three months ended June 30, 2021, a decrease of $1,923,000. The decrease reflects the discontinuation of the TYME-88-Panc and Precision Promise clinical trials in June 2021 and January 2022, respectively, offset by costs incurred for the OASIS trial, SM-88 mechanism of action as well as biomarker studies.

o

Salary and salary-related expenses for research and development personnel were $329,000 for the three months ended June 30, 2022, compared to $546,000 for the three months ended June 30, 2021, a decrease of $217,000 primarily due to lower headcount for roles currently outsourced to consultants.

o

Included in research and development expense for the three months ended June 30, 2022 is $90,000 of stock-based compensation expense related to stock options granted to research and development personnel compared to $173,000 for the three months ended June 30, 2021, a decrease of $83,000 primarily attributable to fully vested grants and cancellation/forfeiture of options.

•

General and administrative expenses were $4,647,000 for the three months ended June 30, 2022, compared to $2,468,000 for the three months ended June 30, 2021, an increase of $2,179,000. The general and administrative expenses for the respective periods include:

o

Other general and administrative expenses were $4,196,000 during the three months ended June 30, 2022, compared to $1,997,000 for the three months ended June 30, 2021, an increase of $2,199,000, reflecting financial advisor, clinical advisor and professional fees related to the evaluation of strategic options, including due diligence of potential counterparties, that resulted in the Company’s entry into the Merger Agreement.

o	Stock-based compensation expense related to stock options was $451,000 for the three months ended June 30, 2022 compared to $471,000 for the three months ended June 30, 2021, a decrease of $20,000.

Other income (expense)

For the three months ended June 30, 2022, the Company had $35,000 non-cash income relating to the change in fair value of the warrant liability during the period, compared to $725,000 non-cash income for the three months ended June 30, 2021, resulting in a $690,000 variance between the periods. See Item 1, Note 6 for details regarding changes in the fair value of the warrant liability.

For the three months ended June 30, 2022 the Company had investment income and interest income on cash accounts of $90,000 compared to $19,000 for the three months ended June 30, 2021. For the three months ended June 30, 2022, the Company had interest expense primarily related to the amortization of the severance payable discount of $12,000 compared to $21,000 for the three months ended June 30, 2021.

Adjusted Net Loss and Adjusted Net Loss per Share

After adjusting for change in fair value of warrant liability and amortization of employees, directors and consultants stock options, adjusted net loss for the three months ended June 30, 2022 was $5,990,000 or $0.03 per share compared to $6,010,000 or $0.03 per share for the three months ended June 30, 2021. Adjusted net loss and adjusted net loss per share are non-GAAP measures. See “Use of Non-GAAP Measures” below for a reconciliation to the comparable GAAP measures.

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

Reconciliation of Net Loss to Adjusted Net Loss
	Three Months Ended June 30,
	2022	2021
Net loss (GAAP)	$(6,495,000)	$(5,929,000)
Adjustments:
Change in fair value of warrant liability	(35,000)	(725,000)
Amortization of employees, directors and consultants stock options	540,000	644,000
Adjusted net loss (non-GAAP)	$(5,990,000)	$(6,010,000)

Reconciliation of Net Loss Per Share to Adjusted Net Loss Per Share
	Three Months Ended June 30,
	2022	2021
Net loss per share (GAAP)	$(0.04)	$(0.03)
Adjustments:
Change in fair value of warrant liability	*	*
Amortization of employees, directors and consultants stock options	0.01	*
Adjusted net loss per share (non-GAAP)	$(0.03)	$(0.03)
* The effect of the change was negligible to the adjusted net loss per share.

The Non-GAAP Measures for the three months ended June 30, 2022 and 2021 provide management with additional insight into the Company’s results of operations from period to period by excluding certain non-operational and non-cash charges, and are calculated using the following adjustments to net loss:

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

The Company continues to use the net proceeds of this offering for the development of our clinical and preclinical assets and for general corporate purposes, capital expenditures, working capital and general and administrative expenses. The Company’s most significant funding needs are in connection with (i) participating in the investigator-initiated HoPES clinical trial of SM-88 in sarcoma, (ii) participating in OASIS, our recently announced investigator-initiated prospective open-label Phase II trial, evaluating the efficacy and safety of SM-88 with MPS for the treatment of metastatic HR+, HER2- breast cancer after treatment,  (iii) conducting preclinical studies of an injectable form of SM-88, (iv) conducting preclinical studies in connection with our other preclinical pipeline products, TYME-19, TYME-18 and Tumor Targeting Technology, and (v) conducting additional or related studies of other potential drug candidates. If we determine to move beyond the preclinical stage for any of our preclinical product candidates or if we pursue studies in other cancer types, our liquidity requirements will be increased. Additionally, if the Company completes the potential Merger, the Company will, among other transaction related payment obligations, be obligated to pay each of its executive officers a retention bonus within 20 days of such transaction. (See Note 14, Subsequent Event.)

Primarily as a result of its active clinical trials, including timing of enrollment, and closing out its discontinuing clinical programs, as well as other business developments, including costs associated with the potential Merger, but not taking into consideration any potential decision to close down its trials and cease operations, the Company currently anticipates that its quarterly cash operating expense will average approximately $5.0 to $7.0 million during fiscal year 2023. Management expects that the Company’s net cash usage or net “cash burn” will be less than its operating costs. However, if the proposed Merger is consummated, the Company will become a subsidiary of Syros, and the information presented herein may not be indicative of the cash resources, liquidity sources and liquidity needs of the combined company.

As of June 30, 2022, the Company had cash on hand of approximately $6.4 million and working capital of approximately $73.4 million. During the three months ended June 30, 2021, the Company established an investment policy and invested approximately $74.1 million in a portfolio of highly liquid investments and marketable securities. As of June 30, 2022, the Company had marketable securities of $71.8 million and accrued interest of $0.6 million classified in other current assets. The primary objectives of the Company’s policy are to preserve capital and diversify risk, while maintaining sufficient liquidity to meet cash flow needs.

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

While we likely would continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital generating efforts may worsen as existing resources are used. Moreover, as discussed above, should the Company be unable to maintain compliance with Nasdaq listing requirements, our ability to raise funds and, therefore, our liquidity, could be negatively impacted. See Item 1A – Risk Factors for additional information.

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

On October 18, 2019, the Company entered into an Open Market Sale AgreementSM , which was amended on August 12, 2020 (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may, from time to time, sell shares of Common Stock, having an aggregate offering price of up to $30.0 million through Jefferies, as the Company’s sales agent (the “Jefferies ATM”). As indicated in the amendment, the shares will be offered and sold by the Company pursuant to its currently effective Registration Statement on Form S-3, as amended (Reg. No. 333-245033). Any sales of Common Stock pursuant to the Sales Agreement will be made by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts to sell the shares from time to time, based on the instructions of the Company. The Company will pay Jefferies a commission rate of three percent (3%) of the gross proceeds from the sales of shares of Common Stock sold pursuant to the Sale Agreement. Under the Sale Agreement, the Company is not required to use the full available amount authorized and it may, by giving notice as specified in the Sale Agreement, terminate the Sale Agreement at any time. During the three months ended June 30, 2022 and June 30, 2021, the Company did not raise any proceeds under the Jefferies ATM. As of June 30, 2022, there remained approximately $22.2 million of availability in the Jefferies ATM subject to the terms of the Sale Agreement.

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

Cash Flows

Net cash used in or provided by operating, investing and financing activities from continuing operations were as follows:

	Three Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(4,781,000)	$(5,809,000)
Net cash (used in) provided by investing activities	(2,542,000)	(65,254,000)
Net cash (used in) provided by financing activities	-	6,000

Operating Activities

Our cash used in operating activities in the three months ended June 30, 2022 totaled $4.8 million, which is the sum of (i) our net loss of $6.5 million, adjusted for non-cash items of $0.5 million expense amortization of stock-based compensation and $0.4 million net amortization expense of premiums and discounts on marketable securities, and (ii) changes in operating assets and liabilities of $0.8 million.

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

Investing Activities

During the three months ended June 30, 2022, our investing activities consisted of the purchase of $17.0 million of marketable securities and the receipt of approximately $14.5 million of proceeds from maturities of marketable securities.

During the three months ended June 30, 2021, our investing activities consisted of the purchase of $74.1 million of marketable securities of which $65.3 million were classified as marketable securities and $8.8 million were classified as cash equivalents on the Company’s condensed consolidated balance sheet.

Financing Activities

During the three months ended June 30, 2021, our financing activities consisted of the receipt of $6,000 in proceeds from the exercise of stock options.

There was no financing activity for the three months ended June 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and acting principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2022. Based on such evaluation, our principal executive officer and acting principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

In connection with the Merger, on July 25, 2022, a complaint captioned Irwin v. Tyme Technologies, Inc., et al., Case No. 3:22-cv-04727 was filed in the United States District Court for the District of New Jersey against the Company and our board of directors. The complaint generally alleges violations of Sections 14(a) and 20(a) of the Exchange Act in connection with the registration statement on Form S-4 related to the proposed Merger transaction with Syros that was filed on July 18, 2022. In particular, the complaint generally alleges that the registration statement contains materially misleading and incomplete information concerning: (i) certain conflicts of interest involving our management and our Board; (ii) the background and process leading up to the Merger; (iii) Syros’ and TYME’s financial projections; (iv) the description of the fairness opinion and financial analyses performed by Piper Sandler, which acted as Syros’ financial advisor for the Merger; and (v) financial analyses performed by Moelis, which acted as TYME’s financial advisor for the Merger. The complaint seeks, among other things: an injunction enjoining consummation of the Merger, rescissory relief, an order directing the defendants to disseminate a joint proxy statement/prospectus that includes certain additional and allegedly material information, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, and any other relief the court may deem just and proper.

We believe that the complaint is wholly without merit.

We have also received correspondence from law firms claiming to represent purported stockholders of the Company, either threatening litigation, requesting books and records concerning the Merger pursuant to Section 220 of the Delaware General Corporation law (“DGCL”), or making other demands relating to the Merger including that additional disclosures be provided. We cannot predict whether any of such demands or threats will result in litigation, whether additional demands or litigation may materialize, or the outcome of litigation relating to the Merger.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended March 31, 2022 includes a detailed discussion of our risk factors. Except as set forth below, at the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

The announcement and pendency of the Merger with Syros may result in disruptions to our business.

The Merger Agreement generally requires us to operate its business in the ordinary course pending completion of the Merger and restricts it from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated. These restrictions may affect our ability to execute its business strategies and attain product development and other goals and may impact our financial condition, results of operations and cash flows. Further, in connection with the Merger, our current and prospective employees may experience uncertainty about their future roles with TYME following the consummation of the merger, which may materially adversely affect our ability to attract, motivate and retain key personnel. Additionally, the pursuit of the Merger may place a significant burden on Tyme management and internal resources, and will divert management’s time and attention from its day-to-day operations and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable regardless of whether or not the Merger is consummated. Any of the foregoing could adversely affect our business, our financial condition, and results of operations.

Following the Merger with Syros, the combined company may be unable to integrate successfully and realize the anticipated benefits of the Merger.

The Merger involves the combination of two companies which currently operate as independent companies. If the Merger is completed, the combined company may fail to realize some or all of the anticipated benefits of the Merger if the integration process takes longer than expected or is more costly than expected. In addition, Syros and TYME have operated and, until the completion of the Merger, will continue to operate, independently. It is possible that the integration process also could result in the diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect the combined company’s ability to maintain relationships with third parties or the ability to achieve the anticipated benefits of the Merger, or could otherwise adversely affect the business and financial results of the combined company.

If the Merger with Syros is not consummated and we are unable to identify and implement an alternative strategic option, we may choose to close down our trials and cease operations.

On March 29, 2022, we announced that the TYME board of directors had decided to explore potential strategic options to enhance stockholder value and engaged outside financial and legal advisors to assist with that process, with the goal of ensuring that we were exploring a range of options to maximize value for TYME stockholders. Following an extensive process of evaluating strategic alternatives, on July 3, 2022, we entered into the Merger Agreement. We are devoting a substantial amount of our time and resources to consummating the Merger, however, there can be no assurance that such activities will result in the consummation of the Merger or that the Merger will deliver the anticipated benefits or enhance stockholder value. If the Merger is not consummated, we may be unable to identify and implement an alternative strategic option, in which case, we may choose to close down our trials and cease operations.

We may be unable to regain and maintain compliance with The Nasdaq Capital Market continued listing requirements, which could cause our common stock to be delisted from The Nasdaq Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in Tyme, and adversely affect our business, financial condition, and results of operations.

Our common stock is currently listed on The Nasdaq Capital Market. To maintain the listing of our common stock on The Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others, a minimum closing bid price of $1.00 per share.

On December 22, 2021, we received notice from The Nasdaq Capital Market that the closing bid price for Tyme’s common stock had been below $1.00 per share for the previous 30 consecutive business days, and that we are therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), or Rule 5550(a)(2). The Nasdaq Capital Market’s notice has no immediate effect on the listing or trading of our common stock on The Nasdaq Capital Market.

The notice indicates that we will have 180 calendar days, until June 20, 2022, to regain compliance with this requirement. Tyme can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of our common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days during the 180-day compliance period. We requested and were granted an additional 180-day compliance period and now have until December 19, 2022 to regain compliance.

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

As of the date hereof, we had not regained compliance with Rule 5550(a)(2). We have asked our stockholders to approve an amendment to our Certificate of Incorporation to implement a reverse stock split in an effort to regain compliance with the $1.00 minimum bid listing requirement and avoid delisting.

We are involved in litigation related to the Merger and may become involved in additional litigation in connection with the Merger, and this could divert the attention of our management and harm our business, and insurance coverage may not be sufficient to cover all related costs and damages.

Various forms of stockholder litigation frequently follow the announcement of certain significant business transactions, such as a business combination transaction, including our recently announced proposed Merger transaction with Syros. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

In connection with the Merger, on July 25, 2022, a complaint captioned Irwin v. Tyme Technologies, Inc., et al., Case No. 3:22-cv-04727 was filed in the United States District Court for the District of New Jersey against the Company and our board of directors. The complaint generally alleges violations of Sections 14(a) and 20(a) of the Exchange Act in connection with the registration statement on Form S-4 related to the proposed Merger transaction with Syros that was filed on July 18, 2022. In particular, the complaint generally alleges that the registration statement contains materially misleading and incomplete information concerning: (i) certain conflicts of interest involving our management and our Board; (ii) the background and process leading up to the Merger; (iii) Syros’ and TYME’s financial projections; (iv) the description of the fairness opinion and financial analyses performed by Piper Sandler, which acted as Syros’ financial advisor for the Merger; and (v) financial analyses performed by Moelis, which acted as TYME’s financial advisor for the Merger. The complaint seeks, among other things: an injunction enjoining consummation of the Merger, rescissory relief, an order directing the defendants to disseminate a joint proxy statement/prospectus that includes certain additional and allegedly material information, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, and any other relief the court may deem just and proper.

We believe that the complaint is wholly without merit.

We have also received correspondence from law firms claiming to represent purported stockholders of the Company, either threatening litigation, requesting books and records concerning the Merger pursuant to Section 220 of the Delaware General Corporation law (“DGCL”), or making other demands relating to the Merger including that additional disclosures be provided. We cannot predict whether any of such demands or threats will result in litigation, whether additional demands or litigation may materialize, or the outcome of litigation relating to the Merger.

Moreover, additional lawsuits involving us or Syros may be filed in the future related to the Merger, which may impact our ability to consummate the Merger.

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

3.3	Certificate of Designation of Series A Convertible Stock, dated January 7, 2020. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on January 8, 2020.)
3.4	Amended and Restated By-Laws of Tyme Technologies, Inc., effective August 25, 2022. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on April 29, 2022.)
10.1

Form of Nonqualified Stock Option Agreement, adopted on April 22, 2022, under the Tyme Technologies, Inc. 2015 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on April 29, 2022.)

10.2

Voting Agreement, effective April 18, 2022, by and between Michael Demurjian and Tyme Technologies, Inc. (Incorporated by reference to Exhibit 10.22 to our Annual Report on form 10-K filed with the SEC on May 25, 2022).****

10.3

Amendment to Release Agreement, effective April 18, 2022, by and between Michael Demurjian and Tyme Technologies, Inc. (Incorporated by reference to Exhibit 10.23 to our Annual Report on form 10-K filed with the SEC on May 25, 2022).

10.4

Form of Retention Agreement between Tyme Technologies, Inc. and certain executive officers (including James Biehl, Richard Cunningham, Jonathan Eckard, Barbara Galaini and Frank Porfido) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 29, 2022.)

10.5

Form of Indemnification Agreement between Tyme Technologies, Inc. and its individual directors and officers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 29, 2022.)

31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1 **	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH *	Inline XBRL Taxonomy Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101.INS)

*	Filed herewith.
**	Furnished herewith.
****	The personal addresses of the counterparties have been redacted from each of these exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2022

TYME TECHNOLOGIES, INC.

By:	/s/ Richard Cunningham
Richard Cunningham
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Frank Porfido
Frank Porfido
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Barbara Galaini
Barbara Galaini
Corporate Controller (Principal Accounting Officer)